Form 10-K
period 1998-12-31
MED EMERG INTERNATIONAL INC
filed 1999-05-20
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                        OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-13861

                          MED-EMERG INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in Its Charter)

PROVINCE OF ONTARIO, CANADA
(State or Other Jurisdiction of Incorporation or Organization)

2550 Argentia Road, Suite 205
Mississauga, Ontario, Canada                         L5N 5R1
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (905) 858-1368

Securities registered or to be registered pursuant to Section 12(b) of the Act.
(Title of each class)                (Name of each exchange on which registered)
COMMON STOCK, NO PAR VALUE           NASDAQ SmallCap and Boston Stock
                                     Exchange
REDEEMABLE COMMON STOCK              NASDAQ SmallCap and Boston Stock
PURCHASE WARRANTS                    Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act.
COMMON STOCK, NO PAR VALUE           NASDAQ SmallCap and Boston Stock
                                     Exchange
REDEEMABLE COMMON STOCK              NASDAQ SmallCap and Boston Stock
PURCHASE WARRANTS                    Exchange

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act.
NONE

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of the shares of Common Stock (based upon the closing sales price of these shares as reported on the NASDAQ Stock Market's SmallCap Market on March 31, 1999) of the registrant held by non-affiliates on March 31, 1999 was approximately US$3,869,430.

                  As of March 31, 1999, 3,095,544 shares of the registrant's Common Stock were outstanding.

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

BACKGROUND

Med-Emerg International, Inc. ("Med-Emerg" or the "Company"), based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians for hospitals and clinics in Canada. Though emergency-related services are still an important component of the Company's business, Med-Emerg has expanded to offer a wide variety of medical services including nurse staffing, physician management services and an internet-based healthcare network.

Med-Emerg is positioned to establish industry leadership in Canada by providing integrated professional management services in the delivery of healthcare to the Canadian healthcare consumer. The Company's operations are divided into three divisions, Physician and Nurse Recruitment Services, Physician Management Services and an internet based healthcare network called Healthyconnect.com. Med-Emerg's strategy is to remain focussed on these three divisions while continuing to broaden its consolidation of physicians over a wider geographic base. Med-Emerg believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and internet technology. Specifically, the Company's strategy is to leverage its 15 years of physician recruitment experience in becoming a dominant player in Physician Management Services and to develop an internet-based healthcare network that connects physicians, patients, third party payors and consumers to a "virtual world" of healthcare products and services.

THE COMPANY

The "Company" refers to: (i) Med-Emerg International, Inc.;(ii) its wholly-owned subsidiaries, Med-Emerg Urgent Care Centres Inc., Med-Emerg Dundas Urgent Care Centre Inc., JC Medical Management Inc., 927563 Ontario Inc. and 927564 Ontario Inc.; (iii) its indirect wholly-owned subsidiaries Med-Emerg Inc. and Med Plus Health Centres Ltd., which is wholly-owned by 927563 Ontario Inc. and 927564 Ontario Inc., respectively; (iv) its 75% owned subsidiary, Doctors on Call Ltd.; (v) its 45% owned subsidiary Medical Urgent Care Inc.; (vi) its51% owned subsidiary Caremedics (Elmvale) Inc.; and, (vii) its 51% owned subsidiary York Lanes Health Centres Inc.

As part of its business strategy, the Company intends to pursue rapid growth, including possible acquisitions of, and joint ventures with, related and complementary businesses. In June 1998, the Company acquired all of the outstanding capital stock of a 6-physician family practice clinic, JC Medical Management Inc. In September 1998, the Company acquired 75% of the outstanding capital in a 24-hour on-call physician service, Doctors on Call Ltd. During the first quarter of 1999, the Company acquired a 45% interest in Medical Urgent Care Inc., a 51% interest in Caremedics (Elmvale) Inc. and a 51% interest in York Lanes Health Centres Inc., and entered in management services agreements with all three companies. The Company is currently considering other acquisitions, but has no other commitments, undertakings or agreements for any particular acquisition.

The Company provides emergency medical services to hospitals and to other medical groups through its Physician and Nurse Recruitment Division and clinical medical services to the public, in clinics through its Physician Management Services Division. In September 1997, the Company launched its Urgent Care Centres program, which provides on-site emergency medical services. The Company intends to continue to aggressively market its facilities and services as a viable outsource alternative to public hospitals' present emergency room operations.

THE PHYSICIAN AND NURSE RECRUITMENT DIVISION

Competitive pressures have focused the attention of many healthcare administrators, in the public sector, on the need for better staffing of their medical professionals. Hospitals have increasingly turned to contract staffing firms with specialized skills to help solve physician contract and scheduling problems.

The Physician and Nurse Recruitment Division was established in 1983 as a medical staffing and recruitment business. The Company provides physician staffing, nurse staffing and administrative support to emergency departments and physician recruitment services to Canadian hospitals and physician groups. The administrative services include billing, maintenance of records and coordinating with third party payors. Under its contracts with hospitals, the Company provides emergency department physician coverage. The Company also coordinates the scheduling of staff physicians which provides emergency department coverage and assists the hospital's administrative and medical staff in such areas as quality assurance, risk management, departmental accreditation and marketing.

The Company's hospital physician staffing services are reimbursed either based on a monthly fee payable by the hospital or on a per shift basis. As of February 28, 1999, the Company had 16 hospital physician contracts, of which 12 were contracted to pay monthly administration fees, two were contracted to pay on a per-shift basis and two were contracted to pay based on a percentage of billings generated by the physicians on each shift. As of February 28, 1999, the Company was providing physician coverage for a total of approximately 554 shifts per month, representing over 6,650 hours per month.

The Company's nurse staffing services are reimbursed at a fixed rate per hour of coverage provided. The Company had four hospital nursing contracts as at February 28, 1999,which provided a total of approximately 1,482 hours in the month of February.

CONTRACTUAL ARRANGEMENTS

MANAGEMENT CONTRACTS WITH PHYSICIANS. The Company identifies, recruits and screens potential candidates to serve as emergency room physicians in hospitals that have contracted for the Company's contract staffing services. The Company then enters into contracts with physicians who meet its qualifications and provides those physicians as candidates for admission to the hospital's medical staff. The Company requires all physicians to be currently licensed to practice medicine in the Province of Ontario and to be Advanced Cardiac Life Support ("ACLS") or Advanced Trauma Life Support ("ATLS") certified before entering into a contract for the physician's services.

The terms and conditions of the Company's contracts with physicians generally provide that the Company, on a best efforts basis, will place the physician in a functioning facility and the Company will collect all fees due to the physician for rendering services. The Company then pays the physician for the medical services provided based on the terms of the contract between the Company and the physician. These contracts contain the following provisions:
Each physician is not an employee of the Company but is instead an independent contractor of services to various medical facilities under contract with the Company; Each physician must remain in good standing with the College of Physicians & Surgeons of the Province of Ontario and be licensed to practice medicine in the Province of Ontario; Each physician must remain in good standing with the Canadian Medical Protective Association ("CMPA") and have appropriate CMPA coverage to provide physician services to patients while working with the Company. Physicians are bound by a non-competition restriction not to provide services at any hospital where the Company has a contract for one year following the contract term. Each physician full-time contract has a term of twelve months and renews automatically for an additional twelve months.

CONTRACTS WITH HOSPITALS FOR PHYSICIAN STAFFING. The Company coordinates the scheduling of staff physicians to provide coverage on a negotiated basis to a hospital's emergency department.

The Company generally provides contract physician staffing services to hospitals on the following arrangements: fee-for-service contracts and physicians per shift that the Company provides to the hospital. In addition, physicians under contract to the Company authorize the Company to bill and collect fees. Depending upon the hospital patient volume, the Company may receive a subsidy from the hospital. Pursuant to such contracts, the Company assumes responsibility for billing and collection and assumes risks of administrative error and subsequent non-payment. All of these factors are taken into consideration by the Company in arriving at appropriate contractual arrangements with healthcare institutions and professionals. The hospital contracts are generally for one year, are generally terminable by either party upon two months written notice, and automatically renew if not terminated.

When determining the split arrangement to be used in the physician compensation model for the Company's fee-for-service contracts, the Company considers a hospital's emergency room patient volume, the monthly gross margin targets set by the Company, the location of the hospital in relation to the supply of physicians, and shift coverage offered or required by the hospital.

When determining the fixed administrative fee to be charged to the hospital, the Company considers several factors including location of the hospital in relation to the availability of physicians, number of physicians from which to draw, the number of physician shifts required, and patient volumes.

For the majority of the hospital staffing contracts, the Company's monthly fee is due on the 1st of the month for which shift coverage is being provided. For a few of the Company's contracts, the fee is not due until the end of the month for which shift coverage was provided. For all of the Company's hospital staffing contracts (fee-for-service and fixed fee) the physicians are paid on the 15th of each month for services rendered up to the 15th the prior month.

CONTRACTS WITH NURSES. The Company identifies, recruits and screens potential candidates to serve as emergency room nurses in hospitals that have contracted for the Company's staffing services. The Company then enters into contracts with nurses who meet its qualifications. The Company requires all nurses to be Basic Life Support ("BLS") certified and prefers Advanced Cardiac Life Support ("ACLS") certification. Nurses must have a minimum of two years' experience in emergency departments and pass a written examination that tests their skills as a critical care nurse.

The Company bills a fixed hourly rate to the hospital for each hour of service provided by a nurse under contract with the Company. The nurses are paid a lower fixed hourly rate on the 15th and 30th of each month.

CONTRACTS WITH HOSPITALS FOR NURSE STAFFING. The Company provides nursing coverage to hospital emergency departments on a shift-by-shift basis. The Company charges a fixed hourly rate for every hour of nursing coverage provided. The hospital contracts are generally for one year, are terminable by either party upon three months written notice, and automatically renew if not terminated.

THE PHYSICIAN AND NURSE RECRUITMENT DIVISION'S OPERATIONS

The principal operating activities of the Physician and Nurse Recruitment Division include the following:

RECRUITMENT AND CREDENTIALS. Med-Emerg has developed into one of the larger providers of physician recruitment and placement services to many communities and hospitals across Canada. Services include the complete assessment of a community's needs, practice opportunities, the development of a recruitment strategy and implementation process.

The recruitment and certifying of credentials of qualified independent contract physicians is a central aspect of the Company's operations. Full-time employees of the Company are dedicated to recruiting and certifying credentials of the independent contract physicians for the Company. The Company recruits physicians from three groups. The first group is recruited directly from postgraduate training programs. Seminars are currently held in most of the teaching hospitals in Ontario, with plans to provide seminars across Canada to educate all the residents in family medicine and other specialties about career opportunities in the Company. The second and third groups recruited are established family physicians with an interest in emergency medicine and full-time emergentologists. The Company has developed a database that tracks the physicians during their medical career. This database enhances the Company's ability to maximize the medical service contribution of each physician. In the Canadian healthcare environment where there exists a significant shortage of qualified physicians, one measure of value of a Physician Management Organization is its ability to access in a timely manner the quantity of physicians in an organization's database. As part of its recruiting strategy, the Company has established a stock option plan and group benefits plan in which its contracted physicians can participate. The Company believes that this will encourage physicians to make long-term commitments.

Qualified independent contract nurses are recruited through advertising, word-of-mouth and trade shows. Nurses must have two years of experience in critical care nursing and possess Basic Life Support ("BLS") training and preferably Advanced Cardiac Life Support ("ACLS") training.

QUALITY ASSURANCE. The Company maintains a Quality Assurance program designed to ensure consistency in clinical practice performance. These systems are subject to review and examination by independent hospital credential and regulatory agencies. As part of the Company's quality assurance program, all physicians are required to have ACLS and ATLS certification, provide a Certificate of Professional Conduct from the College of Physicians and Surgeons of Ontario, be approved by the credentialing committee in their respective hospitals that are governed by the Public Hospital Act, maintain adequate malpractice coverage, and maintain continuing medical education credits. Principally, quality assurance is the responsibility of Dr. Stephen Fowler, the Company's Executive Medical Director. The efficiency of these systems, and the performance of the Company's contract physicians, are critical to maintaining a good relationship with the hospitals, as well as minimizing the exposure of the Company to liability claims.

TIME SCHEDULING. The scheduling of physician hours and nurse hours is performed monthly. For physician services, hospitals are provided a monthly physician coverage schedule prior to the first of each month. Under some of the hospital contracts, multiple physician coverage is required during certain periods. For nursing services, hospitals contact the Company with their shift requirements. Because of varying other demands on the contract nurses and physicians, the scheduling process is complex and requires significant management attention.

BILLING AND COLLECTION OF SERVICES. Fees generated by emergency department coverage of physicians are comprised of two elements: (i) hospital administrative fees; and (ii) physician services. Under each hospital contract, the Company has the responsibility for the billing and collection of physician fees. The Company's bad debt experience in collection of physician fees has historically been less than 1% of allowable billings. In addition, the Company charges each hospital a fee for its recruiting and staffing services either on a fixed fee or fee-for-service basis.

PERSONNEL ADMINISTRATION. The Company assists the contracted physicians in personnel administration, which includes the administration of physician fee reimbursement. In addition, the Company provides for the administration of fringe benefit programs, which may include but are not limited to life insurance, health insurance, professional dues and disability insurance.

CONSULTING AND HEALTHCARE MANAGEMENT SERVICES. Hospitals have increasingly turned to consulting specialists with specialized skills to strengthen the management of their professional medical staff and specific clinical departments, to better control costs, and to assist hospitals in meeting their healthcare coverage needs and obligations to patients who are indigent, uninsured or unassigned to a referring physician. In the past few years, consulting contracts have been conducted with Hotel-Dieu Grace Hospital in Windsor, Canada and The Wellesley Hospital in Toronto, Canada. In 1998, a consulting contract was completed for the Chatham-Kent Health Alliance and the Company is currently working on a consulting contract with Northumberland Health Care Corporation.

The Company has also conducted several international consulting assignments for healthcare clients in Saipan, the Cayman Islands, Malaysia and India, including feasibility studies, identification of medical service needs, planning of healthcare delivery systems and developing marketing strategies. In 1997, the Company completed a consulting assignment to provide an integrated strategic plan for the delivery of health and social services in the Northwest Territories in Canada, the costs of which were funded by the Northwest Territory Provincial government.

The Company expects to continue its growth through staffing additional hospital contracts. In particular, the Company intends to both strategically target hospitals and physician groups. Management actively seeks opportunities to competitively bid for hospital contracts.

In addition, the Company intends to take advantage of the government's plans to restructure the delivery of Canadian medical care through fewer but more efficient hospitals and hospital groups. Management expects that hospitals will increasingly look to outsourcing from third party providers. Specifically, the Company expects that hospitals will seek opportunities for emergency care specialists not only to staff the emergency departments but also to administer and operate all aspects of those departments.

THE PHYSICIAN MANAGEMENT SERVICES DIVISION

As of March 15, 1999, the Company has ownership interest in and manages ten clinics in Canada, including two clinics in Toronto's Lester B. Pearson International Airport. The locations of and services provided at the Company's clinics are as follows:

AIRPORT. The Company has a contract with the Greater Toronto Airport Authority to provide emergency services for both Terminal 1 and 2 Medical Clinics at Toronto's Lester B. Pearson International Airport. The current contract expires on June 30, 1999 and a proposal has been submitted to the Greater Toronto Airport Authority for a new contract. The airport clinics provide emergency services throughout the airport to approximately twenty-eight million travelers who use the airport each year and walk-in services to the approximately 35,000 employees. The staff consists of highly qualified critical care nurses who are on-site and emergency physicians who are on call. Other services, generally provided to employees of the airport, include chiropractic, massage therapy and audio testing which services.

GLENDERRY, POND MILLS, CENTRAL, ST. CLAIR MEDICAL CENTRE, ELMVALE, YORK LANES. The Company operates six clinics that offer both family practice and walk-in services for patients. Other services that may be provided at the clinics are travel medicine, chiropractic, massage therapy, weight loss program, internal medicine, paediatrics, haemotology and professional family counseling. The Company manages the clinics by providing scheduling, staffing, recruiting, billing, collections and accounting services to the clinic. In the clinics where the Company does not own 100% of the outstanding capital stock, such as Elmvale and York Lanes, the Company has entered into a 5-year management services contract whereby the Company receives a monthly management fee to provide the management services.

In August 1996, the Company acquired the assets and physician contracts of St. George Medical Clinic, a Health Services Organization (HSO), and merged the operations into the Central Clinic. The clinic is funded under a contractual agreement with the Ministry of Health to provide primary care at a clinic for a specified number of registered patients. The Ministry allocates a specific payment for each patient on a monthly basis, whether the services are used or not. The monthly fee is determined by the age and sex of the patient and is referred to as the capitation rate. As at December 31, 1998, the average monthly capitation rate was $12.82 per patient with approximately 5,964 patients enrolled under the HSO program. Under the fee-for-service model, a fee is billed to the Ministry only when a patient visits the clinic and a service is performed. The fee-for-service rates are set by the Ministry and vary depending on the type of medical service performed.

In June 1998, the Company acquired the shares of J.C. Medical Management Inc., operating as St. Clair Medical Centre, a 6-physician primary health care practice located in Toronto, Canada. The Company manages the clinics by providing scheduling, staffing, recruiting, billing, collections and accounting services to the clinic.

In September 1998, the Company acquired 75% of the shares of Doctors on Call, Ltd, an on-call service providing patients with 24-hour physician access. This service is being managed from the Central location.

In March 1999, the Company acquired a 51% interest in each of Caremedics (Elmvale) Inc. ("Elmvale") and York Lanes Health Centres Inc. The Company provides management services to the clinics for a monthly fee based on a percentage of revenues generated at each clinic.

DUNDAS URGENT CARE CENTRE, BRITANNIA URGENT CARE CENTRE The Company plans to continue to develop a chain of Urgent Care Centres, initially in Ontario and then in other Canadian provinces, that will gain public recognition and government support as a quality deliverer of urgent health care.

Due to government funding constraints, many primary care physicians in Canada have moved to other countries to practice medicine, retired from the practice of medicine, or have closed their practices to become a member of a group of physicians that provide only limited access to health care. Consequently, approximately 1 in 4 residents of Ontario is without a primary care physician.

The Company's plan is to develop its Urgent Care Centre services, through which it intends to offer on-site, one-stop medical care comparable to the services provided in a traditional emergency department.

The Urgent Care Centre concept consists of a group of emergency trained physicians, a medical laboratory, a diagnostic radiology service, and a pharmacy, each of which must be present for the others to co-exist, and each of which is provided by a separately owned company. The Company will operate the clinic component of the Urgent Care Centre and the support staff will be employees of the Company. The Company intends to provide emergency medical services, including emergency physician staffing, emergency nurse staffing, receptionist staffing, physician billing services, all financial services, inventory control, Medical Directorship and other operational components such as quality improvement and risk management initiatives. Each emergency-trained physician working at an Urgent Care Centre will have critical care expertise to treat most clinical problems. Unlike most walk-in clinics and family physician offices, the Company's management believes its Urgent Care Centres will generally be able to treat 90% of the cases seen in a typical Ontario emergency department. In certain cases requiring hospitalization, the Company intends that the Urgent Care Centre will stabilize the patient and then transfer them to hospitals.

The Company bills and collects the professional fees for medical services provided at its Urgent Care Centres. Fees are billable to the Ontario
Ministry of Health ("OHIP") in accordance with prescribed fee for service billing guidelines. In addition, for medical services not covered by OHIP, the Company will bill the patient directly. Direct patient billings represent a small portion of the Company's billings. Subsequent to the receipt by the Company of its billings for medical services, professional fees payable to the physician are disbursed pursuant to each physician's contract. The direct costs associated with each Urgent Care Centre are those associated with employing the nursing and administrative support staff, the facility lease costs and the cost of supplies. The profitability of each Urgent Care Centre will be directly effected by the number of patients that each centre services.

The Company opened its first centre on September 19, 1997. In January 1999, the Company acquired a 45% interest in Medical Urgent Care Inc., a company that operates the Britannia Urgent Care Centre. The Company has a 5-year agreement to provide management services to the Britannia Urgent Care Centre for a percentage of the revenues generated by the clinic component.

The success of the Urgent Care Centre concept will depend on the Company realizing several strategic objectives. The Company desires to offer comprehensive medical care at a level comparable to traditional hospital based emergency departments. In order to accomplish this objective, it must recruit sufficient physicians and nurses with appropriate critical care expertise to ensure quality care for all clinical problems, recruit experienced providers of diagnostic imaging, medical laboratory services, and pharmacy services to be co-participants in each centre, manage day-to-day operations with an experienced Medical Director for quality assurance and an experienced Clinical Director for operational efficiency, and operate in a cost effective manner to maximize profitability.

The Company believes that customer service is essential to its success. The Company believes that the following steps will increase patient satisfaction:
Overlap physician staffing to suit volume so that the average waiting time from the moment the patient enters the Centre is 30 minutes or less; On-site location of diagnostic imaging, laboratory services and a pharmacy to reduce patient delays; Periodic patient satisfaction surveys to identify problems at an early stage and prevent reoccurrence of the same type of complaints; Customer access to waiting rooms with televisions, air conditioning, current magazines, and toys for children; and clean sanitary facilities, particularly washrooms.

HEALTHYCONNECT.COM DIVISION

HealthyConnect.com is an internet-based healthcare network that will connect physicians, hospitals, third party payors and consumers. This network will allow all participants to access and exchange healthcare related information, purchase healthcare products and services, and communicate more cost-effectively with one another. HealthyConnect.com will deliver healthcare services and products and provide timely access to reliable healthcare information through the utilization of advanced telecommunication technology. Targeted users of HealthyConnect.com are consumers, physicians and other healthcare providers, and healthcare suppliers.

CONSUMERS. Consumers will benefit from 24-hour, 7-day a week access, via the internet and telephone, to the Med-Emerg healthcare service provider network. In addition, consumers will have multiple site secure access to their own and their family members' electronic medical record, access to a physician management health and wellness centre, and convenient at-home shopping for health products and services.

PHYSICIANS AND OTHER HEALTHCARE PROVIDERS. HealthyConnect.com will enable physicians and other healthcare providers to access reliable information and provide them with additional support in delivering cost effective, high quality healthcare services using all available technologies. Benefits include 24-hour coverage for patients, access to a comprehensive physician medical reference database, online Continuing Medical Education courses, tools for chronic disease management, and participation in clinical trials.

HEALTHCARE SUPPLIERS. HealthyConnect.com will link healthcare product and service suppliers with the Med-Emerg clinical network patient family. Convenient and secure access and at home/office browsing and purchasing capabilities will facilitate direct sales opportunities for member suppliers. Healthcare suppliers that may benefit from using HealthyConnect.com include pharmaceutical companies, insurance companies, employers, government, managed care organizations, physicians and hospitals.

GOVERNMENT REGULATION

The provision of medical services in Canada is for the most part under provincial jurisdiction. Under the Health Insurance Act, the government of Ontario is responsible for paying physicians for the provision of insured services to residents of Ontario. In 1993, the government placed an overall hard cap of approximately $3.8 billion on the amount physicians could collectively bill OHIP for insured services. As physicians' billings exceeded this hard cap in successive years, the government reduced the fees received under OHIP by prescribed percentages ("clawbacks"). This clawback is subject to constant revision and review. In addition to the hard cap, individual physicians' billings under OHIP are subject to threshold amounts, or soft caps. Once a physician reaches a prescribed level in the 12-month period beginning April 1 of each year, the government reduces payments to the physician by a prescribed fraction. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place material limitations on reimbursement amounts or practices could adversely affect the operations of the Company, absent, or prior to, satisfactory renegotiations of contracts with clients and arrangements with contracted physicians.

Under a combination of statutory provisions, both Federal and provincial, physicians are prohibited from billing their patients for fees in excess of those payable for services listed in the OHIP Schedule of Benefits. The Canada Health Act allows for cash contributions by the Federal government in respect of insured health services provided under provincial healthcare insurance plans. In order for a province to qualify for a full cash contribution, there is a requirement that the provincial healthcare insurance plan satisfy the criteria set out in the Canada Health Act. In addition, the provincial plan must ensure that no payments are permitted in respect of insured health services that have been subject to extra billing.

Continuing budgetary constraints at both the Federal and provincial level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges. The Company's independent contracted physicians as well as the Company are subject to periodic audits by government reimbursement programs to determine the adequacy of coding procedures and reasonableness of charges.

Business corporations are legally prohibited from providing, or holding themselves out as providers of, medical care in many provinces. While the Company will seek to structure its operations to comply with the corporate practice of medicine laws of each province in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found in compliance with restrictions on the corporate practice of medicine in all provinces. A determination that the Company is in violation of applicable restrictions on the practice of medicine in any province in which it operates or could operate could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such province.

Due to increasing government fiscal restraint, Ontario's health care system is currently undergoing a significant restructuring by the provincial government. Based on a determination that the Ontario public healthcare system was not fiscally efficient, in 1997 the Province of Ontario enacted the Savings and Restructuring Act, which gives its provincial government the ability to implement a health care system restructuring plan. The new legislation established the Health Services Restructuring Commission, which has broad decision making authority over every aspect of a public hospital's operations, including all aspects of operations, fiscal policy, public funding and even the continuance or cessation of a public hospital's existence. The objective of the legislation is to induce public hospitals' care delivery systems in the Ontario health care area to improve the quality of health care and particularly to install efficiencies of cost in the delivery of medical services to the 11 million person population of the Province of Ontario (37% of all of Canada). Inefficient hospitals run the risk of the loss of public funding if they fail to meet the objectives of the Commission. Accordingly, the incentives are in place to induce public hospitals to find solutions to achieve the desired efficiencies, including outsourcing available from and through private sector organizations, such as the Company.

PROPOSED HEALTHCARE LEGISLATION

The Health Services Restructuring Commission (HSRC), established under Bill 26, has the mandate and authority to facilitate and accelerate hospital restructuring in Ontario. This legislation contains measures intended to control public and private spending on healthcare as well as to provide universal public access to the healthcare system. The Company cannot predict what effect, if any, this and other healthcare legislation will have on its operations. Significant changes in Canada's healthcare system are likely to have a gradual but substantial impact on the manner in which the Company conducts its business and could have a material effect on its results of operations.

Despite pronouncements by the Ontario Minister of Health that managed care options, such as in the United States, are being considered, it is not evident that U.S. styled managed care will play a significant role in the fee-for-service sector of the publicly funded healthcare system. Management believes that government actions in the area of legislation to date indicate a present intent to let the healthcare system proceed without intervening directly in the management of patient care, although there can be no assurance thereof. In the future, greater emphasis may be placed on such managed care tools as utilization review, practice guidelines, and outcome measurement. The current move away from traditional fee-for-service mechanisms may have a similar effect as physicians attempt to minimize the risk they face and as the government strives for accountability and value-for-dollar assurances.

COMPETITION

Competition in the industry is based on the scope, quality and cost of services provided. Certain of the Company's current and potential competitors have substantially greater financial resources than the Company. While management believes that it competes on the basis of the quality of its services, the larger resources of its competitors may give them certain cost advantages over the Company (e.g., in the areas of malpractice insurance, cost savings from internal billing and collection and a broader scope of services). The clinics operated by the Physician Management Services Division compete with hospitals and other private physicians. The Urgent Care Centre competes with hospital emergency rooms. The Company believes that the varied physician practice alternatives coupled with competitive remuneration plans create a significant incentive for physicians to provide patient services through the Company.

EMPLOYEES

On March 31, 1999, the Company had 45 full-time employees, of whom three were in general executive positions, 18 were in administration and 23 were in the Clinics. In addition, as of such date approximately 197 independent physicians and 32 independent nurses were actively working as independent contractors of the Company. These physicians and nurses are not employees of the Company. Approximately 16 nurses working at the Airport clinic are represented by a collective bargaining agreement with the Ontario Nurses Association. The Company considers its employee relations to be satisfactory.

ITEM 2:  DESCRIPTION OF PROPERTY

The Company's head office is located at 2550 Argentia Road, Suite 205, Mississauga, Ontario, L5N 5R1. The head office occupies approximately 5,560 square feet of space under a lease that expires in February 2001 at an average annual rental rate of approximately $105,700.

The Central clinic is located at 458 Central Avenue, London, Ontario, N6B 2E5. The clinic occupies approximately 6,400 square feet of space under a lease that expires December 31, 2002 at an average annual rental rate of approximately $94,900. The Pond Mills clinic is located at 1166 Commissioners Road East, London, Ontario, N5Z 4R3. This lease is currently on a month-to-month basis for approximately $4,470 per month. The Glenderry clinic is located at 2760 Derry Road West, Mississauga, Ontario, L5N 3N5. The clinic occupies approximately 2,600 square feet at an annual rental rate of approximately $69,200.

The St. Clair Medical Centre is located at 50 St. Clair Avenue East, Toronto, Ontario, M4T 1M9. The clinic occupies approximately 2,000 square feet at an annual rental rate of approximately $29,200. The lease expires in December 2005.

The Dundas Urgent Care Centre is located at 801 Dundas Street East, Mississauga, Ontario, L4Y 4G9. Med-Emerg occupies approximate 2,700 square feet at an annual rental rate of approximately $41,775. The lease expires in September 2002.

The Britannia Urgent Care Centre is located at 1201 Britannia Road West, Mississauga, Ontario. The Urgent Care Centre occupies approximately 11,000 square feet at an annual rental rate of approximately $78,500. The lease expires February 28, 2008. A total of 3,000 square feet is subleased to service providers, such as pharmacy, radiology, laboratory and physiotherapy and rehabilitation services. The service providers contribute approximately 80,000 in annual rent and the sublease expires in March and May 2003.

The Elmvale Clinic is located at 1910 St. Laurent Blvd., Ottawa, Ontario. Annual rent totals approximately $46,000 for 2,936 square feet. The lease expires June 7, 2003.

The York Lanes Clinic is located within York University at Unit #28, 4700 Keele Street, North York, Ontario. Annual rent totals approximately $142,000 for 4,693 square feet. The lease expires February 28, 2004.

ITEM 3:  LEGAL PROCEEDINGS

The Company is presently party to one legal proceeding that was commenced on July 4, 1997 in the General Division of the Ontario Court. This proceeding relates to the November 1996 Recapitalization, in which the Estate of Dr. Donald Munro ("Estate") contributed 75,000 of its 150,000 shares of Common Stock to the capital of the Company. The Estate, the applicant in the proceeding, has taken the position that it continues to be the beneficial owner of 150,000 shares of Common Stock. The Company disagrees with the Estate's position and intends to defend this action vigorously. However, in the event that the Company is unsuccessful in its action, the Company will be required to return to the Estate the 75,000 shares which were previously surrendered in the November 1996 Recapitalization.

In addition, in the future, the Company could be subject to claims arising from its contracts with hospitals or other institutions or professional associations to which it provides services.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on Friday, August 21, 1998. At this meeting, the following matters were voted on by the company's shareholders:

(A)      ELECTION OF DIRECTORS

Ramesh Zacharias, Carl W. Pahapill, William E. Thomson, Peter Deeb, and Robert M. Rubin were duly elected as directors of the Company to service until the next Annual Meeting of Shareholders or until their respective successors have been duly elected and qualified. The vote was as follows:


NAMES                       VOTES CAST IN FAVOUR       VOTES WITHHELD     VOTES CAST AGAINST
-----                       --------------------       --------------     ------------------
Ramesh Zacharias                   2,441,085               927,812             271,147
Carl W. Pahapill                   2,441,085               927,812             271,147
William E. Thomson                 2,441,085               927,812             271,147
Peter Deeb                         2,441,085               927,812             271,147
Robert M. Rubin                    2,441,085               927,812             271,147


(B)      APPOINTMENT OF AUDITORS

The shareholders of the Company ratified the appointment of Schwartz, Levitsky, Feldman, Chartered Accountants as the Company's independent, by the following vote:


VOTES CAST IN FAVOUR               VOTES CAST AGAINST            ABSTENTIONS
--------------------               ------------------            -----------
     2,712,232                             0                       927,812


(C)      AMENDMENT TO ARTICLES OF INCORPORATION TO CREATE A CLASS OF SPECIAL
         SHARES

The Company's shareholders approved the amendment to the Articles of Incorporation to include a class of special shares, issuable in series, as part of the company's authorized capital, by the following vote:


VOTES CAST IN FAVOUR               VOTES CAST AGAINST            ABSTENTIONS
--------------------               ------------------            -----------
     2,441,085                          271,147                    927,812


(D)      REDUCTION IN STATED CAPITAL

The Company's shareholders approved the reduction in the stated capital of the Company's Preferred Shares by Cdn$5,525,414, by the following vote:


VOTES CAST IN FAVOUR               VOTES CAST AGAINST            ABSTENTIONS
--------------------               ------------------            -----------

     2,441,085                          271,147                    927,812


PART II

ITEM 5:  NATURE OF TRADING MARKET

The Common Shares and Redeemable Common Stock Purchase Warrants are listed for trading under the symbols "MDER" and "MDERW", respectively, on the NASDAQ SmallCap Market and under the symbols "MEI" and MEIW", respectively, on the Boston Stock Exchange. The Common Shares and Redeemable Common Stock Purchase Warrants have been listed on both Exchanges since February 12, 1998. Prior to that date the Common Shares and Redeemable Common Stock Purchase Warrants were privately held.

The following table sets forth the range of high and low sales prices from February 12, 1998:

                                                     COMMON SHARES
                                             -----------------------------
                                               HIGH                 LOW
                                             --------            ---------
First Quarter (from Feb.12/98)               US$4-3/4            US$3-3/8
Second Quarter                                  4                   2-13/16
Third Quarter                                   3-1/4               1-11/16
Fourth Quarter                                  2                   1


As of May 5, 1999, the Company had approximately 508 shareholders, including 29 shareholders of record and approximately 479 persons or entities holding common stock in nominee name.

The Company has not declared cash dividends on its Common Stock in the last two fiscal years.

There were no unregistered sales of securities during the last fiscal year.

The net proceeds to the Company from its Initial Public Offering after deducting underwriting discounts and commissions and other expenses of the Offering, were US $3,737,158. The Company used the net proceeds of the Offering as follows:


                                                                 Amount
                                                             (U.S. DOLLARS)
                                                             --------------
       Repayment of Lines of Credit (1)                        $  862,108
       Repayment of Bridge Notes (2)                              546,589
       Working Capital Requirements                               630,077
       Acquisitions (3)                                           245,407
       Urgent Care Centre                                         147,147
       Dividends on Preferred Shares                              117,710
       Capital Assets                                             106,617
       Share Repurchase Plan (4)                                   76,209
       Purchase of Note Receivable                                 50,688
                                                               ----------
       Proceeds used to date                                    2,782,552
       General Corporate Purposes and
            Potential Acquisitions (5)                            954,606
                                                               ----------
                                                               $3,737,158


(1) Represents repayment of an aggregate of US $250,000 of loans against line of credit provided to the Company by Robert Rubin, a director of the Company. The loan bore interest at 2% over the prime rate in effect from time to time as reported in The Wall Street Journal. The Company used these loans for working capital and certain costs associated with the opening of the first urgent care centre. Also represents repayment of approximately $890,000 (US $600,200) against the Company's outstanding balance on its bank credit facility, such balance bearing interest on an annual basis at the facility's announced prime rate plus 1.5%. The proceeds borrowed from the bank credit facility were used by the Company as working capital.

(2) Represents repayment of the principal and accrued interest on the 8% promissory notes sold in the January 1997 private placement ("Bridge Financing"). The proceeds from the Bridge

     Financing were applied to reduce the Company's bank borrowings.

(3) The Company completed two acquisitions since the completion of the Initial Public Offering. All of the shares of J.C. Medical Management Inc. were purchased in June, 1998 and 75% of the shares of Doctors on Call Ltd. were purchased in September, 1998.

(4) The Company repurchased 43,500 shares of its Common Stock during the fourth quarter of 1998.

(5) The Company intended to use a portion of the net proceeds of the Offering to fund additional acquisitions.


ITEM 6:  SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto, other financial data, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


STATEMENT OF OPERATIONS DATA:

                                                                                      CDN $
                                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------
                                                      1998            1997             1996            1995            1994
                                                  -----------     -----------     -----------     -----------     -----------
On a Canadian GAAP basis: (1)
 Revenue                                          $15,282,584     $11,572,667     $10,817,048     $10,983,553     $10,474,754
 Physician Fees and Other Direct Costs             11,837,088       8,749,735       8,554,396       8,406,631       7,977,679
 Gross Profit                                       3,445,496       2,822,932       2,262,652       2,576,922       2,497,075
 Operating Expenses (4)                             3,639,724       2,890,748       5,948,069       2,860,892       2,218,420
 Operating Income (Loss)                             (194,228)        (67,816)     (3,685,417)       (283,970)        278,655
 Other Income (Expense)                               (18,657)       (444,878)        (55,461)         54,930         (51,879)
 Provision for Income Taxes (Recovery)                (55,349)        (40,609)       (146,554)         71,447          52,245
 Net Income (Loss)                                   (157,536)       (472,085)     (3,594,324)       (300,487)        174,531
 Net Income (Loss) per Common Share (2)                 (0.05)          (0.24)          (1.18)          (0.13)           0.07
 Basic Income (loss) per Common Share                   (0.11)          (0.24)          (1.18)          (0.13)           0.07

On a U.S. GAAP basis: (1)
 Operating Expenses (3)(4)                        $ 3,901,769     $ 3,037,525     $ 6,006,643     $ 2,860,892     $ 2,218,420
 Operating Income (Loss)                             (456,273)       (214,593)     (3,743,991)       (283,970)        278,655
 Other Income (Expense)                               (18,657)       (444,878)        (55,461)         54,930         (51,879)
 Provision for Income Taxes (Recovery)                (55,349)        (40,609)       (146,554)         71,447          52,245
 Net Income (Loss)                                   (419,581)       (618,862)     (3,652,898)       (300,487)        174,531
 Primary Earnings (Loss) Per Share                      (0.20)    $     (0.31)    $     (1.51)    $     (0.13)    $      0.08


BALANCE SHEET DATA:


                                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------
                                                      1998            1997             1996            1995            1994
                                                  -----------     -----------     -----------     -----------     -----------
 Working Capital                                    2,295,360     $(1,930,382)    $(1,192,641)    $  (480,475)    $   104,154
 Total Assets                                       8,352,468       5,201,571       3,539,823       2,699,369       1,663,815
 Retained Earnings (Accumulated Deficit)           (4,564,963)     (9,758,265)     (9,286,180)       (166,442)        338,051
 Long Term Debt                                       102,322          79,352              --             --              --
 Preference Shares                                    594,586       6,120,000       6,120,000             --              --
 Common Shares                                      7,582,837       2,507,479       2,020,979             189             206
 Common Stock Purchase Warrants                       150,741              --              --              --              --
 Convertible Debenture                                590,625              --              --              --              --
 Contributed Surplus (5)                            1,316,980       1,246,000       1,246,000              --              --
 Shareholders' Equity                               5,670,806         115,214         100,799        (166,253)        338,257


(1) The Company prepares its financial statements in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which may differ in certain respects from accounting principles in the United States ("U.S. GAAP"). For an explanation of the differences between Canadian GAAP and U.S. GAAP, see Note 16 to the Company's consolidated financial statements.

(2) Net income per share reflects a weighted average of 2,975,853 shares of Common Stock outstanding at December 31, 1998. 1,941,510 shares of Common Stock outstanding at December 31, 1997, 3,038,214 shares of Common Stock outstanding at December 31, 1996 and 2,333,333 shares of Common Stock outstanding prior to such dates.

(3) At December 31, 1998, December 31, 1997 and December 31, 1998, U.S. GAAP requires the inclusion of $262,045, $146,777 and $58,574, respectively, as additional write-off of deferred start-up costs and deferred acquisition costs.

(4) At December 31, 1997, operating expenses included stock compensation expenses of $139,000 for shares issued to a director. At December 31, 1996, operating expenses included stock compensation expenses of $1,695,800 for shares issued to a shareholder as part of the November 1997 Recapitalization and $1,246,000 for the issuance of stock options to a director.

(5) Contributed surplus arises from the difference between the fair market value of $2.78 and the exercise price of $1.00 for 700,000 stock options issued to a director, plus the difference between the average carrying value of common shares and the actual price paid to repurchase and cancel 43,500 common shares.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the Physician Management Services operations, revenue is generated when the contracted physician performs a medical service that in turn is billed by the Company to the Ministry of Health. The fee-for-services billed to the Ministry of Health are based on rates set by the Ministry of Health and vary depending on the type of medical service performed. The Ministry of Health pays the Company on a monthly basis for these services billed and the Company in turn pays the physician according to the contract between the physician and the Company. In addition, the Company owns and manages its clinic and provides staffing, administration, management and financial support. Therefore, the Company receives a monthly management fee from each clinic and is entitled to distributions made from the clinic.

In May of 1998, management entered into a strategic partnership with Clinicare of Calgary, an automated medical records practice management system. The Clinicare system, when utilized to integrate the Company's medical clinics, enables management to develop incremental medical records based complementary business opportunities. As the dominant player in the Canadian Physician Management Services industry, management believes there is significant incremental revenue and profitability that will be derived from the effective management of the underlying medical records supporting the Company's annual patient visits.

The company is launching an internet-based healthcare network, called HealthyConnect.com, that will allow participants to access and exchange healthcare related information, purchase healthcare products and services, and communicate more cost-effectively with one another. HealthyConnect.com, combined with the Clinicare strategic partnership, provides a platform by which the Company can benefit from business opportunities that are complementary to its other two divisions. These opportunities include provision of clinical trial services, the marketing of patient focussed medical information, and the ability of third party service providers to efficiently conduct their operations through an electronically integrated business partnership.

This integrated and rapidly growing Canadian Physician Management Services structure will be well positioned to provide physicians with the beneficial aspects of managed care, including dealing with the business complexities of cross-relationships with service providers, and day-to-day operating efficiencies required to maximize earnings from their practice of medicine.

During 1998, the Company completed two acquisitions. In June of 1998, the Company completed the acquisition all of the outstanding shares of JC Medical Management Inc., a multi-physician primary care clinic located in Toronto, Canada that provides healthcare to the surrounding community. In September of 1998, the Company acquired 75% of the outstanding shares of Doctors On Call Ltd., an on-call service that provides patients with 24-hour access to medical services in London, Canada.

In January of 1999, the Company acquired a 45% interest in an Urgent Care Centre, Medical Urgent Care Inc. The Company developed and opened its first Urgent Care Centre in September 1997. The Urgent Care Centre concept consists of a group of emergency trained physicians, a medical laboratory, a diagnostic radiology service, and a pharmacy, each of which must be present for the others to co-exist, and each of which is provided by a separately owned company. The Company manages the clinic component of the Urgent Care Centre and provides the support staff for this component. Ownership of Medical Urgent Care Inc. is shared with the group of emergency trained physicians that provides the medical service in the clinic component.

In February, 1999, the Company became party to a lease for the clinic located within York University in Toronto, Canada. The Company has entered into a management services agreement to manage to clinic for a monthly fee based on revenues generated by the clinic. The Company will have a 51% interest in the company that owns the clinic.

In March of 1999, the Company purchased 51% of the outstanding capital of Caremedics (Elmvale) Inc., a multi-physician primary healthcare clinic located in Ottawa, Canada. The Company entered into a management services agreement to manage the clinic for a monthly fee based on revenues generated by the clinic.

Complementary to the development of the Physician Management Services Organization (PMSO) and internet business, the Company continues to promote its medical manpower staffing services throughout Canada. Demand for emergency care has grown significantly over the past ten years, notwithstanding the small proportion of physicians focusing on emergency medicine. Moreover, recruitment of experienced emergency medicine practitioners by hospitals in other countries is intense and such demand is expected to continue for some time. Given the uncertainties associated with patient volumes in several Ontario hospital emergency departments, the pool of available physicians willing to practice emergency medicine has been declining.

The Company's ability to provide solutions and source physicians and highly skilled nurses will be enhanced by its success in developing its dominant status in the PMSO sector. In Canada, in excess of seventy percent of physician staffing in hospital based emergency departments is provided by family physicians. The Company's business strategy is to integrate and through its physicians program offer the family physician a comprehensive practice opportunity. Management believes that the creation of a dominant MSO status in Canada will significantly contribute to the Company's efforts in growing its emergency services recruitment division. It is management's intention to market its MSO services to the Canadian physician community, which totals approximately 55,000 members strong and collects annual billings of approximately $11.0 billion.

Fees charged by the Company for emergency department staffing services are comprised of two elements: (i) hospital services; and (ii) physician services. Under each hospital contract, the Company has the responsibility for the billing and collection of physician fees. The Company charges each hospital a fee for its recruiting and staffing services on a fixed fee basis.

The Company's hospital contracts are designed to transfer to the hospital certain financial risks arising from changes in patient volume. Because the majority of such contracts are reimbursed from government healthcare insurance plans, the Company's bad debt experience in collection of physician fees has been less than 1% of allowable billings, primarily due to administrative errors. Fee-for-service contractual arrangements involve a credit risk related to services provided to uninsured individuals. The Company's working capital needs are generally a function of the acquisition of new hospital contracts or the conversion of fixed fee contracts to fee-for-service contracts. As discussed below in Results of Operations, the Company has sometimes experienced a reduction in the number of its hospital contracts, making the acquisition of new contracts particularly important.

The Company's physician contracts are entered into between the Company and individual physicians and are either part time or full-time. In general, each contracted physician will be placed in a functioning facility by the Company and the Company will collect all fees due to the physician for rendering medical services. The Company then pays the physician for the medical services provided based on the terms of the contract between the Company and the physician.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

    NET SERVICE REVENUES. Revenues increased by $3,709,917 or 32.1% from $11,572,667 for the year ended December 31, 1997 to $15,282,584 for the comparable period in 1998. The increase is due to: (i) revenue generated from the acquisitions of JC Medical Management Inc. and Doctors on Call Ltd., (ii) additional revenue recorded on the increase in ownership of Glenderry Walk-in Clinic from 33 1/3% to 100%, (iii) revenue generated from the emergency nurse staffing service launched in 1998, and (iv) general increase in patient volumes in both the physician staffing service and clinic operations.

    For the year ended December 31, 1998, revenues of Physician and Nurse Recruitment division increased by $2,484,439 or 27.3% to $11,576,670 from $9,092,231 for the year ended December 31, 1997. The launch of the nurse staffing service in April 1998 contributed $444,439 to the increase in revenue during 1998. Revenue from the physician staffing service increased as a result of: (i) a significant increase in the amount of physician coverage provided under two hospital contracts, (ii) two new hospital contracts during 1998 and two contracts that commenced during the fourth quarter of 1997 and continued throughout 1998, (iii) three new hospital contracts under which the Company provided coverage for the summer months only. The increase in revenue was offset by the termination of one large and four smaller hospital contracts, the one-time consulting fee that was received in 1997 and a one-time overseas physician placement for the Canadian government during the fourth quarter of 1997.

    For the year ended December 31, 1998, operating income from the Physician and Nurse Recruiting division decreased by $45,484 to $1,045,811 from income of $1,091,295 for the year ended December 31, 1997. During 1997, operating income of $317,296 was earned on a one-time consulting fee. This decrease in income was offset in 1998 by the operating income of $78,228 earned from the nurse staffing service launched in April 1998 and the gross margin realized on the increased revenue from physician staffing contracts.

    For the year ended December 31, 1998, revenues of the Physician Management Services division increased by $1,225,478 or 49.4% to $3,705,914 from $2,480,436 for the year ended December 31, 1997. The acquisitions of JC Medical Management Inc. in June 1998 and Doctors on Call Ltd. in September 1998 contributed $450,058 and 57,060, respectively, to the increase in revenue. In addition, the consolidation of Glenderry Medical Walk-in Clinic at 100% since August 1998 versus 33 1/3% in 1997, resulted in an increase in revenue of $258,202. In September 1997, the Company opened its first Urgent Care Centre. During the start-up period, no revenue was recognized from the operations of this Urgent Care Centre. Upon completion of the start-up period, the Company recognized $110,306 in revenue in 1998 from the Urgent Care Centre. In addition, the services provided to the two clinics at the Lester B. Pearson International Airport were increased in April 1998, resulting in additional revenue of $140,925. The remaining increase in revenue is attributable to increased patient volumes in 1998 compared to 1997 at the Pond Mills and Central clinics.

    For the year ended December 31, 1998, operating income for the Physician Management Services division increased by $43,436 to $431,324 from $387,888 for the year ended December 31, 1997. The increase was due to the operating income from the acquisitions of JC Medical Management Inc., Doctors on Call Ltd. and Glenderry Medical Walk-in Clinic, which was offset by increased head office costs for salaries and general overhead related to the overall management of the clinics.

    PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees, which represent fees to contract physicians, represent the largest single variable expense. These fees are earned primarily through the Company's Physician and Nurse Recruiting services to the hospital emergency department contracts. Physician fees and other direct costs for the year ended December 31 increased by $3,087,353 or 35.3% from

$8,749,735 in 1997 to $11,837,088 in 1998. Physician fees and other direct costs represented 75.6% of net revenues for the year ended December 31, 1997 and 77.5% of net revenues for the year ended December 31, 1998. In 1997 other direct costs include travel, marketing and consulting costs related to international projects, representing 2.4% of net revenues for the year. The 1997 costs relate to the undertaking of a consulting project in the Northwest Territories, Canada.

    OPERATING EXPENSES. In 1997, operating expenses increased by $748,976 or 25.9% from $2,890,748 for the year ended December 31, 1997 to $3,639,724 for the year ended December 31, 1998. Operating costs include general operating expenses and stock compensation expense. The general operating expenses, excluding stock compensation expense, represents 23.9% of net revenues for the year ended December 31, 1998 and 23.8% of net revenues for the year ended December 31, 1997. The stock compensation expense of $139,000 in 1997 represents shares issued to a director.

    Under U.S. GAAP, operating expenses for the period ending December 31, 1998 includes additional charges of $215,821 for development and start-up costs as compared to $146,777 at December 31, 1997. For U.S. GAAP, the start-up costs of $215,821 at December 31, 1998 and $146,777 at December 31, 1997 are expensed as incurred whereas under Canadian GAAP these costs are deferred and amortized over a prescribed benefit period.

    OTHER EXPENSE. Other expense decreased by $426,221 or 95.8% from $444,878 to $18,657 for the year ended December 31, 1997 and 1998 respectively. In 1998, other expense includes interest expense for less than two months on the bridge promissory notes. In 1997, other expense is due primarily to interest on increased bank borrowings, interest charged on the bridge promissory notes, foreign exchange loss on the U.S. dollar promissory notes and the amortization of deferred financing charges relating to the bridge shares issued in January 1997.

    NET LOSS. As a result of the above items, the Company had a net loss of $157,536 for the year ended December 31, 1998 as compared to a net loss of $472,085 for the year ended December 31, 1997.

    Under U.S. GAAP, the Company reported net loss of $419,581 for the year ended December 31, 1998 as compared to a net loss of $618,862 for the year ended December 31, 1997.

FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

    NET SERVICE REVENUES. Revenues increased by $755,619 or 7.0% from $10,817,048 for the year ended December 31, 1996 to $11,572,667 for the comparable period in 1997. The increase is due to: (i) revenue generated from the St. George acquisition completed in August 1996, and (ii) revenue earned on a one-time consulting project. For the year ended December 31, 1997, revenue from the St. George clinic totaled $686,529 compared to $286,272 in 1996. Revenue for the year ended December 31, 1997 includes $591,177 consulting fees earned from a one-time consulting project performed by the Company in the first and second quarters of 1997. The increase in revenue from the St. George clinic and the consulting project was offset by a small reduction in revenue generated from hospital contracts.

    For the year ended December 31, 1997, revenues of the Physician and Nurse Recruiting division increased by $308,922 or 3.5% to $9,092,231 from $8,783,309 for the year ended December 31, 1996. The increase in revenue is due to the one-time consulting project that earned $591,177 in fees. This increase in revenue was offset by the reduction of revenues due to: (i) the termination of eight fixed fee hospital contracts that were replaced by three new fixed fee contracts, and one fee-for-service contract, (ii) the termination of two fixed fee contracts for correctional institutions, (iii) a marginal decline in fee-for-service contracts from two hospitals.

    For the year ended December 31, 1997, operating income before stock compensation from the Physician and Nurse Recruiting division increased by $193,780 to $1,091,295 from $897,515 for the year ended December 31, 1996.
This increase was due to the profit earned on the one-time consulting project that was offset by additional salaries and overhead in anticipation of the Company's requirements upon completion of the initial public offering, and the write-off of a loan receivable in the amount of $48,895.

    For the year ended December 31, 1997, revenues of the Physician Management Services division increased by $446,697 or 22.0% to $2,480,436 from $2,033,739 for the year ended December 31, 1996.

The increase in revenues was due to the acquisition of a new clinic during the third quarter of the 1996 fiscal period.

    For the year ended December 31, 1997, operating income before stock compensation for the Physician Management Services division increased by $798,861 to $387,888 from a loss of $410,973 for the year ended December 31, 1996. The increase was due to greater revenues from the newly acquired clinic, as well as reductions in operating costs as a result of the amalgamation of the new clinic with one of the Company's other medical clinics. At December 31, 1996, the operating loss included the write-off of deferred start-up project costs of $466,462. There was no write-off of deferred start-up costs at December 31, 1997.

    PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees, which represent fees to contract physicians, represent the largest single variable expense. These fees are earned primarily through the Company's Physician and Nurse Recruiting services to the hospital emergency department contracts. Physician fees and other direct costs for the year ended December 31 increased by $195,339 or 2.3% from $8,554,396 in 1996 to $8,749,735 in 1997. Physician fees and other direct costs represented 79.0% of net revenues for the year ended December 31, 1996 and 75.6% of net revenues the year ended December 31, 1997. Included in physician fees is clawback expense, which is a recovery of billings due to over utilization of medical services. The clawback rate for 1997 was 0% compared to the rate of 6.5% set by the Ontario Ministry of Health for the 1996 period. The clawback charge for the year ended December 31, 1996 totaled $143,261. Other direct costs include travel, marketing and consulting costs related to international projects. These costs represent 2.4% of net revenues for the year ended December 31, 1997 and 2.4% of net revenues for the year ended December 31, 1996. The 1997 costs relate to the undertaking of a consulting project in the Northwest Territories, Canada and the 1996 costs relate to the undertaking of consulting projects in Hungary, India and Malaysia.

    OPERATING EXPENSES. Operating expenses decreased by $3,057,321 or 51.4% from $5,948,069 for the year ended December 31, 1996 to $2,890,748 for the year ended December 31, 1997. Operating costs include general operating expenses, the write-off of deferred start-up costs and stock compensation expense. The general operating expenses excluding the write-off of deferred start-up costs and stock compensation expenses represents 23.1% of net revenues for the year ended December 31, 1996 and 23.8% of net revenues for the year ended December 31, 1997. The 1996 write-off of deferred start-up costs in the amount of $466,462 relate to an investment in a clinic in Prague, Czech Republic. The 1996 write-down was due to an unanticipated difficulty in penetrating the market and generating a sufficient return on capital invested from that clinic. Given the domestic opportunities available, the Company had decided to focus its efforts on domestic operations. The remaining 1996 write-down of $42,875 relates to start-up project costs for a healthcare consulting project in Malaysia.

     Under U.S. GAAP, operating expenses for the period ending December 31, 1997 includes additional charges of $146,777 for development and start-up costs as compared to $58,574 at December 31, 1996. For U.S. GAAP, the start-up costs of $146,777 at December 31, 1997 and $58,574 at December 31, 1996 are expensed as incurred whereas under Canadian GAAP these costs are deferred and amortized over a prescribed benefit period.

    OTHER EXPENSE. Other expense increased by $389,417 or 702% from $55,461 to $444,878 for the year ended December 31, 1996 and 1997 respectively. The increase in other expense is due primarily to interest on increased bank borrowings, interest charged on the bridge promissory notes, foreign exchange loss on the U.S. dollar promissory notes and the amortization of deferred financing charges relating to the bridge shares issued in January 1997. For the year ended December 31, 1997, interest expense on bank borrowings was $68,029, $66,683 was charged as interest on the promissory notes, foreign exchange loss was $37,518, and $272,647 was amortized as financing costs.

    NET LOSS. As a result of the above items, the Company had a net loss of $472,085 for the year ended December 31, 1997 as compared to a net loss of $3,594,324 for the year ended December 31, 1996.

    Under U.S. GAAP, the Company reported net loss of $618,862 for the year ended December 31, 1997 as compared to a net loss of $3,652,898 for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company operates in three areas of healthcare, Physician and Nurse Recruiting, Physician Management Services and an internet-based healthcare network called HealthyConnect.com.

The Physician and Nurse Recruiting operations involve providing physician and nurse staffing and administrative support to emergency departments and physician recruitment services to hospitals and physician groups. The assets employed by the Company to support the Physician and Nurse Recruiting operations are primarily working capital to finance accounts receivable which are generated by individual physicians but collected by the Company pursuant to contractual agreements between the Company and the independent contracted physicians. The average age of collection of the accounts receivable balances averages approximately 56 days; however, the physicians are paid after approximately 27 days. Thus, the liquidity of the Company is significantly affected by the volume of billings generated by the Physician and Nurse Recruiting operations which fluctuates from month to month.

Physician Management Services operations include family practices, walk-in services and chiropractic and massage therapy to patients. In addition to a similar requirement to finance the accounts receivable which are generated by individual physicians but collected by the Company pursuant to contractual agreements between the Company and the independent contracted physicians, the Company must also finance assets utilized in the operations of the clinics. These assets include leasehold improvements and fixtures, medical equipment, information systems and office furniture and supplies. Thus the average amount of assets employed by the Company to support the Physician Management Services operations is generally greater than Physician and Nurse Recruiting operations calculated on a per physician basis.

The Company is launching its third division, an internet-based healthcare network called HealthyConnect.com. The assets currently employed by this division are primarily working capital to finance the development costs of HealthyConnect.com.

The capital requirements of the Company arise in four major areas. These are
(i) the development of an internet-based healthcare network (ii) the need for additional capital to increase business through new service contracts for hospital emergency departments, (iii) the commencement of new specialty healthcare clinics, and (iv) the need for capital to increase administrative capabilities, including centralized billing and collection services and management information systems.

In January 1996, the Company consummated a private offering of 1,000,000 shares of Common Stock for net proceeds of approximately $845,000 together with warrants to purchase 1,000,000 shares at an exercise price of $2.00 per share. The Company consummated this private offering because it needed working capital funds, including funds to partially repay its bank credit facility. As part of the Company's November 1996 Recapitalization (as such term is hereinafter defined), all holders of the warrants surrendered their outstanding warrants.

In September 1996, the Company acquired all of the assets and physician contracts of the St. George Health Services Organization (HSO) for a $193,732 promissory note, 75,000 shares of the Company's Common Stock, and the assumption of $270,868 of liabilities. This HSO was a contractual agreement with the Ministry of Health to provide primary care at a clinic for a specified number of registered patients.

In January 1997, the Company completed a private placement of its securities ("Bridge Financing"), in which it sold 8% promissory notes in the aggregate principal amount of US$500,000 and 125,000 shares of its Common Stock and raised aggregate gross proceeds of US $500,000. The net proceeds of US $425,000 were initially applied to reduce the Company's bank borrowings. The principal and accrued interest on the notes were repaid from the net proceeds of the Company's Initial Public Offering, which was completed on February 20, 1998.

On February 20, 1998, the Company completed its Initial Public Offering of 1,250,000 shares of Common Stock and 1,437,500 Class A Redeemable common Stock Purchase Warrants for an aggregate public offering of US$5,456,250. Each warrant entitles the holder to purchase one share of common stock at a price of US$4.50 for a four year period commencing one year from the date of completion of the offering.

The Company established a new credit facility in 1998 with the Hongkong Bank of Canada. The new facility provides an available demand, revolving, operating line of credit amounting to $2,000,000, bearing interest at the bank's prime lending rate plus 0.5% per annum with interest payable monthly, and an available demand, non-revolving, capital line of credit amounting to $1,000,000, primarily intended for the acquisition of fixed assets relating to the development of Urgent Care Centres. The capital line of credit bears interest at the bank's prime lending rate plus 0.75% per annum with interest payable monthly. As security, the Company will provide a first-ranking general assignment of accounts receivable, a general security agreement constituting a first charge over all present and future personal property of the Company, a chattel mortgage over all equipment financed by the capital loan, an assignment of all risk insurance policies and an assignment of key man life insurance of a director in the amount of $1,000,000.

In October 1998, the Company's Board of Directors approved the repurchase of up to 5% of its outstanding common stock over a three-month period. The Company repurchased and cancelled 44,500 common shares for total cash consideration of $115,367 from October 1998 to January 1999.

Inflation has not had, nor is it expected to have, a material impact on the operations and financial condition of the Company.

YEAR 2000

Med-Emerg has developed a program designed to identify, assess, and remediate potential malfunctions and failures that may result from the inability of computers and embedded computer chips within the Company's information systems and equipment to appropriately identify and utilize date-sensitive information relating to periods subsequent to December 31, 1999. This issue is commonly referred to as the "Year 2000 issue" and affects not only the Company, but virtually all companies and organizations with which the Company does business.

To address the Year 2000 issue, the Company has formed a Year 2000 committee comprised of representatives from a cross-section of the Company's operations. The committee developed a plan to address the Year 2000 issue within all facets of the Company's operations. The plan includes processes to inventory, assess, remediate or replace as necessary the Company's information systems and equipment. In addition, the committee is assessing the compliance of all companies and organizations with which the Company does business.

The Company has completed the inventory phase of its plan and is in the process of assessing the identified systems and equipment. Based on the assessments completed to date, the Company estimates that expenditures to remedy or replace potential Year 2000 problems will not exceed $50,000. This includes amounts in connection with standardizing certain of the information systems at the clinic level that would have been spent regardless of the Year 2000 issue.

The foregoing estimates and conclusions regarding the Company's Year 2000 plan contain forward looking statements and are based on management's best estimates of future events. Risks to completing the Year 2000 plan include availability of resources, the Company's ability to discover and correct potential Year 2000 problems that could have a serious impact on specific systems, equipment or facilities, the ability of material suppliers and businesses to achieve Year 2000 compliance, the proper functioning of new systems and the integration of those systems and related software into the Company's operations. Some of these risks are beyond the Company's control.

ITEM 8:  FINANCIAL STATEMENTS

The Company's financial statements and the related notes, together with the report of Schwartz Levitsky Feldman LLP thereon, are set forth in Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

KPMG was previously the auditors for Med-Emerg International, Inc. KPMG's appointment as auditors for the Company was terminated during the 1998 calendar year and Schwartz Levitsky Feldman was engaged as independent auditors for the Company and its subsidiaries. The decision to change auditors was approved by the Company's board of directors.

There have not been disagreements with the auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.


NAME                                                          AGE      POSITION
----                                                          ---      --------
William Thomson, CA.                                          57       Chairman of the Board

Ramesh Zacharias, M.D., FRCSC                                 47       Chief Executive Officer,
                                                                       Director

Carl W. Pahapill, CA                                          40       Chief Operating Officer,
                                                                       President and Director

Kathryn Gamble, CA.                                           31       Vice President of Finance,
                                                                       Chief Financial Officer,
                                                                       Secretary

Stephen Fowler, M.D                                           49       Executive Medical Director


Lianne M. Hill, CA                                            29       Corporate Controller &
                                                                       Director, Special Projects

Robert M. Rubin                                               57       Director

Jeffery Lyons                                                 58       Director


     WILLIAM E. THOMSON, C.A. Mr. William Thomson has been a Director of the Company since January 1996 and is currently the Chairman. Mr. Thomson is President of William E. Thomson Associates Inc., one of Canada's best known crisis management firms. His assignments at Thomson Associates Inc. include the operation of companies in crisis; monitoring the clients of financial institutions; counseling the board of directors, chief executive officers and senior management during periods of change, growth, initial public offerings and other financings; and general consulting and financial intermediation services. Mr. Thomson has operated companies in diverse fields including manufacturing, hospitality, forest products, medical services, transportation and tier two automotive supplies.

Mr. Thomson has been President and Chief Executive Officer of Speedware Corporation, a TSE listed information technology company, since June 1998. Mr. Thomson is Chairman of Asia Media Group Corp. in Singapore, Med-Emerg International Inc., and International Wallcoverings Inc. In addition, Mr. Thomson acts as a director of the following companies: TPI Plastics Ltd., Elegant Communications Ltd., Imperial Plastech Corp., Electrical Contacts Ltd., The Aurora Fund, Barney's Fine Foods, and Esna Technologies Ltd.

     RAMESH ZACHARIAS, M.D., FRCSC. Dr. Ramesh Zacharias is the founder and remains the Chief Executive Officer of Med-Emerg Inc. He has practiced medicine in Canada since 1981 and has extensive experience in the delivery of emergency medical care. He has provided consulting services regarding the delivery of emergency care in the Caribbean, Saipan and Malaysia and provided management consulting services regarding the operation of medical clinics in Canada, the United States and Russia.

     CARL W. PAHAPILL, C.A. Mr. Carl Pahapill joined the Company as President in February 1996 and became a Director of the Company in October 1996. From September 1995 to January 1996, Mr. Pahapill acted as a consultant to the Company. From 1994 to 1995, Mr. Pahapill was the Chief Operating Officer of Signature Brands Limited, a publicly traded food processing company (TSE). From 1984 to 1993, Mr. Pahapill was a Partner at BDO Dunwoody Chartered Accountants. Prior to that, Mr. Pahapill was a supervisor at Ernst & Young Chartered Accountants.

     KATHRYN GAMBLE, C.A. Ms. Kathryn Gamble joined the Company in January 1996 serving as the Company's Vice President of Finance and became the Company's Chief Financial Officer in October 1996. From February 1995 to December 1995, Ms. Gamble was the Corporate Controller for Signature Brands Limited, a publicly traded food processing company (TSE). From February 1993 to February 1995, Ms. Gamble was an Audit Analyst with Abitibi Price Inc., a publicly traded company (TSE, NYSE).

     STEPHEN FOWLER, MD. Dr. Fowler functions as the Executive Medical Director and is responsible for medical oversight of the Company's operations. Dr. Fowler has over 20 years experience in the delivery of emergency medicine and primary care family services. He was formerly the Chief of Family Medicine at Credit Valley Hospital in Mississauga, Ontario, from 1985 to 1992 and then the Emergency Department Director at the same hospital 1991 to 1997. Dr. Fowler joined MEI in 1996 as Associate Medical Director.

     LIANNE HILL, C.A. Ms. Hill joined the Company in May 1997 as the Controller. From July 1995 to May 1997, Ms. Hill was the Divisional Controller for Pelmorex Radio Inc. Prior to that Ms. Hill was an Audit Manager at Deloitte & Touche, Chartered Accountants.

     ROBERT M. RUBIN Mr. Rubin has served as a director of the Company since October 1996. Since June 1992, Mr. Rubin has served as a director of Diplomat Corporation, a publicly traded company involved in the sale of infant wear and babycare products through direct mail order catalogues.

Since November 20, 1992, Mr. Rubin has served as the Chairman of the Board of Directors of Western Power & Equipment Corp. ("WPEC"), a construction equipment distributor. Between October, 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of American United Global Inc., a technology and communication company and majority owner of WPEC ("AUGI") and since January 1, 1994, solely as Chairman of the Board of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986 and continued as a Director of SCI (now known as Olsten Corporation until the latter part of 1987. Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is also a Director and minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems.

     JEFFERY LYONS, Q.C. Mr. Lyons recently joined the board of Directors of Med-Emerg. Mr. Lyons practices municipal law, administrative law and public policy with Morrison, Brown, Sosnovitch, Barristers and Solicitors in Toronto, Ontario. He currently serves as the Commissioner of the Toronto Police Services Board and as a Director of VIA Rail Canada Inc., BDP Business Data Services Limited, CAMVEC Corporation, Toronto International Film Festival and Toronto Police Benefit Fund. Mr. Lyons is also a member of the Molson Indy Board of Trustees, Governor's Council of North York General Hospital and the Contract Settlement board, Supply and Services Canada. In addition to several previous offices and directorships held, Mr. Lyons was a Director of International Managed Healthcare Inc. from 1996 to 1998.

ITEM 11:  COMPENSATION OF DIRECTORS AND OFFICERS

    The following table sets forth the cash compensation, as well as certain other compensation paid or accrued to the Company's Chairman, Chief Executive Officer and Chief Operating Officer for the fiscal year ended December 31, 1998. No other executive officer has a total annual salary and bonus of more than U.S.$100,000 during the reporting periods.


                                                              ANNUAL COMPENSATION (CDN $)
                                                              ---------------------------
                                                                                       OTHER
NAME AND PRINCIPAL POSITION                           SALARY            BONUS       COMPENSATION
---------------------------                          -------           -------      ------------
Ramesh Zacharias                            1998     $224,000          $     0      $ 7,688 (1)
Chief Executive Officer                     1997     $204,000          $     0      $13,064 (1)
                                            1996     $169,462          $     0      $19,582 (1)

Carl Pahapill                               1998     $175,000          $25,000      $10,000
Chief Operating Officer, President          1997     $175,000          $     0      $10,000
                                            1996     $131,845          $15,000      $ 9,000 (2)


(1) In addition to being the Chief Executive Officer of the Company, Dr. Zacharias on occasion covers physician assignments that the Company is otherwise unable to fill. For each assignment that Dr. Zacharias covers, he is paid as an independent contracting physician. This amount represents fees paid to Dr. Zacharias for services rendered as a physician.

(2) Represents fees paid to Mr. Pahapill for acting as a consultant to the Company prior to joining the Company on a full-time basis.

Employment Agreements

All of the Company's executive officers intend to offer their full business time to the affairs of the Company. The Company entered into employment agreements with both Dr. Zacharias and Mr. Pahapill. Dr. Zacharias' agreement provides that he will devote all of his business time to the Company in consideration of an annual salary of $204,000 effective January 1, 1997 increasing to $225,000 per year during the final year. The agreement is for a term of three years, but may be terminated by the Company for cause, or without cause with penalty. Mr. Pahapill's agreement is for a term of two years, but may be terminated by the Company for cause or without cause with penalty. The agreement provides that Mr. Pahapill devote all of his business time to the Company in consideration of an annual salary of $175,000.

Stock Option Plan

In April 1997, the Board of Directors and shareholders adopted and approved the Company's 1997 Stock Option Plan (the "Plan"). The Plan is to be administered by the Board of Directors or a committee appointed by the Board. Pursuant to the Plan, options to acquire an aggregate of 638,000 shares of Common Stock may be granted, 226,500 of which have been granted. The Plan is to provide for grants to employees and directors of the Company. During fiscal 1998, the Company granted 1,500 options to employees at an exercise price of US$2.50 and 19,400 options to eligible physicians under the Plan at an exercise price of US$4.25. No options were granted during the fiscal year ended December 31, 1998 to the named executive officers.

                                  [GRAPHIC]

              COMPARISON OF 10 MONTH CUMULATIVE TOTAL RETURN*
                   AMONG MED-EMERG INTERNATIONAL, INC.,
                     THE NASDAQ HEALTH SERVICES INDEX
                        AND THE RUSSELL 2000 INDEX

                             2/12/98     3/98     6/98     9/98     12/98
NASDAQ HEALTH SERVICES           100      106       96       72        82
RUSSELL 2000                     100      109      106       85        98
MED-EMERG
INTERNATIONAL, INC.              100       91       66       43        35

*$100 INVESTED ON 2/12/98 IN STOCK OR INDEX -
 INCLUDING REINVESTMENT OF DIVIDENDS.
 FISCAL YEAR ENDING DECEMBER 31.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 8, 1999, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock;
(ii) all directors and officers as a group.

                                                     Shares Of                  Percentage
                                                     Common Stock               Ownership
                                                     ------------               ---------
Name(1)
-------

1245841 Ontario Inc (2)                              1,042,544                  27.1%
Ramesh Zacharias (3)                                 1,207,544                  30.1%
  M.D., FRCSC
Victoria Zacharias (3)                               1,207,544                  30.1%
Robert Rubin (4)                                       750,000                  19.8%
Hampton House
  International (5)                                    274,375                   8.9%
Carl Pahapill (6)                                      265,000                   8.1%
Ambrose Group                                          170,000                   5.5%
All Officers and Directors as
a group (6 persons)
(3)(4)(6)(7)                                         2,322,544                  46.7%


(1) Unless otherwise indicated, the address is c/o Med-Emerg International, Inc., 2550 Argentia Road, Suite 205, Mississauga, Ontario L5N 5R1, Canada.

(2) 1245841 Ontario Inc. is a Canadian company which is owned by Ramesh and Victoria Zacharias.

(3) Includes (i) 292,544 shares owned by 1245841 Ontario Inc., which is owned by Dr. and Mrs. Zacharias (ii) 165,000 shares issuable upon exercise of currently exercisable options granted under the Company's 1997 Stock Option Plan to Dr. Zacharias, and (iii) 750,000 shares of Common stock issuable upon conversion of up to 500,000 shares of Convertible Preferred Stock which preferred stock is currently held by 1245841 Ontario Inc., a company owned by Dr. and Mrs. Zacharias. For a period of ten years from issuance, each share of preferred stock is convertible into 1.5 shares of Common Stock and thereafter into such number of shares of Common Stock as is equal to U.S.$4,500,000 divided by the then current market price of the Common Stock on the date of conversion. For purposes of the above chart, the number of shares of Common Stock issuable upon conversion of the Preferred Stock was calculated by assuming a one for one and one-half conversion. " Dr. Zacharias and Mrs. Zacharias each disclaim beneficial ownership of the shares owned by the other.

(4) Includes 700,000 shares of Common Stock currently issuable upon exercise of options.

(5) These shares may be deemed to be owned by Peter Deeb, a past director of the Company. Mr. Deeb owns 75% of Hampton House and is its Chairman and Chief Executive Officer.

(6) Includes 100,000 shares of Common Stock and 165,000 shares issuable upon exercise of options.

(7) Represents 1,192,544 voting securities currently owned and 1,130,000 voting securities issuable upon exercise of currently exercisable options issued under the Company's 1997 Stock Option Plan to Directors and Officers.

ITEM 13:  INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS

Between 1994 and 1996, the Company loaned an aggregate of $137,719 to Dr. Zacharias and Victoria Zacharias. In February 1998, the Company repurchased 37,456 shares of its common stock from Ramesh and Victoria Zacharias at a purchase price of US $2.75 per share. The aggregate consideration payable by the Company was used to repay all outstanding amounts owed by Dr. Zacharias and Victoria Zacharias and their affiliated companies.

In June 1996, the Company loaned $60,000 to Carl Pahapill, the Company's President, to purchase 100,000 shares of Common Stock in the Company. The loan is non-interest bearing, unsecured and repayable over a five year period with principal payments commencing in February 2000.

On November 1, 1996, the Company effected a recapitalization whereby Dr. Zacharias, the Company's Chief Executive Officer and Director, and Victoria Zacharias, Dr. Zacharias' wife, converted an aggregate of 2,203,333 shares of Common Stock into an aggregate of 500,000 shares of preferred stock. In 1997, the shares were transferred to 1245841 Ontario Inc., a company owned by Dr. and Mrs. Zacharias.

On November 1, 1996, the Company granted Robert Rubin, a director, an option to purchase 700,000 shares of Common Stock at US$.75 per share and approved the issuance of 50,000 shares of Common Stock, all of which shares were issued in 1997 in consideration of services rendered to the Company as director. Under a US $800,000 line of credit previously established between Mr. Rubin and the Company, Mr. Rubin advanced an aggregate of US $250,000 from July 1997 to January 1998.

In connection with the Bridge Financing in January 1997, the Company issued
8% promissory notes in the principal amount of US$500,000 and an aggregate of 125,000 shares of Common Stock to four investors for gross proceeds of US$500,000. Robert Rubin, a director of the Company, purchased a promissory note in the principal amount of US$150,000 and 37,500 shares of Common Stock. To comply with the National Association of Securities Dealers, Inc., Mr.
Rubin and the another investor agreed to surrender to the Company for cancellation without consideration an aggregate of 62,500 shares of Common Stock obtained in the Bridge Financing. The Company remained obligated to repay the promissory notes issued to the two investors in the aggregate principal amount of $250,000, upon the closing of the Initial Public Offering.

Except with respect to the non-interest bearing loans made to the Zacharias' and Mr. Pahapill, the Company believes all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. In the future, the Company will present all proposed transactions with affiliated parties to the Board of Directors for its consideration and approval. Any such transaction will be approved by a majority of the disinterested directors.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following financial statements and exhibits are filed as part of this Annual Report:

A.       FINANCIAL STATEMENTS

         Auditors' Report

         Consolidated Balance Sheet

         Consolidated Statement of Operations

         Consolidated Statement of Deficit

         Consolidated Statement of Changes in Financial Position

         Notes to Consolidated Financial Statements

B.       EXHIBITS


Number            Description
------            -----------

3.1* Certificate of Incorporation and Amendments thereto of the Company.

3.2*              By-laws of the Company.

10.1*             Employment Agreement between the Company and Ramesh
                  Zacharias.

10.2*             Employment Agreement between the Company and Carl Pahapill.

10.3*             Operating lease covering the Company's facilities.

10.4              Deleted.

10.4.1            1997 Stock Option Plan (as amended).

10.5*             Loan Agreement between the Company and Carl Pahapill.

10.6*             Corporate Resolution Regarding November Recapitalization.

10.7*             Form of Hospital Contract.

10.8*             Form of Physician Contract for Clinical Operations.

10.9*             Form of Physician Contract for Emergency Services.

10.10*            Letter of Credit Agreement dated April 17, 1997 between the
                  Company and Robert Rubin.

10.11* Amendment to April 17, 1997 Letter of Credit Agreement between the Company and Robert Rubin dated January 30, 1998.

21.1              Deleted.

21.1.1            List of Subsidiaries

23.1              Consent of Schwartz Levitsky Feldman, Chartered Accountants.

23.2              Consent of KPMG, Chartered Accountants.


* Incorporated by reference to Registrant's registration statement on Form F-1, Registration Statement No. 333-21899.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MED-EMERG INTERNATIONAL, INC.


                                         /s/ Carl Pahapill
                                         -------------------------------
                                         Carl W. Pahapill, CA
                                         President and Chief Operating Officer
DATE:  May 17, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         /s/ Carl Pahapill
                                         -------------------------------
                                         Carl W. Pahapill
                                         Director
                                         DATE: May 17, 1999


                                         /s/ Ramesh Zacharias
                                         -------------------------------
                                         Ramesh Zacharias
                                         Director
                                         DATE: May 17, 1999


                                         /s/ William Thomson
                                         -------------------------------
                                         William Thomson
                                         Director, Chairman of the Board
                                         DATE: May 17, 1999

                          MED-EMERG INTERNATIONAL, INC.

                               FINANCIAL STATEMENTS

                      DECEMBER 31, 1998 AND DECEMBER 31, 1997




                                TABLE OF CONTENTS


       Auditors' Report                                                     F - 1 to F - 2

       Consolidated Balance Sheet                                                    F - 3

       Consolidated Statement of Operations                                          F - 5

       Consolidated Statement of Deficit                                             F - 6

       Consolidated Statement of Changes in Financial Position                       F - 7

       Notes to Consolidated Financial Statements                          F - 8 to F - 23


                            AUDITORS' REPORT


     To the Shareholders of
     Med-Emerg International, Inc.

     We have audited the consolidated balance sheets of Med-Emerg
     International, Inc. as at December 31, 1998 and 1997 and the consolidated statements of operations and deficit and changes in financial position for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and the changes in its financial position for each of the years then ended in accordance with generally accepted accounting principles.

     Canadian generally accepted accounting principles differ in some respects from those applicable in the United States of America (note 16).


                                         /s/ Schwartz Levitsky Feldman
                                         -----------------------------
                                         Chartered Accountants


     Toronto, Ontario
     February 5, 1999, except for Note 15 for which the date is March 2, 1999

                              AUDITORS' REPORT


       To the Shareholders of
       Med-Emerg International, Inc.

       We have audited the consolidated balance sheets of Med-Emerg International, Inc. as at December 31, 1996 and 1995 and the consolidated statements of operations and deficit and changes in financial position for each of the years in the two year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

       In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Med-Emerg International Inc. as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the two year period ended December 31, 1996 in accordance with generally accepted accounting principles.

       Under date of March 26, 1997 we expressed an unqualified opinion on the Company's consolidated financial statements as at December 31, 1996 for the year then ended. As described in note 2, subsequent to March 26, 1996, material adjustments have been reflected in the attached consolidated financial statements as at December 31, 1996 and for the year then ended. Because of the material effect of these adjustments, we hereby withdraw our previously issued report dated March 26, 1997.

       Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the two-year period ended December 31, 1996 and the shareholders' equity as of December 31, 1996 and 1995, to the extent summarized in note 18 to the consolidated financial statements.

       The consolidated balance sheet of Med-Emerg Inc. (a wholly owned subsidiary of Med-Emerg International Inc.) as at December 31, 1994 and the consolidated statements of earnings and changes in financial position for the year then ended, were audited and reported on separately by other auditors who expressed an opinion without reservation on those statements in their report dated March 15, 1995. We have audited the statements of earnings and changes in financial position of Med-Plus Health Centres Ltd. (a wholly owned subsidiary of Med-Emerg International Inc.) for the year ended December 31, 1994. The contribution of Med-Plus Health Centres Ltd. to revenues and net income of Med-Emerg International Inc. for the year ended December 31, 1994 represented 14% and 17% of the respective restated totals. We also audited the combination of the accompanying consolidated statements of operations and retained earnings (deficit) and changes in financial position of Med-Emerg International Inc. for the year ended December 31, 1994. In our opinion, such consolidated statements have been properly combined on the basis described in note 1(a) of the notes to the consolidated financial statements.



                                                         /s/ KPMG

                                                         KPMG
                                                          Chartered Accountants
       Mississauga, Ontario
       March 26, 1997, except for Notes 2, 11, 12 and 19 for which the date is January 27, 1998

                        MED-EMERG INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                           AS AT DECEMBER 31, 1998

                                                       1998                1997
                                                         $                   $
                                    ASSETS
       CURRENT ASSETS

           Cash                                   1,669,899             554,432
           Accounts receivable (note 4)           2,765,491           2,164,883
           Prepaid and other                        439,310             357,308
                                             --------------      --------------
                                                  4,874,700           3,076,623

       LOANS AND ADVANCES (note 5)                  135,175             204,531

       CAPITAL ASSETS (note 6)                      883,463             551,019

       OTHER ASSETS (note 7)                      1,763,330           1,182,518

       DEFERRED INCOME TAXES                        695,800             186,880
                                             --------------      --------------





                                                  8,352,468           5,201,571
                                             --------------      --------------
                                             --------------      --------------



       APPROVED ON BEHALF OF THE BOARD

                                  Director

                                  Director

                        MED-EMERG INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                           AS AT DECEMBER 31, 1998

                                                       1998                1997
                                                         $                   $

                                  LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness (note 8)               209,281           1,464,085
           Accounts payable and accrued
              liabilities                         2,282,658           2,553,796
           Lease obligations - current portion       87,401              48,050
           Promissory notes payable (note 9)          -                 941,074
                                             --------------      --------------
                                                  2,579,340           5,007,005

       OBLIGATIONS UNDER CAPITAL LEASES
          (note 14)                                 102,322              79,352
                                             --------------      --------------
                                                  2,681,662           5,086,357
                                             --------------      --------------
       COMMITMENTS AND CONTINGENCIES
          (notes 8, 14 and 17)
                             SHAREHOLDERS' EQUITY

       CAPITAL STOCK (note 10)                    8,328,164           8,627,479

       CONVERTIBLE DEBENTURE (note 11)              590,625               -

       CONTRIBUTED SURPLUS (note 12)              1,316,980           1,246,000

       DEFICIT                                   (4,564,963)         (9,758,265)
                                             --------------      --------------
                                                  5,670,806             115,214
                                             --------------      --------------
                                                  8,352,468           5,201,571
                                             --------------      --------------
                                             --------------      --------------



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        MED-EMERG INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                                              1998            1997          1996
                                                                       (note 21)
                                                $               $           $

       REVENUE                          15,282,584     11,572,667     10,817,048

          Physician fees and other
             direct costs               11,837,088      8,749,735      8,554,396
                                      ------------   ------------   ------------
                                         3,445,496      2,822,932      2,262,652
                                      ------------   ------------   ------------
       EXPENSES

          Salaries and benefits          1,886,679      1,570,452      1,450,320
          General and administration       753,345        514,808        469,721
          Occupancy costs and supplies     554,040        374,679        355,603
          Travel and marketing             261,466        163,679        142,909
          Stock compensation                 -            139,000      2,941,800
          Depreciation and amortization    184,194        128,130         78,379
          Write-off of deferred start-up
             costs                           -              -            509,337
                                      ------------   ------------   ------------
                                         3,639,724      2,890,748      5,948,069
                                      ------------   ------------   ------------
       LOSS BEFORE INTEREST AND
          BRIDGE FINANCING COSTS           194,228         67,816      3,685,417
       INTEREST AND BRIDGE FINANCING
          COSTS                             18,657        444,878         55,461
                                      ------------   ------------   ------------
       LOSS BEFORE INCOME TAXES            212,885        512,694      3,740,878

          Income tax recovery -
             deferred                      (55,349)       (40,609)      (146,554)
                                      ------------   ------------   ------------
       NET LOSS                            157,536        472,085      3,594,324

       PREFERRED SHARE DIVIDENDS           175,576          -              -
                                      ------------   ------------   ------------
       NET LOSS APPLICABLE TO COMMON
          SHARES                           333,112        472,085      3,594,324
                                      ------------   ------------   ------------
                                      ------------   ------------   ------------
       NET LOSS BEFORE PREFERRED SHARE
          DIVIDEND, PER COMMON SHARE          0.05           0.24           1.18

       PREFERRED SHARE DIVIDENDS,
          PER SHARE                           0.06          -              -
                                      ------------   ------------   ------------
       BASIC AND FULLY DILUTED LOSS,
          PER COMMON SHARE                    0.11           0.24           1.18
                                      ------------   ------------   ------------
                                      ------------   ------------   ------------

       WEIGHTED AVERAGE NUMBER
          OF COMMON SHARES               2,975,853      1,941,510      3,038,214
                                      ------------   ------------   ------------
                                      ------------   ------------   ------------



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        MED-EMERG INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF DEFICIT
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                                              1998            1997          1996
                                                                       (note 21)
                                                $               $           $

       DEFICIT, BEGINNING OF YEAR      (9,758,265)    (9,286,180)      (166,442)

           Net loss                      (157,536)      (472,085)    (3,594,324)
           Restatement of excess of
              redemption price over
              issuance price of
              preference shares
              (note 10b)                5,525,414          -         (5,525,414)
           Dividends on preference
               shares                    (174,576)         -              -
                                     ------------   ------------   ------------
       DEFICIT, END OF YEAR            (4,564,963)    (9,758,265)    (9,286,180)
                                     ------------   ------------   ------------
                                     ------------   ------------   ------------



             The accompanying notes are an integral part of these
                      consolidated financial statements.

MED-EMERG INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
FOR THE YEAR ENDED DECEMBER 31, 1998

                                                               1998                1997               1996
                                                                                                  (Note 21)
                                                                 $                   $                  $
    OPERATING ACTIVITIES
         Net loss                                           (157,536)           (472,085)        (3,594,324)
         Items not affecting cash
             Depreciation and amortization                   184,194             128,130             78,379
             Amortization of bridge financing costs             -                272,648               -
             Deferred income taxes recovery                 (508,920)            (40,326)          (146,554)
             Stock compensation                                 -                139,000          2,941,800
                                                         -----------         -----------         ----------
                                                            (482,262)             27,367           (720,699)
         Changes in non-cash operating items
             Accounts receivable                            (600,608)            (56,744)           235,367
             Prepaid and other                               (82,002)           (566,847)            98,340
             Accounts payable and accrued liabilities       (271,138)            567,444             65,824
             Income taxes payable                               -                   -               (27,319)
                                                         -----------         -----------         ----------
         Cash provided by (used in) operating
             activities                                   (1,436,010)            (28,780)          (348,487)
                                                         -----------         -----------         ----------
    INVESTING ACTIVITIES
         Business acquisitions (note 3)                     (904,875)               -              (324,863)
         Additions to capital assets                        (438,505)           (389,874)           (94,794)
         Loans to (repayments from) shareholders
             and directors                                    87,471                -               (37,203)
         Note receivable                                     (75,175)               -                  -
         Other assets                                        245,930            (524,605)          (196,534)
         Loan to officer                                        -                   -               (60,000)
                                                         -----------         -----------         ----------
         Cash used in investing activities                (1,085,154)           (914,479)          (713,394)
                                                         -----------         -----------         ----------
    FINANCING ACTIVITIES
         Issuance of common shares (note 10a)              5,570,832             347,500            919,576
         Issuance of warrants (note 10c)                     150,741                -                  -
         Repurchase and cancellation of
             common shares (note 10a)                       (113,025)               -                  -
         Cancellation of surrendered
             common shares (note 10a)                       (173,750)               -                  -
         Repurchase and cancellation of common
             shares from directors                          (137,719)               -                  -
         Issuance of convertible debenture (notes 3 & 11)    590,625                -                  -
         Issuance of promissory note payable                    -                929,825            193,732
         Repayment of promissory note payable               (941,074)           (132,483)           (50,000)
         Obligation under capital lease                       62,321             127,402                 -
         Due from affiliates                                  57,060              (4,833)           (14,972)
         Dividends paid on preference shares                (174,576)               -                 -
                                                         -----------         -----------         ----------
         Cash provided by financing activities             4,891,435           1,267,411          1,048,336
                                                         -----------         -----------         ----------
    INCREASE (DECREASE) IN CASH                            2,370,271             324,152            (13,545)

         Bank indebtedness, beginning of year               (909,653)         (1,233,805)        (1,220,260)
                                                         -----------         -----------         ----------
    CASH (BANK INDEBTEDNESS), END OF YEAR                  1,460,618            (909,653)        (1,233,805)
                                                         -----------         -----------         ----------
                                                         -----------         -----------         ----------
    REPRESENTED BY
         Cash                                              1,669,899             554,432             75,135
         Bank indebtedness                                  (209,281)         (1,464,085)        (1,308,940)
                                                         -----------         -----------         ----------
                                                           1,460,618            (909,653)        (1,233,805)
                                                         -----------         -----------         ----------
                                                         -----------         -----------         ----------

     The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


     1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

           Med-Emerg International Inc. is a publicly traded company listed on the NASDAQ Exchange. The Company completed its initial public offering in February, 1998.

           Med-Emerg International Inc. is a physician management services organization specializing in the delivery of emergency and primary healthcare related services. The Company is committed through information technology and its platform as a management services organization to delivering an internet-based healthcare network with the objective of delivering quality, timely and access to healthcare products and services.

           The Company's operations are divided into three divisions, Physician and Nurse Recruitment, Physician Management Services and Integrated Health Services Delivery Network.

           On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At December 31, 1998, the Company had 18 contracts under its management.

           Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At December 31, 1998, the Company owned and managed 7 clinics and subsequently purchased an ownership interest in an additional 3 clinics.

           The Company has newly created a division called Integrated Health Service Delivery Network (IHSDN). IHSDN is an internet-based network that connects physicians, patients, third party payors and consumers to a "virtual world" of healthcare products and services. The Company is electronically connecting its clinical facilities and establishing strategic partnerships in delivering a comprehensive healthcare program.

     2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The consolidated financial statements are expressed in Canadian dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in Note 16.

           a)   Basis of Consolidation

                The financial statements consolidate the accounts of Med-Emerg International Inc. and its subsidiaries (collectively called the "Company").

                Investments in jointly controlled partnerships were accounted for using the proportionate consolidation method whereby the Company's proportionate share of revenues, expenses, assets and liabilities are recorded in the accounts.

                Significant intercompany accounts and transactions have been eliminated.

           b)   Development and Start-up Costs

                Direct costs incurred, net of any revenue, during the development and start-up period for a new clinic are deferred until the clinic reaches a commercial level of activity and is then amortized on a straight-line basis over five years.

           c)   Use of Estimates

                Management of the Company has made a number of estimates and assumptions relating to the reporting assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


     2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           d)   Capital Assets

                Capital assets are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

                Furniture and fixtures                         20%                           Declining balance
                Medical Equipment                              10%                           Declining balance
                Computer software                             100%                           Declining balance
                Computer hardware                              30%                           Declining balance
                Leasehold improvements                     5-10 years                            Straight-line

           e)   Goodwill

                Goodwill is recorded at cost and is being amortized over a period of 10 to 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected future operating results. Impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or based on the fair value of the related business unit or activity. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

           f)   Revenue Recognition

                The Company recognizes revenues in its physician and Nurse Recruiting division under its contracts with hospitals as its services are rendered, based on an accrual of the monthly fee or actual shifts worked, in accordance with the terms of the contracts. In addition, the Company recognizes revenues as medical services are rendered by physicians under contract with the Company, in accordance with the Ontario Health Insurance Plan (OHIP). The Company bills and collects from OHIP all fees relating to medical services rendered by the physician.

                The Company recognizes revenues in its Physician Management Services division as medical services are rendered and billed in accordance with the Ontario Health Insurance Plan. The Company bills and collects from OHIP all fees relating to medical services rendered by the physician.

           g)   Deferred Income Taxes

                The Company follows the "asset and liability method" of accounting for deferred income taxes under Canadian GAAP pursuant to which recognition is given to deferred taxes on all "temporary differences" (differences between accounting basis and tax basis of the Company's assets and liabilities) using current enacted tax rates. The Company records deferred tax assets for the future tax benefits of capital losses carried forward, less a provision for any deferred tax assets where it is more likely than not that the asset will not be realized.

                The Company did not recognize future tax benefits in connection with capital losses carried forward because it is not currently likely that the company would realize these tax benefits.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


     3.    BUSINESS ACQUISITIONS

           Effective June 1, 1998, the Company purchased all of the issued and outstanding shares of J C Medical Management Inc. for cash of $196,875 and a convertible debenture in the amount of $590,625 (note
           11), plus legal costs. J C Medical Management Inc. is a company that owns the assets of a medical clinic located in Toronto, Canada and manages a group of primary care physicians.

           Effective September 15, 1998, the Company purchased 75% of the issued and outstanding shares of Doctors on Call Ltd. for consideration of $117,375, plus legal costs. Doctors on Call Ltd. is an after-hours on-call service that provides patients with 24-hour access to primary care services.

           Effective August 1, 1998, the Company acquired all of the assets and assumed all of the liabilities of Glenderry Medical Clinic. The Company previously had a 33 1/3% interest in Glenderry Medical Clinic Partnership. Glenderry Medical Clinic provides walk-in and family practice health care services to the local community.

           The following is a summary of assets purchased and liabilities assumed:

                                                   Glenderry       J C Medical       Doctors on Call      Total
                                                   ---------       -----------       ---------------   --------
                                                       $                 $                  $               $
           Total assets                              182,177           151,441            14,549        348,167
           Goodwill                                   13,272           744,656           133,321        891,249
           Less liabilities assum                   (195,449)         (108,597)          (30,495)      (334,541)
                                                   ---------       -----------       ---------------    -------
                                                        -              787,500           117,375        904,875
                                                   ---------       -----------       ---------------    -------

     4.    ACCOUNTS RECEIVABLE

                                                                                       1998                1997
                                                                                        $                   $
                Trade receivables                                                 2,824,971           2,202,299
                Allowance for doubtful accounts                                     (59,480)            (37,416)
                                                                                  ---------           ---------
                                                                                  2,765,491           2,164,883
                                                                                  ---------           ---------
                                                                                  ---------           ---------

     5.    LOANS AND ADVANCES

                                                                                       1998                1997
                                                                                        $                   $
           Note receivable                                                           75,175                -
           Loans to shareholders and directors, unsecured, non-interest
                bearing, with no specific terms of repayment                           -                 87,471
           Due from affiliates                                                         -                 57,060
           Loan to officer, unsecured, non-interest bearing, repayable over a five-year period with principal repayments
                commencing February, 2000.                                           60,000              60,000
                                                                                    -------             -------
                                                                                    135,175             204,531
                                                                                    -------             -------
                                                                                    -------             -------

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


     5.    LOANS AND ADVANCES (cont'd)

           NOTE RECEIVABLE

           On June 29, 1998, the company purchased a note receivable, payable by the Estate of Dr. Donald Munro ("Estate"). The security for the note includes the 150,000 shares of common stock of the company described in Note 17 and any proceeds from the sale of the common stock by the Estate must be applied to repay the note. The company may demand repayment of the note on or after April 1, 1999.

           LOANS TO SHAREHOLDERS AND DIRECTORS

           Concurrent with the initial public offering disclosed in note 10a, the Company repurchased 37,456 common shares held by directors, as consideration for the repayment of loans to directors and shareholders totalling $87,471, as well as amounts due from affiliates totalling $50,248.


       6.  CAPITAL ASSETS

                                                                            1998                          1997
                                                    -------------------------------------------   ------------
                                                                     Accumulated
                                                            Cost    Amortization            Net            Net
                                                       ---------         -------        -------        -------
                                                             $               $              $              $
           Furniture and fixtures                        182,896         102,010         80,886         69,127
           Medical equipment                             225,999          65,698        160,301        114,341
           Computer software                             102,276          85,899         16,377          1,706
           Computer hardware                             539,325         257,369        281,956        107,500
           Leasehold improvements                        501,396         157,453        343,943        258,345
                                                       ---------         -------        -------        -------
                                                       1,551,892         668,429        883,463        551,019
                                                       ---------         -------        -------        -------
                                                       ---------         -------        -------        -------


     7.    OTHER ASSETS

                                                                                      1998                1997

                                                                                        $                   $
           Goodwill (net of accumulated amortization of
                $127,021; $60,569 at December 31, 1997)                          1,213,834             389,037
           Deferred start-up costs                                                 434,957             219,136
           Deferred charges relating to proposed financing                         104,539             564,345
           Other                                                                    10,000              10,000
                                                                                 ---------           ---------
                                                                                 1,763,330           1,182,518
                                                                                 ---------           ---------
                                                                                 ---------           ---------

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998



     8.  BANK INDEBTEDNESS

         The Company used a portion of the proceeds from the initial public offering to fully repay the bank line of credit. The bank line of credit was repaid on February 25, 1998. On March 23, 1998, the Company signed a letter of agreement with another bank to establish a $2,000,000 demand revolving operating facility and a $1,000,000 demand non-revolving capital facility.

         The Company established a new credit facility with its bankers. The new facility provides an available demand, revolving, operating line of credit amounting to $2,000,000, bearing interest at the bank's prime lending rate plus 0.5% per annum with interest payable monthly, and an available demand, non-revolving, capital line of credit amounting to $1,000,000, for use in the acquisition of unspecified fixed assets, bearing interest at the bank's prime lending rate plus 0.75% per annum with interest payable monthly. As security, the Company has provided a first-ranking general assignment of accounts receivable, a general security agreement constituting a first charge over all present and future personal property of the Company, a chattel mortgage over all equipment financed by the capital loan, an assignment of all risk insurance policies and an assignment of key man life insurance of a director in the amount of $1,000,000.

         As at December 31, 1998, the Company has drawn $96,750 against the capital line of credit. The Company has not drawn against the operating line of credit.

         The Company established a capital credit facility and an operating line with the Royal Bank of Canada in September 1997 to fund the opening of its first Urgent Care Centre. The capital credit facility bears interest at the bank's prime lending rate plus 1.75% per annum with interest payable monthly. The principal is being repaid in equal monthly installments over a 4-year period ending August, 2002. The operating line is due on demand and bears interest at the bank's prime lending rate plus 1.5% per annum.

         At December 31, 1998, the Company had $50,944 outstanding on the capital credit facility and had drawn $61,587 against the operating line of credit.


     9.  PROMISSORY NOTES PAYABLE

         Promissory notes payable are represented by the following:


                                                                                    1998            1997
                                                                                      $               $
         a)   Bridge financing repayable from the proceeds
              of the initial public offering                                          -           715,250

         b)   Promissory notes with interest at prime plus 2% repayable from the
              proceeds of the initial public offering                                 -           214,575
                                                                                   -------        -------

                                                                                      -           929,825
         c)   Note payable on acquisition                                             -            11,249
                                                                                   -------        -------
                                                                                      -           941,074
                                                                                   -------        -------
                                                                                   -------        -------

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998



     10. CAPITAL STOCK

         Authorized

                    Unlimited number of the following classes of shares and warrants:

                    Preference shares, voting, non-redeemable, non-retractable, having a cumulative dividend of US$0.27 per share, convertible to common shares
                    Class "A", redeemable, retractable, non-cumulative preferred shares,
                    Class "B", redeemable, retractable, non-cumulative preferred shares,
                    Special Shares, issuable in series, with rights, privileges and restrictions to be fixed by the directors
                    Common shares
                    Common stock purchase warrants, redeemable, entitling holder to purchase one share of common stock at a price of US$4.50 per share up to February 11, 2003


         Issued

                                                                                   1998             1997
                                                                                     $                $
                      500,000   Preference shares                                 594,586        6,120,000
                    3,096,544   Common shares (1,990,000 in 1997)               7,582,837        2,507,479
                    1,437,500   Common stock purchase warrants                     50,741             -
                                                                                ---------        ---------
                                                                                8,328,164        8,627,479
                                                                                ---------        ---------
                                                                                ---------        ---------


                                                                                           Common shares
                                                                                      Number         Amount
                                                                                     ---------    ----------

         Balance, December 31, 1996                                                  1,815,000    $2,020,979

                Shares issued related to bridge financing in January 1997              125,000       347,500
                Shares issued to director as compensation                               50,000       139,000
                                                                                     ---------    ----------

           Balance, December 31, 1997                                                1,990,000    $2,507,479

                Shares surrendered for cancellation                                    (62,500)     (173,750)
                Shares repurchased for directors and cancelled                         (37,456)     (137,719)
                Shares issued in connection with initial public offering             1,250,000     5,570,832
                Shares repurchased and cancelled                                       (43,500)     (184,005)
                                                                                     ---------    ----------
           Balance, December 31, 1998                                                3,096,544     $7,582,837
                                                                                     ---------    ----------
                                                                                     ---------    ----------

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


     10. CAPITAL STOCK   (cont'd)


                                                                                             Warrants
                                                                                        Number       Amount
                                                                                        ------      -------
           Balance, December 31, 1997                                                      -        $   -

           Warrants issued in connection with initial public offering                 1,437,500      150,741
                                                                                      ---------     --------
           Balance, December 31, 1998                                                 1,437,500     $150,741
                                                                                      ---------     --------
                                                                                      ---------     --------


      (A)  COMMON SHARES

           On February 20, 1998 the Company completed an Initial Public Offering (the "Offering") of 1,250,000 shares of Common Stock and 1,437,500 Class A Redeemable Common Stock Purchase Warrants for net initial public offering proceeds of $5,570,832. The Company's stock is listed in NASDAQ under the symbol MDERF and the warrants are listed under MDEWF.

           Concurrent with the closing of the Offering, the Company repurchased 37,456 Common Shares held by a director to repay loans as described in note 5.

           In January 1997, the Company completed a private offering and sale of promissory notes ("Bridge Notes") with a principal amount of US$500,000. The Bridge Note holders also received 125,000 common shares having an ascribed value of $2.78 per common share. The value ascribed to the common shares was accounted for as a financing. Upon closing of the Offering, the Company repaid the principal balance of US$500,000 plus interest on the promissory notes. In addition, the Company repaid US$150,000 due to a director of the Company. Immediately preceding the closing of the Offering, certain investors in the Company's January 1997 private offering surrendered for cancellation an aggregate of 62,500 common shares. The effect of this event is a reduction in shareholders' equity of $173,750 and an equal reduction of other assets.

           At December 31, 1997, the Company had issued 50,000 common shares to a director of the Company. The issuance of these shares was accounted for as compensation expense as the related services were rendered by the director.

           In October 1998, the Board of Directors approved the repurchase over a three-month period of up to 5% of the outstanding common stock of the Company. The Company repurchased and cancelled 43,500 common shares for an aggregate cost of $113,025. Share capital was reduced by $184,005 based on the assigned value per share and contributed surplus was increased by $70,980.

      (B)  PREFERENCE SHARES

           Each preferred share is convertible into one and one-half shares of common stock of the Company at the option of the holder for a ten year period from the date of issuance. At the end of the ten year period, the Preferred Shares are convertible at the option of the holder into such number of shares of the Company's Common Stock as is equal to the ascribed value of US$4,500,000 divided by the then current market value of the Common Stock. The preferred shares are entitled to receive a cumulative dividend of US$0.27 per share payable in cash or equivalent common shares based on their then quoted market value from the date of closing of the initial public offering. The preference shares were, at the time of their issue, redeemable and retractable by the holder. On October 24, 1997, the attributes of the shares were changed and the shares ceased to be redeemable and retractable.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


       10. CAPITAL STOCK   (cont'd)

           On August 21, 1998, the shareholders approved a reduction in the stated capital of the preferred shares. The issuance of the preferred shares was originally recorded in the amount of $6,120,000, based on the value ascribed to the shares translated at the exchange rate in effect at the date of issuance, and resulted in a charge of $5,525,414 to retained earnings, which represents the excess of the value ascribed to the preferred shares issued over the carrying value of the common shares cancelled. In 1998, the Company reduced the value of the preferred shares by $5,525,414 and reduced the deficit by the same amount.

     (C)   WARRANTS AND STOCK OPTION PLANS

           In April 1997, the Board of Directors obtained shareholder approval of the Company's Stock Option Plan (The "Plan"). Pursuant to the Plan, options to acquire an aggregate of 638,000 shares of common stock may be granted. The Plan is to provide for grants to employees, consultants and directors of the Company to enable them to purchase shares. The Company has granted options to purchase an aggregate of 226,500 shares of common stock at an exercise price of US$2.50 per share and 19,400 shares of common stock at an exercise price of US$4.25 per share.

           Under a stock option plan, a director was granted an option on November 1, 1996 to purchase 700,000 common shares of the Company at an exercise price of US$0.75 per share. The difference of $1,246,000 between the fair market value of $2.78 (US$2.05) per share and the exercise price of $1.00 (US$0.75) per share has been charged to earnings and contributed surplus in 1996.

           In connection with the Initial Public Offering, the Company issued 1,437,500 Class A Redeemable Common Stock Purchase Warrants for gross proceeds of US$0.10 per warrant. Each warrant entitles the holder to purchase one share of common stock at a price of US$4.50 for a four year period commencing one year from the date of completion of the offering. In addition, the Underwriters were granted warrants entitling the Underwriters to purchase up to 125,000 shares of Common Stock and 125,000 warrants at a price per share of Common Stock or warrant equal to 150% of the Initial Public Offering price.

           During 1998, the Company granted warrants to purchase 125,000 shares of common stock to a private investor. Each warrant entitles the holder to purchase one share of common stock at a price of US$4.65 for a one-year period following the effective date of a registration statement to be filed with the Securities and Exchange Commission to register the warrant stock.

       11. CONVERTIBLE DEBENTURE

           As part of the consideration for the purchase of JC Medical Management Inc. described in Note 3, the company issued a convertible debenture in the amount of $590,625. The debenture is convertible into 132,000 shares of common stock of the company if the company's stock meets a certain trading threshold within two years. Until the trading threshold is met, the company must pay a fixed monthly fee of $5,000. It is management's expectation that the trading threshold will be met within the two-year period.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


       12. CONTRIBUTED SURPLUS

                                                                                    1998               1997
                                                                                      $                  $

                Stock compensation - difference between fair market value
                   and exercise price (note 10c)                                 1,246,000           1,246,000
                Share repurchase - difference between cost per share
                  and assigned value (note 10a)                                     70,980               -
                                                                                 ---------           ---------
                                                                                 1,316,980           1,246,000
                                                                                 ---------           ---------
                                                                                 ---------           ---------


       13. INCOME TAXES

           In fiscal 1998, the Company implemented the recommendations of CICA Handbook Section 3465, Accounting for Income Taxes. Under the new recommendations, the "asset and liability method" of accounting for deferred income taxes is used, which gives recognition to deferred taxes on all "temporary differences" (differences between accounting basis and tax basis of the Company's assets and liabilities) using current enacted tax rates. In addition, the new recommendations requires the Company to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a "valuation allowance" for any deferred tax assets where it is more likely than not that the asset will not be realized. Prior to the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation. There is no material impact on the financial statements resulting from this change.

           The components of the future tax benefit classified by source of temporary differences that gave rise to the benefit are as follows:



                                                                                     1998             1997
                                                                                      $                 $

                Accounting depreciation in excess of
                  tax depreciation                                                   15,307          50,565
                Losses available to offset future income taxes                      817,539         181,201
                Share issue costs                                                   894,352          24,246
                Valuation allowance                                              (1,031,398)        (69,132)
                                                                                 -----------        --------
                Deferred income taxes                                               695,800         186,880
                                                                                 -----------        --------
                                                                                 -----------        --------


           At December 31, 1998, the Company has non-capital losses available for carry-forward of $1,858,000. These losses expire between 2003 and 2005. In addition, the Company has capital loss carry-forwards of approximately $368,000, which may be applied against future taxable capital gains. No accounting recognition has been given to the capital loss carry-forwards.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

       14. COMMITMENTS

           The Company is committed to payments under operating leases of its premises and equipment totaling $889,000. Annual payments under operating leases are as follows:

           1999                                                     $267,000
           2000                                                      236,000
           2001                                                      143,000
           2002                                                      124,000
           2003                                                       40,000
           Thereafter                                                 79,000
                                                                    --------
                                                                    $889,000
                                                                    --------
                                                                    --------


           Obligations under capital lease of total $195,000. Annual payments under capital leases are as follows:

           1999                                                     $102,000
           2000                                                       64,000
           2001                                                       21,000
           2002                                                        7,000
           2003                                                        1,000
                                                                    --------
                                                                    $195,000
                                                                    --------
                                                                    --------


           Rent and leasing expenses charged to operations for the year ended December 31, 1998 was $285,902 (December 31, 1997 - $205,463).


       15. SUBSEQUENT EVENTS


           On January 29, 1999, the Company purchased 45% of the issued and outstanding shares of Medical Urgent Care Inc., an urgent care centre, for consideration of $142,050. The Company entered into a Management Services Agreement with Medical Urgent Care Inc. to manage the urgent care centre for an annual fee based on gross revenues.

           On February 26, 1999, the Company, through a 51% owned subsidiary, became party to a lease for the premises known as York Lanes Health Centres Inc., a primary care health centre located at York University, Toronto, Canada. The Company has entered into a Management Services Agreement with York Lanes Health Centres Inc. to manage the clinic for an annual fee based on gross revenues.

           On March 2, 1999, the Company purchased 51% of the issued and outstanding shares of Caremedics (Elmvale) Inc., a walk-in and family practice health care clinic, for total consideration of $84,000. The Company entered into a Management Services Agreement with Caremedics (Elmvale) Inc. to manage the clinic for an annual fee based on gross revenues.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


16.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

     These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

     Consolidated statements of operations

     If United States GAAP were employed, net loss for the period would be adjusted as follows:


                                                             1998               1997                1996
                                                                                               (Note 21)
                                                             $                  $                   $
     Net loss based on Canadian GAAP                    (157,536)          (472,085)         (3,594,324)
     Deferred start-up costs                            (215,821)          (146,777)            (58,574)
     Deferred acquisition costs                          (46,224)              -                   -
                                                        --------           --------          ----------
     Net loss based on United States GAAP               (419,581)          (618,862)         (3,652,898)
                                                        --------           --------          ----------
     Primary loss per share                                (0.20)             (0.31)              (1.51)
                                                        --------           --------          ----------
                                                        --------           --------          ----------


     If United States GAAP were employed, deficit, other assets, prepaid and other assets, and total liabilities would be adjusted as follows:


                                                             1998               1997                1996
                                                                                               (Note 21)
                                                             $                  $                   $
     Deficit based on Canadian GAAP                    (4,564,963)         (9,758,265)        (9,286,180)
     Deferred start-up costs                             (421,172)           (205,351)           (58,574)
     Deferred acquisition costs                           (46,224)               -                  -
                                                       ----------          ----------         ----------
                                                       (5,032,359)         (9,963,616)        (9,344,754)
                                                       ----------          ----------         ----------
                                                       ----------          ----------         ----------

     Other assets based on Canadian GAAP                1,763,330           1,182,518            700,668
     Deferred start-up costs                             (421,172)           (205,351)           (58,574)
                                                       ----------          ----------         ----------
                                                        1,342,158             977,167            642,094
                                                       ----------          ----------         ----------
                                                       ----------          ----------         ----------

     Prepaid and other assets based on
          Canadian GAAP                                   439,310             357,308             63,109
     Deferred acquisition costs                           (46,224)               -                  -
                                                       ----------          ----------         ----------
                                                          393,086             357,308             63,109
                                                       ----------          ----------         ----------
                                                       ----------          ----------         ----------


MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


16.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

                                                             1998               1997                1996
                                                                                               (Note 21)
                                                             $                  $                   $
     Total liabilities based on Canadian GAAP           2,681,662           5,086,357          3,439,024
     Convertible debenture                                590,625                -                  -
                                                        ---------           ---------          ---------
                                                        3,272,287           5,086,357          3,439,024
                                                        ---------           ---------          ---------
                                                        ---------           ---------          ---------

     (a)  Deferred Income Taxes

          Under U.S. GAAP, the Company is required to follow Statement of Financial Accounting Standards (SFAS No. 109) "Accounting for Income Taxes", which requires the use of the "asset and liability method" of accounting for deferred income taxes, which gives recognition to deferred taxes on all "temporary differences" (differences between accounting basis and tax basis of the Company's assets and liabilities, such as the non-deductible values attributed to assets in a business combination) using current enacted tax rates. In addition, SFAS No. 109 requires the Company to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a "valuation allowance" for any deferred tax assets where it is more likely than not that the asset will not be realized. The Company has followed this method under Canadian GAAP.

     (b)  Deferred Start-up Costs

          Under Canadian GAAP, development and start-up costs, which meet certain criteria, are deferred and amortized. Under United States GAAP, development and start-up costs are expensed as incurred.

     (c)  Deferred Acquisition Costs

          Under Canadian GAAP, pre-acquisition costs, which meet certain criteria, are deferred and amortized. Under United States GAAP, development and start-up costs are expensed as incurred.

     (d)  Convertible Debenture

          Under U.S. GAAP, convertible debentures are presented as liabilities, regardless of the attributes of the convertible debenture, and transferred to equity upon conversion, whereas, under Canadian GAAP, the likelihood of conversion to equity is considered in determining the classification between liability or equity.

     (e)  Earnings Per Share

          U.S. GAAP requires common shares and warrants to purchase common shares, issued or exercisable at prices below the initial public offering ("I.P.O.") price and which were issued within one year prior to the initial filing of the registration statement relating to the I.P.O., to be treated as if the common shares were outstanding from the beginning of the period in the calculation of weighted average number of common shares outstanding and loss per share, even where such inclusion is anti-dilutive. Primary earnings per common share is determined using the weighted average number of shares outstanding during the year, adjusted to reflect the application of the treasury stock method for outstanding options and warrants in accordance with U.S. GAAP.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


16.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

     (f)  Stock Compensation

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, as well as stock-based employee compensation plans. All transactions in which goods or services are the consideration received for the issuance of equity instruments are to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

          For those transactions described in note 10 and under SFAS 123:

          - the issuance of 125,000 common shares to promissory note holders resulted in a charge to income (finance expense) over the term of the related promissory note payable, at $2.78 (US$2.05) per share equal to $347,500 of which $272,648 has been charged to earnings in the year ended December 31, 1997 and $74,852 has been charged to earnings in the year ended December 31, 1998.

          - the issuance of 50,000 shares to a director for services rendered resulted in a charge to income at $2.78 (US$2.05) per share equal to $139,000 in the year ended December 31, 1997.

          - the issuance of an option on November 1, 1996 to a director to acquire 700,000 shares (note 13) has resulted in a charge to income equal to $1,246,000 in 1996 based on $2.78
             (US$2.05) per share, and the "minimum value" method of calculation permitted under SFAS 123 for non-public entities.

          As allowed by SFAS 123, the Company has decided to continue to use Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for the Company's Stock Option Plan (the "Plan") for U.S. GAAP purposes, pursuant to which there is no significant difference between U.S. and Canadian GAAP in the accounting for the granting of options under the Plan.

     (g)  Shareholders' Equity

          Under U.S. GAAP, loans issued to officers to acquire stock are presented as a deduction from shareholders' equity (deficit).

          Under Canadian GAAP, the detachable stock purchase warrants issued as in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, all as described in note 13, have been given no recognition in the financial statements.

          Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under U.S. GAAP, based on an ascribed fair value of $0.50 for each of the 1,000,000 share warrants issued, share capital would be lower by $50,000 and, given that the stock purchase warrants were cancelled during the year, the carrying amount of contributed surplus would be increased by $50,000.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


16.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

     The effect on shareholders' equity would be as follows:


                                                              1998               1997                1996
                                                                                                (Note 21)
                                                              $                  $                   $
         Capital stock (as previously shown)             8,328,164           8,627,479          8,140,979
         Ascribed fair value of share purchase
              warrants issued                              (50,000)            (50,000)           (50,000)
                                                         ---------           ---------          ---------
         Capital stock - U.S. GAAP                       8,278,164           8,577,479          8,090,979
         Share purchase loan to officer                    (60,000)            (60,000)           (60,000)
                                                         ---------           ---------          ---------
         Net capital stock - U.S. GAAP                   8,218,164           8,517,479          8,030,979
                                                         ---------           ---------          ---------
         Convertible debenture (as previously shown)       590,625                -                  -
         Convertible debenture included in long-term
             debt                                         (590,625)               -                  -
                                                         ---------           ---------          ---------
         Convertible debenture - U.S. GAAP                    -                   -                  -
                                                         ---------           ---------          ---------
         Contributed surplus (as previously shown)       1,316,980           1,246,000          1,246,000
         Share purchase warrants                            50,000              50,000             50,000
                                                         ---------           ---------          ---------
         Contributed surplus - U.S. GAAP                 1,366,980           1,296,000          1,296,000
                                                         ---------           ---------          ---------
         Deficit - U.S. GAAP                            (5,032,359)         (9,963,616)        (9,344,754)
                                                         ---------           ---------          ---------
         Shareholders' equity (deficit) - U.S. GAAP      4,552,785            (150,137)           (17,775)
                                                         ---------           ---------          ---------
                                                         ---------           ---------          ---------


     (h)  Consolidated Statement of Changes in Financial Position

          Operating activities reflect interest paid of $69,248 during the year ended December 31, 1998 (December 31, 1997 - $121,640; December 31, 1996 - $55,461) and income taxes paid of nil during the year ended December 31, 1998 (December 31, 1997 - nil; December 31, 1996 - $27,319).

          Under U.S. GAAP, bank indebtedness would not be included as a component of cash position in the consolidated statement of changes in financial position. Accordingly, the $1,254,804 decrease at December 31, 1998 (December 31, 1997 - $155,145 increase) would be presented as a financing activity for each year.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

16.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

     (i)  Comprehensive Income

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was issued by the Financial Accounting Standards Board in June 1997. SFAS 123 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier period provided for comparative purposes is required. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

17.  CONTINGENCIES

     The Company is presently party to one legal proceeding, which was commenced on July 4, 1997. The applicant in the proceeding has taken the position that it continues to be the beneficial owner of the 75,000 shares of Common Stock that it contributed to the capital of the Company in November 1996. The Company disagrees with the Estate's position and intends to defend this action vigorously. No amount has been accrued in the accounts in respect of this matter.

     Revenue

     Substantially all of the Company's operating revenue is derived from government funded and administered programs. In previous years, revenue was "clawed back" by the government in an effort to reduce government spending.

     Clawback adjustments for prior periods have been reflected as a liability and were charged to operations. Management's best estimates of clawback adjustments recoverable from physicians and hospitals are recorded in accounts receivable and offset the amount of clawback charged to operations.


                                                                               1998         1997
                                                                                 $            $
     Clawback liability                                                      447,008       501,170
     Clawback receivable                                                     385,430       392,317


18.  SEGMENTED INFORMATION

     The Company operates under three divisions: Physician and Nurse Recruitment, Physician Management Services and Integrated Health Services Delivery network (IHSDN).

     The Physician and Nurse Recruitment involves contracting with hospitals for the provision of physician staffing, nurse staffing and administrative support services. The Company also contracts with clinical facilities and local communities for the locum or permanent placement of a physician in a community.

     The Physician Management Services division owns and manages medical clinic facilities, which provide physicians with the ability to practice medicine in a professionally managed environment. The clinics include family practice, walk-in services, and other related services such as massage therapy and chiropractic services.

     The IHSDN division, launched in 1998, involves electronically linking clinical facilities and other healthcare service providers into a network. This internet-based network will provide healthcare professionals and consumers access to medical services, products, communications and information tools.

MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


18.  SEGMENTED INFORMATION (cont'd)

     Details are as follows:



                                                                          1998
                                              ----------------------------------------------------------
                                                Physician       Physician
                                                & Nurse         Management
                                               Recruiting        Services        IHSDN      Consolidated
                                               ----------       ----------     --------     ------------
     Revenue                                   11,576,670       3,705,914          -         15,282,584
     Gross margin                               1,933,571       1,511,925          -          3,445,496

     Operating income before Corporate Overhead
       & Public Company-related costs           1,045,811         431,324      (125,360)      1,425,310
     Corporate Overhead                                                                       (1,319,289)
     Public Company-related costs                                                               (300,249)
                                                                                             -----------
     Operating loss                                                                            (194,228)

     Assets employed at year end                5,917,022       2,284,683        150,763      8,352,468
     Depreciation and amortization                 63,163         121,031             -         184,194
     Capital expenditures                         229,514         208,991             -         438,505




                                                                              1997
                                                              ------------------------------------------
                                                                Physician     Physician
                                                                  & Nurse     Management
                                                               Recruiting      Services     Consolidated
                                                               ----------     ----------    ------------
     Revenue                                                    9,092,231      2,480,436     11,572,667
     Gross margin                                               1,766,035      1,056,897      2,822,932

     Operating income before Corporate Overhead
        & Stock Compensation                                    1,091,295        387,888      1,479,183
     Corporate Overhead                                                                      (1,407,999)
                                                                                            -----------
     Operating loss before Stock Compensation                                                    71,184
     Stock Compensation                                                                        (139,000)
                                                                                             -----------
     Operating loss                                                                             (67,816)

     Assets employed at year end                                3,447,169      1,754,402      5,201,571
     Depreciation and amortization                                 65,041         63,089        128,130
     Capital expenditures                                          92,011        297,863        389,874


MED-EMERG INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


18.  SEGMENTED INFORMATION (cont'd)



                                                                          1996 (Note 21)
                                                              ------------------------------------------
                                                                Physician     Physician
                                                                  & Nurse     Management
                                                               Recruiting      Services     Consolidated
                                                               ----------     ----------    ------------
     Revenue                                                    8,783,309      2,033,739     10,817,048
     Gross margin                                               1,508,027        754,625      2,262,652

     Operating income (loss) before Corporate Overhead
        & Stock Compensation                                      897,515       (410,973)       486,542
     Corporate Overhead                                                                      (1,230,159)
                                                                                            -----------
     Operating loss before Stock Compensation                                                  (743,617)
     Stock Compensation                                                                      (2,941,800)
                                                                                            -----------
     Operating loss                                                                          (3,685,417)

     Assets employed at year end                                2,621,707        918,116      3,539,823
     Depreciation and amortization                                 40,679         37,700         78,379
     Capital expenditures                                          85,304          9,490         94,794


     Operating loss of Physician Management Services for the year ended December 31, 1996 includes the non-recurring write-off of start-up costs in the amount of $509,337.

     Total operating loss for the year ended December 31, 1996 includes a $2,941,800 general corporate charge for Stock Compensation costs paid to an investment advisor and stock options granted to a director below fair market value.

19.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could effect any entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


20.  COMPARATIVE FIGURES

     Certain figures in the 1997 financial statements have been reclassified to conform with the basis of presentation in 1998.


21.  AUDIT BY ANOTHER FIRM

     The Company's 1996 figures were audited by another firm of chartered accountants.