Form 10-Q
period 1999-03-31
MED EMERG INTERNATIONAL INC
filed 1999-06-16
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 30, 1999, 3,095,544 shares of the registrant's Common Stock were outstanding.

MED-EMERG INTERNATIONAL INC.
Consolidated Balance Sheets
March 31, 1999 (unaudited) and December 31, 1998
(Expressed in Canadian dollars)

                                                           March 31            December 31
                                                               1999                   1998
                                                         ----------            -----------
                                                             CDN  $                 CDN  $
                                     ASSETS
                                     ------
CURRENT ASSETS

       Cash                                              $   999,423           $ 1,669,899
       Accounts receivable                                 2,838,728             2,765,491
       Prepaid and other                                     697,654               439,310
                                                         -----------           -----------
                                                           4,535,805             4,874,700

LOANS AND ADVANCES                                           177,640               135,175
CAPITAL ASSETS                                             1,402,445               883,463
OTHER ASSETS                                               1,934,392             1,763,330
DEFERRED INCOME TAXES                                        770,155               695,800
                                                         -----------           -----------
                                                         $ 8,820,437           $ 8,352,468
                                                         -----------           -----------
                                                         -----------           -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES

       Bank indebtedness                                 $   148,918           $   209,281
       Accounts payable and accrued liabilities            2,423,206             2,282,658
       Lease obligation - current portion                     89,474                87,401
                                                         -----------           -----------
                                                           2,661,598             2,579,340

BANK TERM LOAN                                               378,698                 -
OBLIGATIONS UNDER CAPITAL LEASE                               79,514               102,322
DUE TO MINORITY SHAREHOLDERS                                  16,553                 -
                                                         -----------           -----------
                                                           3,136,363             2,681,662
                                                         -----------           -----------

MINORITY INTEREST                                            161,173                 -

SHAREHOLDERS' EQUITY
       Capital stock                                       8,325,811             8,328,164
       Convertible debenture                                 590,625               590,625
       Contributed surplus                                 1,316,980             1,316,980
       Deficit                                           (4,710,515)           (4,564,963)
                                                         -----------           -----------
                                                           5,522,901             5,670,806
                                                         -----------           -----------
                                                         $ 8,820,437           $ 8,352,468
                                                         -----------           -----------
                                                         -----------           -----------

MED-EMERG INTERNATIONAL INC.
Consolidated Statements of Operations
Three months ended March 31, 1999 and 1998(unaudited)
(Expressed in Canadian dollars)

                                                                    March 31              March 31
                                                                        1999                  1998
                                                                  ----------           -----------
                                                                      CDN  $                CDN  $

REVENUE                                                          $ 4,229,185           $ 3,605,099

PHYSICIAN FEES AND OTHER DIRECT COSTS                              3,075,038             2,881,442
                                                                 -----------           -----------
                                                                   1,154,147               723,657
                                                                 -----------           -----------

EXPENSES
       Salaries and benefits                                         519,517               415,122
       General and administration                                    161,422               113,999
       Occupancy costs and supplies                                  212,447               104,614
       Product development                                           155,149                  -
       Public company costs                                          118,603                  -
       Travel and marketing                                           57,765                37,950
                                                                 -----------           -----------
                                                                   1,224,903               671,685
                                                                 -----------           -----------
EARNINGS (LOSS) FROM OPERATIONS                                     (70,756)                51,972

       Interest and financing expense                                  2,665                 5,247
       Depreciation and amortization                                  95,567                31,821
                                                                 -----------           -----------
NET INCOME BEFORE TAXES                                            (168,988)                14,904

       Income tax recovery (expense)                                  74,355               (3,875)
                                                                 -----------           -----------
NET INCOME (LOSS)                                                $  (94,633)           $    11,029

PREFERRED SHARE DIVIDENDS                                           (50,919)              (20,987)
                                                                 -----------           -----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                    $ (145,552)           $   (9,958)
                                                                 -----------           -----------
                                                                 -----------           -----------


NET INCOME (LOSS) BEFORE PREFERRED SHARE DIVIDEND,
       PER COMMON SHARE                                          $    (0.03)           $      0.00

PREFERRED SHARE DIVIDEND, PER COMMON SHARE                            (0.02)                  0.00
                                                                 -----------           -----------
BASIC AND FULLY DILUTED INCOME (LOSS), PER COMMON SHARE          $    (0.05)           $      0.00
                                                                 -----------           -----------
                                                                 -----------           -----------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES                           3,095,588             2,501,131
                                                                 -----------           -----------
                                                                 -----------           -----------

MED-EMERG INTERNATIONAL INC.
Consolidated Statements of Changes in Financial Position
Three months ended March 31, 1999 (unaudited) and 1998 (unaudited) (Expressed in Canadian dollars)

                                                                    March 31             March 31
                                                                        1999                 1998
                                                                  ----------          -----------
                                                                      CDN  $               CDN  $

OPERATING ACTIVITIES

       Net income (loss)                                        $  (94,633)           $    11,029
       Items not affecting cash
            Depreciation and amortization                            95,567                31,821
            Deferred income taxes                                  (74,355)               (5,702)
                                                                  ----------          -----------
                                                                   (73,421)                37,148

       Changes in non-cash operating items
            Accounts receivable                                    (73,237)             (208,000)
            Prepaid and other                                     (258,344)                85,258
            Accounts payable and accrued liabilities                140,549             (148,255)
                                                                  ----------          -----------
       Cash provided by (used in) operating activities            (264,453)             (233,849)
                                                                  ----------          -----------
INVESTING ACTIVITIES

       Acquisitions                                               (194,520)                 -
       Additions to capital assets                                (576,091)              (15,055)
       Loans and advances                                          (42,466)                  -
       Other assets                                                (15,000)               543,764
       Minority interest                                            161,173                  -
                                                                  ----------          -----------
                                                                  (666,904)               528,709
                                                                  ----------          -----------

FINANCING ACTIVITIES

       Bank term loan                                               378,698                  -
       Issuance of common shares and warrants                             -             4,936,468
       Repurchase of common shares                                  (2,353)                  -
       Obligation under capital lease                              (20,735)               (8,131)
       Repayment of promissory note                                       -             (941,074)
       Due to minority shareholders                                  16,553                  -
       Dividends declared                                          (50,919)              (20,987)
                                                                  ----------          -----------
                                                                    321,244             3,966,276
                                                                  ----------          -----------
Increase (decrease) in cash position                              (610,113)             4,261,136

Cash position, net, beginning of the period                       1,460,618             (851,834)
                                                                  ----------          -----------
Cash position, net, end of period                               $   850,505           $ 3,409,302
                                                                  ----------          -----------
                                                                  ----------          -----------
Cash position is comprised of:

       Cash                                                     $   999,423           $ 3,554,635
       Bank indebtedness                                          (148,918)             (145,333)
                                                                  ----------          -----------
                                                                $   850,505           $ 3,409,302
                                                                  ----------          -----------
                                                                  ----------          -----------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 1999 and 1998


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

         On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At March 31, 1999, the Company had 18 contracts under its management.

         Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At March 31, 1999, the Company owned and managed 10 clinics.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial reporting. These financial statements consolidate, with minority interest, the accounts of Med-Emerg International Inc. and all wholly- and partially-owned subsidiaries of Med-Emerg International Inc.

         In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position, and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

         These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 1999 and 1998


3.       ACQUISITIONS

         During the first quarter of 1999, the Company acquired ownership interests in the following companies that operate medical clinics: 45% of Medical Urgent Care Inc., 51% of Caremedics (Elmvale) Inc. and 51% of York Lanes Health Centres Ltd.

         The following is a summary of assets purchased and liabilities assumes:


                                             Medical         Caremedics           York Lanes
                                         Urgent Care           (Elmvale)              Health
                                                Inc.                Inc.         Centres Ltd.            Total
                                       -------------         -----------         -----------           ---------


         Current assets                    $  20,983           $  28,182           $  19,891           $  69,056
         Capital assets                      475,069              13,937              60,000             549,006
         Goodwill                            167,788              26,706                   -             194,494
         Less liabilities assumed          (423,840)            (10,484)            (40,744)           (475,068)
         Less minority interest            (129,480)              25,659            (39,147)           (142,968)
                                       -------------         -----------         -----------           ---------
                                           $ 110,520           $  84,000                   -           $ 194,520
                                       -------------         -----------         -----------           ---------
                                       -------------         -----------         -----------           ---------


4.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

         These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:


         Consolidated statements of operations

         If United States GAAP were employed, net loss for the period would be adjusted as follows:


                                                                  March              March
                                                                   1999               1998
                                                               ---------           ---------

         Net income (loss) based on Canadian GAAP             $ (94,633)          $   11,029
         Deferred start-up costs amortized/(deferred)             16,710            (85,125)
         Deferred acquisition costs                             (60,653)                 -
                                                              ---------           ---------
        Net loss based on United States GAAP                  $(138,576)          $ (74,096)
                                                              ---------           ---------
         Primary loss per share                               $   (0.06)          $   (0.05)
                                                              ---------           ---------
                                                              ---------           ---------

         If United States GAAP were employed, deficit, other assets, prepaid and other assets, and total liabilities would be adjusted as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 1999 and 1998


4.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)


                                                                 March              December
                                                                  1999                  1998
                                                           -----------           -----------

         Deficit based on Canadian GAAP                    $(4,710,515)          $(4,564,963)
         Deferred start-up costs                              (404,462)             (421,172)
         Deferred acquisition costs                           (106,877)              (46,224)
                                                           ------------          ------------
                                                           $(5,221,854)          $(5,032,359)
                                                           ------------          ------------
                                                           ------------          ------------

         Other assets based on Canadian GAAP               $  1,934,392          $  1,763,330
         Deferred start-up costs                              (404,462)             (421,172)
                                                           ------------          ------------
                                                           $  1,529,930          $  1,342,158
                                                           ------------          ------------
                                                           ------------          ------------

         Prepaid and other assets based on
              Canadian GAAP                                $    697,654          $    439,310
         Deferred acquisition costs                           (106,877)              (46,224)
                                                           ------------          ------------
                                                           $    590,777          $    393,086
                                                           ------------          ------------
                                                           ------------          ------------

         Total liabilities based on Canadian GAAP          $  3,136,363          $  2,681,662
         Convertible debenture                                  590,625               590,625
                                                           ------------          ------------
                                                           $  3,726,988          $  3,272,287
                                                           ------------          ------------
                                                           ------------          ------------


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 1999 and 1998


4.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

                  For those transactions described in note 10 of the audited consolidated financial statements for Med-Emerg International Inc. for the year ended December 31, 1998 and under SFAS 123:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 1999 and 1998


4.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

                  - the issuance of 125,000 common shares to promissory note holders resulted in a charge to income (finance expense) over the term of the related promissory note payable, at $2.78 (US$2.05) per share equal to $347,500 of which $272,648 has been charged to earnings in the year ended December 31, 1997 and $74,852 has been charged to earnings in the period ended March 31, 1998.

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


                  The effect on shareholders' equity would be as follows:

                                                              March              December
                                                               1999                  1998
                                                        -----------           -----------

         Capital stock (as previously shown)            $ 8,325,811           $ 8,328,164

         Ascribed fair value of share purchase
          warrants issued                                  (50,000)              (50,000)
                                                        -----------           -----------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 1999 and 1998


4.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)



         Capital stock - U.S. GAAP                                   8,275,811             8,278,164
         Share purchase loan to officer                               (60,000)              (60,000)
                                                                   -----------           -----------
         Net capital stock - U.S. GAAP                               8,215,811             8,218,165
                                                                   -----------           -----------
         Convertible debenture (as previously shown)                   590,625               590,625
         Convertible debenture included in long-term debt            (590,625)             (590,625)
                                                                   -----------           -----------

         Convertible debenture - U.S. GAAP                                   -                     -

         Contributed surplus (as previously shown)                   1,316,980             1,316,980
         Share purchase warrants                                        50,000                50,000
                                                                   -----------           -----------

         Contributed surplus - U.S. GAAP                             1,366,980             1,366,980
                                                                   -----------           -----------

         Deficit - U.S. GAAP                                       (5,221,854)           (5,032,359)
                                                                   -----------           -----------
         Shareholders' equity (deficit) - U.S. GAAP                $ 4,360,937           $ 4,552,785
                                                                   -----------           -----------
                                                                   -----------           -----------

         (h)      Consolidated Statement of Changes in Financial Position

                  Operating activities reflect interest paid of $13,209 during the period ended March 31, 1999 (March 31, 1998 - $24,448) and income taxes paid of nil during the period ended March 31, 1999 (March 31, 1998 - nil).

                  Under U.S. GAAP, bank indebtedness would not be included as a component of cash position in the consolidated statement of changes in financial position. Accordingly, the $60,363 decrease at March 31, 1999 (March 31, 1998 - $1,399,071 decrease) would be presented as a financing activity for each year.


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 1999 and 1998

5.       SEGMENTED INFORMATION

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

         The IHSDN division involves electronically linking clinic facilities and other healthcare service providers into a network. This internet-based network will provide healthcare professionals and consumers access to medical services, products, communications and information tools.

         Details are as follows:


                                                                                   March 31, 1999
                                                         ---------------------------------------------------------------
                                                          Physician          Physician
                                                            & Nurse         Management
                                                         Recruiting           Services           IHSDN      Consolidated
                                                         ----------         ----------      ----------      ------------
         Revenue                                          2,765,863          1,553,322            -            4,229,185
         Gross margin                                       455,290            698,857            -            1,154,147

         Operating income before Corporate Overhead
           & Public Company-related costs                   330,183            181,350        (155,148)          356,385
         Corporate Overhead                                                                                    (308,538)
         Public Company-related costs                                                                          (118,603)
                                                                                                               ---------
         Operating loss                                                                                         (70,756)

         Assets employed at year end                      5,548,357          3,060,664         211,416         8,820,437
         Depreciation and amortization                       36,004             59,563            -               95,567
         Capital expenditures                                17,857            558,234            -              576,091

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 1999 and 1998



5.       SEGMENTED INFORMATION (cont'd)



                                                                                  March 31, 1998
                                                         ---------------------------------------------------------------
                                                          Physician          Physician
                                                            & Nurse         Management
                                                         Recruiting           Services           IHSDN      Consolidated
                                                         ----------         ----------      ----------      ------------
         Revenue                                          2,884,452            720,647            -            3,605,099
         Gross margin                                       421,490            302,167            -              723,657

         Operating income before Corporate Overhead
           & Public Company-related costs                   239,438            151,977            -              391,415
         Corporate Overhead                                                                                    (309,655)
         Public Company-related costs                                                                           (35,035)
                                                                                                               ---------
         Operating income                                                                                         46,725

         Assets employed at year end                      6,036,253          1,530,286            -            7,566,539
         Depreciation and amortization                       13,500             18,321            -               31,821
         Capital expenditures                                11,419              3,636            -               15,055

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

Med-Emerg is positioned to establish industry leadership in Canada by providing integrated professional management services in the delivery of healthcare to the Canadian healthcare consumer. The Company's operations are divided into three divisions: Physician and Nurse Recruitment Services, Physician Management Services and an internet based healthcare network called HealthyConnect.com. Med-Emerg's strategy is to remain focussed on these three divisions while continuing to broaden its consolidation of physicians over a wider geographic base. Med-Emerg believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and to integrate opportunities available through internet technology. Specifically, the Company's strategy is to leverage its 15 years of physician recruitment experience in becoming a dominant player in Physician Management Services and to develop an internet-based healthcare network that connects physicians, patients, third party payors and consumers to a "virtual world" of healthcare products and services.

In the first quarter of 1999, the company launched an internet-based healthcare network, called HealthyConnect.com, that will allow participants to access and exchange healthcare related information, purchase healthcare products and services, and communicate more cost-effectively with one another. HealthyConnect.com provides a platform by which the Company can benefit from business opportunities that are complementary to its other two divisions. These opportunities include the provision of clinical trial services, the marketing of patient focussed medical information, and the ability of third party service providers to efficiently conduct their operations through an electronically integrated business partnership.

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

In February, 1999, the Company became party to a lease for the clinic located within York University in Toronto, Canada. The Company has entered into a five-year management services agreement to manage to clinic for a monthly fee based on revenues generated by the clinic. The Company has a 51% interest in the company that owns the clinic.

In March of 1999, the Company purchased 51% of the outstanding capital of Caremedics (Elmvale) Inc., a multi-physician primary healthcare clinic located in Ottawa, Canada. The Company entered into a five-year management services agreement to manage the clinic for a monthly fee based on revenues generated by the clinic.

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

The Company's ability to provide solutions and source physicians and highly skilled nurses will be enhanced by its success in developing its dominant status in the Physician Management Services Organization (PMSO) sector. The Company's business strategy is to integrate and through its physicians program offer the family physician a comprehensive practice opportunity. Management believes that the creation of a dominant PMSO status in Canada will significantly contribute to the Company's efforts in growing its emergency services recruitment division. It is management's intention to continue to market its PMSO services to the Canadian physician community, which totals approximately 55,000 members strong and collects annual billings of approximately $11.0 billion.

RESULTS OF OPERATIONS

First Quarter Ended March 31, 1999 compared to First Quarter Ended March 31,
1998

REVENUES. Revenues increased by $624,086 or 17.3% from $3,605,099 in the first quarter of 1998 to $4,229,185 in the first quarter of 1999. The revenue growth is attributable to the clinic acquisitions, growth in existing clinic business and growth in nurse staffing, offset by a decline in the hospital staffing revenue.

Revenues generated by Physician Management Services increased by $832,675 or 115% from $720,647 in the first quarter of 1998 to $1,553,322 during the first quarter of 1999. The three acquisitions that were completed in the second and third quarters of 1998 contributed $457,481 additional revenue to the first quarter of 1999. The three acquisitions that were completed during the first quarter of 1999 contributed $115,998 to revenue. The Dundas Urgent Care Centre was a start-up operation in 1998. In 1999, this Centre contributed $180,274 to first quarter revenues. The remaining increase in Physician Management Services revenue is a result of increased patient volumes and additional physicians working in the family practice and walk-in clinics.

Revenues from Physician and Nurse Recruiting decreased by $208,589 or 7.2% to $2,675,863 during the first quarter of 1999 from $2,884,452 during same period for 1998. The decrease in revenue occurred in the physician staffing component of this division. Two new contracts entered into in the latter part of fiscal 1998 and a consulting project competed in March 1999 contributed to revenue in the first quarter of 1999, but five contracts from the first quarter of 1998 were not renewed. The net loss of revenue from these contracts caused first quarter revenues to decrease by $441,652 compared to the same period last year. Offsetting this net loss in revenue was an increase of $111,552 in revenue earned from existing and continuing contracts. This is due to increased patient volumes and new contract pricing. The nurse staffing component contributed an additional $121,511 to revenue in the first quarter of 1999 as compared to the same period last year. This increase came from a significant increase in the provision of services to one hospital under an existing contract plus the net addition of one contract.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $193,596 or 5.4% from $2,881,442 in the first quarter of 1998 to $3,075,038 in the first quarter of 1999. Physician fees and other direct costs decreased as a percent of revenue, representing 72.7% of revenues for the quarter ended March 31, 1999 and 79.9% of revenues for the quarter ended March 31, 1998. The decrease as a percent of revenue is largely due to the mix of revenue between Physician & Nurse Recruiting and Physician Management Services. As the Physician Management Services revenues increase, the larger gross margin related to Physician Management Services causes a decrease in physician fees and other direct costs as a percent of revenue.

Physician fees and other direct costs of the Physician Management Services division increased by $435,985 or 104% from the first quarter of 1998 compared to the same period in 1999. This increase is consistent with the increase in revenue.

Physician fees and other direct costs of the Physician & Nurse Recruiting division decreased by $242,389 or 9.8% from the first quarter of 1998 compared to the same period in 1999. This decrease is consistent with the decrease in revenue.

OPERATING EXPENSES. Operating expenses have increased by $550,636 or 81.3% to $1,227,568 in the first quarter of 1999 from $676,932 in the first quarter of 1998. There are several factors contributing to the increase in operating expenses, including the development of the IHSDN division, the clinic acquisitions in 1998 and 1999, and the operations of the Dundas Urgent Care Centre.

The company recently launched an integrated health services delivery network called HealthyConnect.com. This internet-based healthcare network will connect physicians, hospitals, third party payors and consumers and allow all participants to access and exchange healthcare related information, purchase products and services, and communicate more cost-effectively with one another. During the first quarter of 1999, the company expense $155,149 on the development of this concept.

During the second and third quarters of 1998, the company completed the acquisitions of two companies, JC Medical Management Inc. and Doctors On Call Ltd., and acquired the remaining two-thirds of the Glenderry Medical Walk-in Clinic. These acquisitions added $115,053 to operating expenses in the first quarter of 1999. During the first quarter of 1999, the company completed the acquisition of a controlling interest in three other companies, all of which operate medical clinics. These acquisitions added $118,820 to operating expenses in the first quarter of 1999.

During the first quarter of 1998, the Dundas Urgent Care Centre was considered a start-up operation. During 1999, this Urgent Care Centre added $78,943 to operating expenses. The remaining increase in operating expenses of $82,671 from first quarter of 1998 to first quarter of 1999 relates to an increase in general overhead costs.

NET LOSS. As a result of the above items, the Company reported a net loss of $94,633 for the three months ended March 31, 1999 as compared to net income of $11,029 for the three months ended March 31, 1998. The company's effective tax rate increased to approximately 44% in 1999 from approximately 26% in 1998 due to the change in status under Canadian taxation rules from a privately-held company to a company with shares that are publicly traded.

LIQUIDITY AND CAPITAL RESOURCES

Through its acquisitions completed in the first quarter of 1999, the Company assumed bank term loans in the amount of $378,698. Approximately $270,632 was loaned to subsidiaries of the Company under the Small Business Investment Loans program in which the Canadian government guarantees 75% to 90% of the principal balance of the loan. The remaining balance consists of capital loans for asset purchases.

As at March 31, 1999, the company's working capital totaled $1,874,207. In addition, the company has available credit facilities for up to approximately $3,000,000. The Company established credit facilities in June 1998 that provide an available demand, revolving, operating line of credit amounting to $2,000,000, bearing interest at the bank's prime lending rate plus 0.5% per annum with interest payable monthly, and an available demand, non-revolving, capital line of credit amounting to $1,000,000. The capital line of credit bears interest at the bank's prime lending rate plus 0.75% per annum with interest payable monthly. The company believes that the combination of funds available under the company's bank credit facility, together with its current cash position, should be sufficient to meet the company's operating requirements through 1999.

In addition, in order to provide the funds necessary for the further development of HealthyConnect.com and the continued pursuit of the company's long-term acquisition strategy, the company expects to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the company.

Forward-looking statements of Med-Emerg International Inc. included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the adequacy of capital resources and other statements regarding trends relating to various revenue and expense items, could be affected by a number of uncertainties and other factors beyond management's control.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MED-EMERG INTERNATIONAL INC.



                             By:      /s/ Carl Pahapill
                                      ------------------------
                                      Carl Pahapill
                                      President and Chief Operating Officer
Date:  June 16, 1999