Form 10-Q
period 1999-06-30
MED EMERG INTERNATIONAL INC
filed 1999-08-16
CIK 1030179

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                       --------------------------------------
                                     FORM 10-Q

(MARK ONE)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                              OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/     No /   /

          As of July 26, 1999, 3,095,544 shares of the registrant's Common Stock were outstanding.

MED-EMERG INTERNATIONAL INC.
Consolidated Balance Sheets
June 30, 1999 (unaudited) and December 31, 1998
(Expressed in Canadian dollars)


                                                                 June 30            December 31
                                                                    1999                   1998
                                                                 -------            -----------
                                                                  CDN  $                 CDN  $
                   ASSETS
CURRENT ASSETS

   Cash                                                  $       284,453         $   1,669,899
   Accounts receivable                                         3,071,253             2,765,491
   Prepaid expenses and other                                    724,558               439,310
                                                         ---------------         -------------
                                                               4,080,264             4,874,700

LOANS AND ADVANCES                                               130,975               135,175
CAPITAL ASSETS                                                 1,392,946               883,463
OTHER ASSETS                                                   2,017,662             1,763,330
DEFERRED INCOME TAXES                                            898,961               695,800
                                                         ---------------         -------------
                                                         $     8,520,808         $   8,352,468
                                                         ---------------         -------------
                                                         ---------------         -------------

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Bank indebtedness                                     $       142,558         $     209,281
   Accounts payable and accrued liabilities                    2,383,329             2,282,658
   Lease obligation - current portion                             93,070                87,401
                                                         ---------------         -------------
                                                               2,618,957             2,579,340

BANK TERM LOAN                                                   337,773                   -
OBLIGATION UNDER CAPITAL LEASE                                    54,356               102,322
DUE TO MINORITY SHAREHOLDERS                                      30,137                   -
                                                         ---------------         -------------
                                                               3,041,223             2,681,662
                                                         ---------------         -------------

MINORITY INTEREST                                                141,585                   -

SHAREHOLDERS' EQUITY
      Capital Stock                                            8,325,811             8,328,164
      Convertible debenture                                      590,625               590,625
      Contributed surplus                                      1,316,980             1,316,980
      Deficit                                                 (4,895,416)           (4,564,963)
                                                         ---------------         -------------
                                                               5,338,000             5,670,806
                                                         ---------------         -------------
                                                         $     8,520,808         $   8,352,468
                                                         ---------------         -------------


MED-EMERG INTERNATIONAL INC.
Consolidated Statements of Operations
Three months and six months ended June 30, 1999 (unaudited) and 1998 (unaudited) (Expressed in Canadian dollars)


                                                                        Three Months Ended                     Six Months Ended
                                                                  -------------------------------           ------------------------
                                                                       June 30            June 30           June 30          June 30
                                                                          1999               1998              1999             1998
                                                                  ------------       ------------      ------------     ------------
                                                                          CDN$               CDN$              CDN$             CDN$
REVENUE                                                           $ 4,539,113        $ 3,566,201       $ 8,768,298      $ 7,171,300

PHYSICIAN FEES AND OTHER DIRECT COSTS                               3,257,410          2,823,072         6,332,448        5,704,514
                                                                  ------------       ------------      ------------     ------------
                                                                    1,281,703            743,129         2,435,850        1,466,786
                                                                  ------------       ------------      ------------     ------------

EXPENSES
        Salaries and benefits                                         596,736            423,104         1,116,253          838,226
        General and administrative                                    223,883            117,363           385,305          212,583
        Occupancy costs and supplies                                  267,047            113,084           479,494          201,935
        HealthyConnect.com development                                151,598               -              306,747             -
        Public company costs                                          110,053             32,728           228,656           67,270
        Travel and marketing                                           54,058             59,714           111,823           97,664
                                                                  ------------       ------------      ------------     ------------
                                                                    1,403,375            745,993         2,628,278        1,417,678
                                                                  ------------       ------------      ------------     ------------

EARNINGS (LOSS) FROM OPERATIONS                                      (121,672)            (2,864)         (192,428)          49,108

        Interest and financing expense                                  8,510            (30,133)           11,175          (24,886)
        Amortization                                                  112,282             38,101           207,849           69,922
                                                                  ------------       ------------      ------------     ------------

NET INCOME (LOSS) BEFORE TAXES                                       (242,464)           (10,832)         (411,452)           4,072

        Income tax recovery                                           106,684              2,776           181,039            1,099
                                                                  ------------       ------------      ------------     ------------

NET INCOME (LOSS)                                                 $  (135,780)       $    (8,056)      $  (230,413)     $     2,973

PREFERRED SHARE DIVIDENDS                                             (49,116)           (49,632)         (100,035)         (70,619)
                                                                  ------------       ------------      ------------     ------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                     $  (184,896)       $   (57,688)      $  (330,448)     $   (67,646)
                                                                  ------------       ------------      ------------     ------------
                                                                  ------------       ------------      ------------     ------------


NET INCOME (LOSS) BEFORE PREFERRED SHARE
        DIVIDEND, PER COMMON SHARE                                $     (0.04)       $     (0.00)      $     (0.07)     $      0.00

PREFERRED SHARE DIVIDEND, PER COMMON SHARE                        $     (0.02)       $     (0.02)      $     (0.03)     $     (0.02)
                                                                  ------------       ------------      ------------     ------------

BASIC & FULLY DILUTED INCOME (LOSS),
        PER COMMON SHARE                                          $     (0.06)       $     (0.02)      $     (0.10)     $     (0.02)
                                                                  ------------       ------------      ------------     ------------
                                                                  ------------       ------------      ------------     ------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES                            3,095,544          3,140,044         3,095,544        3,140,044
                                                                  ------------       ------------      ------------     ------------
                                                                  ------------       ------------      ------------     ------------


MED-EMERG INTERNATIONAL INC.
Consolidated Statements of Changes in Financial Position
Six months ended June 30, 1999 (unaudited) and 1998 (unaudited)
(Expressed in Canadian dollars)


                                                                         June 30                   June 30
                                                                            1999                      1998
                                                                 ---------------        ------------------
                                                                          CDN  $                    CDN  $
OPERATING ACTIVITIES
   Net income (loss) for the period                              $      (230,413)           $        2,973
   Items not affecting cash
       Amortization                                                      207,849                    69,922
       Deferred income taxes                                            (203,161)                   (8,478)
                                                                 ---------------            ---------------
                                                                        (225,725)                   64,417
   Changes in non-cash working capital
       Accounts receivable                                              (265,762)                 (192,281)
       Prepaid and other                                                (285,259)                   26,667
       Accounts payable and accrued liabilities                          100,672                  (238,431)
                                                                 ---------------            --------------
   Cash provided by (used in) operating activities                      (676,074)                 (339,628)
                                                                 ---------------            --------------

INVESTING ACTIVITIES
   Acquisitions                                                         (194,520)                 (787,500)
   Additions of capital assets                                          (639,829)                 (230,935)
   Loans and advances                                                    (20,123)                    8,387
   Other assets                                                         (152,987)                  405,249
   Minority interest                                                     141,585                         -
                                                                 ---------------            --------------
                                                                        (865,874)                 (604,799)
                                                                 ---------------            --------------

FINANCING ACTIVITIES
   Bank term loan                                                        337,773                         -
   Issuance of common shares and warrants                                      -                 4,976,605
   Issuance of convertible debenture                                           -                   590,625
   Repurchase of common shares                                            (2,353)                        -
   Obligation under capital lease                                        (42,297)                  102,388
   Repayment of promissory note                                                -                  (941,074)
   Due to minority shareholders                                           30,137                         -
   Preferred share dividends                                            (100,035)                  (70,619)
                                                                 ---------------            --------------
                                                                         223,225                 4,657,925
                                                                 ---------------            --------------

Increase (decrease) in cash during in the period                      (1,318,723)                3,713,498
Cash position, beginning of period                                     1,460,618                  (851,834)
                                                                 ---------------            --------------
Cash position, end of period                                     $       141,895            $    2,861,664
                                                                 ---------------            --------------
                                                                 ---------------            --------------

Cash position is comprised of:
   Cash                                                          $       284,453            $    3,001,084
   Bank indebtedness                                                 (142,558)                 (139,420)
                                                                 ---------------            --------------
                                                                 $       141,895            $    2,861,664
                                                                 ---------------            --------------
                                                                 ---------------            --------------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 1999 and 1998


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Med-Emerg International Inc. is a publicly traded company listed on the NASDAQ Small Cap Market. The Company completed its initial public offering in February, 1998.

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

     On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At June 30, 1999, the Company had 15 contracts under its management.

     Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At June 30, 1999, the Company owned and managed 10 clinics.

     The Company has newly created a division called HealthyConnect.com. HealthyConnect.com is an internet-based network that connects physicians, patients, third party payors and consumers to a "virtual world" of healthcare products and services. The Company is electronically connecting its clinical facilities and establishing strategic partnerships in delivering a comprehensive healthcare program.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial reporting. These financial statements consolidate, with minority interest, the accounts of Med-Emerg International Inc. and all wholly- and partially owned subsidiaries of Med-Emerg International Inc.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 1999 and 1998


3.   ACQUISITIONS

     During the first six months of 1999, the Company acquired ownership interests in the following companies that operate medical clinics: 45% of Medical Urgent Care Inc., 51% of Caremedics (Elmvale) Inc. and 51% of York Lanes Health Centres Ltd.

     The following is a summary of assets purchased and liabilities assumed:



                                           Medical   Caremedics       York Lanes
                                       Urgent Care    (Elmvale)           Health
                                              Inc.         Inc.     Centres Ltd.       Total
                                       -----------   ----------     ------------   ---------

     Current assets                      $  20,983    $  28,182        $  19,891   $  69,056
     Capital assets                        475,069       13,937           60,000     549,006
     Goodwill                              167,788       26,706             -        194,494
     Less liabilities assumed             (423,840)     (10,484)         (40,744)   (475,068)
     Less minority interest               (129,480)      25,659          (39,147)   (142,968)
                                       -----------   ----------     ------------   ---------
                                         $ 110,520    $  84,000             -      $ 194,520
                                       -----------   ----------     ------------   ---------
                                       -----------   ----------     ------------   ---------



4.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

     These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

     Consolidated statements of operations

     If United States GAAP were employed, net loss for the period would be adjusted as follows:


                                                     Three months ended            Six months ended
                                                           June         June         June            June
                                                           1999         1998         1999            1998
                                                    -----------------------------------------------------
 Net income (loss) based on Canadian GAAP           $ (135,780)   $  (8,056)  $ (230,413)     $     2,973
 Deferred start-up costs amortized/(deferred)            16,710     (75,665)      33,420         (160,790)
                                                    -----------------------------------------------------

 Net loss based on United States GAAO               $ (119,070)   $ (83,721)  $ (196,993)     $ (157,817)
                                                    -----------------------------------------------------
                                                    -----------------------------------------------------

 Primary loss per share                             $    (0.05)   $   (0.04)  $    (0.10)     $    (0.08)
                                                    -----------------------------------------------------
                                                    -----------------------------------------------------


     If United States GAAP were employed, deficit, other assets, prepaid and other assets, and total liabilities would be adjusted as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 1999 and 1998



4.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)


                                                                  June            December
                                                                  1999                1998
                                                         -------------       -------------
     Deficit based on Canadian GAAP                      $  (4,895,416)      $  (4,564,963)
     Deferred start-up costs                                  (387,752)           (421,172)
                                                         -------------       -------------
                                                         $  (5,283,168)      $  (4,986,135)
                                                         -------------       -------------
                                                         -------------       -------------

     Other assets based on Canadian GAAP                 $   2,017,662       $   1,763,330
     Deferred start-up costs                                  (387,752)           (421,172)
                                                         -------------       -------------
                                                         $   1,629,910       $   1,342,158
                                                         -------------       -------------
                                                         -------------       -------------

     Total liabilities based on Canadian GAAP            $   3,041,223       $   2,681,662
     Convertible debenture                                     590,625             590,625
                                                         -------------       -------------
                                                         $   3,631,848       $   3,272,287
                                                         -------------       -------------
                                                         -------------       -------------


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 1999 and 1998


4.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

     (c)  Convertible Debenture

          Under U.S. GAAP, convertible debentures are presented as liabilities, regardless of the attributes of the convertible debenture, and transferred to equity upon conversion, whereas, under Canadian GAAP, the likelihood of conversion to equity is considered in determining the classification between liability or equity.

     (d)  Earnings Per Share

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

     (e)  Shareholders' Equity

          Under U.S. GAAP, loans issued to officers to acquire stock are presented as a deduction from shareholders' equity (deficit).

          Under Canadian GAAP, the detachable stock purchase warrants issued as in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, all as described in note 13 to the audited December 31, 1998 consolidated financial statements, have been given no recognition in the financial statements.

          Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under U.S. GAAP, based on an ascribed fair value of $0.05 for each of the 1,000,000 share warrants issued, share capital would be lower by $50,000 and, given that the stock purchase warrants were cancelled during the year, the carrying amount of contributed surplus would be increased by $50,000.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 1999 and 1998


4.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

     The effect on shareholders' equity would be as follows:



                                                                       June            December
                                                                       1999                1998
                                                               ------------        ------------

     Capital stock (as previously shown)                       $  8,325,811        $  8,328,164
     Ascribed fair value of share purchase
     warrants issued                                                (50,000)            (50,000)
                                                               ------------        ------------
     Capital stock - U.S. GAAP                                    8,275,811           8,278,164
     Share purchase loan to officer                                 (60,000)            (60,000)
                                                               ------------        ------------
     Net capital stock - U.S. GAAP                                8,215,811           8,218,165
                                                               ------------        ------------

     Convertible debenture (as previously shown)                    590,625             590,625
     Convertible debenture included in long-term debt              (590,625)           (590,625)
                                                               ------------        ------------
     Convertible debenture - U.S. GAAP                                -                  -
                                                               ------------        ------------

     Contributed surplus (as previously shown)                    1,316,980           1,316,980
     Share purchase warrants                                         50,000              50,000
                                                               ------------        ------------
     Contributed surplus - U.S. GAAP                              1,366,980           1,366,980
                                                               ------------        ------------

     Deficit - U.S. GAAP                                         (5,283,168)         (4,986,135)
                                                               ------------        ------------

     Shareholders' equity (deficit) - U.S. GAAP                $  4,299,623        $  4,599,010
                                                               ------------        ------------
                                                               ------------        ------------



     (f)  Consolidated Statement of Changes in Financial Position

          Operating activities reflect interest paid of $28,838 during the six months ended June 30, 1999 (June 30, 1998 - $69,175) and income taxes paid of nil during the period ended June 30, 1999 (June 30, 1998 - nil).

          Under U.S. GAAP, bank indebtedness would not be included as a component of cash position in the consolidated statement of changes in financial position. Accordingly, the $66,723 decrease at June 30, 1999 (June 30, 1998 - $1,406,266 decrease) would be presented as a financing activity for each year.

     (g)  Comprehensive Income

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was issued by the Financial Accounting Standards Board in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier period provided for comparative purposes is required. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 1999 and 1998

5.   SEGMENTED INFORMATION

     The Company operates under three divisions: Physician and Nurse Recruitment, Physician Management Services and HealthyConnect.com.

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

     The HealthyConnect.com division involves electronically linking clinic facilities and other healthcare service providers into a network. This internet-based network will provide healthcare professionals and consumers access to medical services, products, communications and information tools.

     Details are as follows:


                                                                        June 30, 1999
                                                  -------------------------------------------------------------
                                                   Physician       Physician         Healthy-
                                                     & Nurse      Management          Connect
                                                  Recruiting        Services             .com      Consolidated
                                                  ----------      ----------         --------      ------------
                                                              Three months ended June 30, 1999
                                                              --------------------------------
     Revenue                                       2,895,397       1,643,716          -               4,539,113
     Gross margin                                    492,716         788,987          -               1,281,703

     Operating income before Corporate Overhead
     & Public Company-related costs                  348,212         111,743         (152,252)          307,703
     Corporate Overhead                                                                                (319,322)
     Public Company-related costs                                                                      (110,053)
                                                                                                   ------------
     Operating loss                                                                                    (121,672)
                                                                Six months ended June 30, 1999
                                                                ------------------------------

     Revenue                                       5,571,260       3,197,038          -               8,768,298
     Gross margin                                    948,006       1,487,844          -               2,435,850

     Operating income before Corporate Overhead
     & Public Company-related costs                  678,395         293,093         (307,400)          664,088
     Corporate Overhead                                                                                (627,860)
     Public Company-related costs                                                                      (228,656)
                                                                                                   ------------
     Operating loss                                                                                    (192,428)

     Assets employed at period end                 5,241,526       3,007,642          271,640         8,520,808
     Depreciation and amortization                    72,748         135,101            -               207,849
     Capital expenditures                             17,857         621,972            -               639,829


MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 1999 and 1998


5.   SEGMENTED INFORMATION (cont'd)



                                                                         June 30, 1998
                                                  -------------------------------------------------------------
                                                   Physician       Physician         Healthy-
                                                     & Nurse      Management          Connect
                                                  Recruiting        Services             .com      Consolidated
                                                  ----------      ----------         --------      ------------
                                                                Three months ended June 30, 1998
                                                                --------------------------------

     Revenue                                       2,783,932         782,269          -               3,566,201
     Gross margin                                    433,347         309,782          -                 743,129

     Operating income before Corporate Overhead
      & Public Company-related costs                 298,591         125,467          -                 424,058
     Corporate Overhead                                                                                (394,194)
     Public Company-related costs                                                                       (32,728)
                                                                                                   ------------
     Operating loss                                                                                      (2,864)
                                                               Six months ended June 30, 1998
                                                               ------------------------------

     Revenue                                       5,668,384       1,502,916          -               7,171,300
     Gross margin                                    854,837         611,949          -               1,466,786

     Operating income before Corporate Overhead
     & Public Company-related costs                  538,029         282,198          -                 820,227
     Corporate Overhead                                                                                (703,849)
     Public Company-related costs                                                                       (67,270)
                                                                                                   ------------
     Operating loss                                                                                      49,108

     Assets employed at year end                   6,239,799       1,977,972          -               8,217,771
     Depreciation and amortization                    29,966          39,956          -                  69,922
     Capital expenditures                             11,419         219,516          -                 230,935


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Med-Emerg International, Inc. ("Med-Emerg" or the "Company"), based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians for hospitals and clinics in Canada. Though emergency-related services are still an important component of the Company's business, Med-Emerg has expanded to offer a wide variety of medical services including recruitment, nurse staffing, physician management services and an internet-based healthcare network.

     Med-Emerg is positioned to establish industry leadership by providing integrated professional management services in the delivery of healthcare to the healthcare consumer. The Company's operations are divided into three divisions: Physician and Nurse Recruitment Services, Physician Management Services and an internet based healthcare network called HealthyConnect.com. Med-Emerg's strategy is to remain focussed on these three divisions while continuing to broaden its consolidation of physicians over a wider geographic base. Med-Emerg believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and to integrate opportunities available through internet technology. Specifically, the Company's strategy is to leverage its 15 years of physician recruitment experience in becoming a dominant player in Physician Management Services and to develop an internet-based healthcare network that connects physicians, patients, third party payors and consumers to a "virtual world" of healthcare products, services and health information.

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

     The Company's ability to provide solutions and source physicians and highly skilled nurses will be enhanced by its success in developing its dominant status in the Physician Management Services Organization (PMSO) sector. The Company's business strategy is to integrate and through its physicians program offer the family physician a comprehensive practice opportunity. Management believes that the creation of a dominant PMSO status will significantly contribute to the Company's efforts in growing its emergency services recruitment division. It is management's intention to continue to market its PMSO services to the Canadian physician community, which totals approximately 55,000 members strong and collects annual billings of approximately $11.0 billion.

     In July 1999, Med-Emerg formed a strategic alliance with Laser Rejuvenation Clinics Ltd. (LRC), a publicly listed company on the Alberta Stock Exchange offering a full range of laser cosmetic procedures in its clinic operations located in Ontario, Alberta, Manitoba and -ritish Columbia, Canada. The co-management agreement calls for the cross-marketing of LRC's full range of laser and cosmetic procedures to Med-Emerg's patient base throughout both Med-Emerg and LRC's clinic network. The co-management agreement includes the use of LRC's fully trained staff and portable laser equipment in certain Med-Emerg clinics with no capital equipment investment required by Med-Emerg, which will result in increasing the revenue per square foot generated by Med-Emerg's physician management services group.

     In June 1999, Med-Emerg entered into an agreement to purchase YFMC Healthcare Inc., a publicly listed company on the Alberta Stock Exchange, to be acquired by Med-Emerg through a stock swap. YFMC Healthcare Inc. is a leading Canadian physician management services organization that owns and manages 20 medical clinics with annual gross revenues of approximately $11.2 million. The transaction is expected to close at the end of the third quarter of 1999.

     In March 1999, the Company purchased 51% of the outstanding capital of Caremedics (Elmvale) Inc., a multi-physician primary healthcare clinic located in Ottawa, Canada. The Company entered into a five-year management services agreement to manage the clinic for a monthly fee based on revenues generated by the clinic.

     In February 1999, the Company became party to a lease for the clinic located within York University in Toronto, Canada. The Company has entered into a five-year management services agreement to manage the clinic for a monthly fee based on revenues generated by the clinic. The Company has a 51% interest in the company that owns the clinic.

     In January 1999, the Company acquired a 45% interest in an Urgent Care Centre, Medical Urgent Care Inc. The Company developed and opened its first Urgent Care Centre in September 1997. The Urgent Care Centre concept consists of a group of emergency trained physicians, a medical laboratory, a diagnostic radiology service, and a pharmacy, each of which must be present for the others to co-exist, and each of which is provided by a separately owned company. The Company manages the clinic component of the Urgent Care Centre and provides the support staff for this component. Ownership of Medical Urgent Care Inc. is shared with the group of emergency trained physicians that provides the medical service in the clinic component.

     In the first quarter of 1999, the company launched an internet-based healthcare network, called HealthyConnect.com, that will provide a secured virtual private internet-based healthcare network connecting physician, hospitals, third party payers, and consumers. HealthyConnect.com's network will allow its customers and strategic partners to access and exchange healthcare related information, purchase healthcare products and services, and communicate more efficiently with one another. Through its electronic platform, HealthyConnect.com will facilitate the business of healthcare through advanced internet and voice telecommunication technology. HealthyConnect.com will link healthcare product and service suppliers with the clinical network patient family. Convenient and secure access and at home/at office browsing and purchasing capabilities will facilitate direct sales opportunities for member suppliers.

     HealthyConnect.com will empower the consumer by providing them with improved access to validated healthcare information. Physicians and other healthcare providers will have access to reliable information and additional support in delivering cost effective, high quality healthcare services using all available technologies. Med-Emerg anticipates that HealthyConnect.com will generate revenue from three sources; provider subscription, advertising, and e-commerce commissions. Through Med-Emerg's existing medical clinics, HealthyConnect.com has an immediately accessible potential customer base of physician practices and patients who have at one time or another been patients of those practices. These physicians and patients will comprise the initial customer based from which HealthyConnect.com will derive provider subscription fees and transaction or commission fees from e-commerce sales. Advertising sponsorship is anticipated from pharmaceutical companies, community pharmacies and companies with services and products interested in accessing HealthyConnect.com's network of patients and physicians.

     Management of Med-Emerg sees HealthyConnect.com as a significant opportunity to create a profitable business line while providing healthcare organizations with new web-based technologies to increase practice efficiency, achieve measurable cost savings and improve the quality of care.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

     REVENUES. Revenues increased by $972,912 or 27.3% from $3,566,201 in the second quarter of 1998 to $4,539,113 in the second quarter of 1999. Year-to-date revenue increased by $1,596,998 or 22.3% to $8,768,298 for the six months ended June 30, 1999 compared to $7,171,300 for the same period in 1998. The revenue growth is attributable to the clinic acquisitions, growth in existing clinic business and growth in nurse staffing. In addition, during the second quarter of 1999, Med-Emerg realized revenues of approximately $282,000 from a one-time contract with Citizenship and Immigration Canada (the "CIC contract") to provide medical services to Kosovo refugees.

     Revenues generated by Physician Management Services increased by $861,447 or 110% from $782,269 in the second quarter of 1998 to $1,643,716 during the second quarter of 1999. For the six months ended June 30, 1999, Physician Management Services revenue was $3,197,038, which represents an increase of $1,694,122 over the six months ended June 30, 1998. The three acquisitions that were completed in the second and third quarters of 1998 contributed $435,134 additional revenue to the second quarter of 1999and $885,715 additional revenue to the six months ended June 30, 1999. The three acquisitions that were completed during the first quarter of 1999 contributed $179,712 to second quarter revenue and $310,744 to revenue for the six months ended June 30, 1999. The Dundas Urgent Care Centre was a start-up operation in 1998. In 1999, this Centre contributed $163,443 to second quarter revenues and $343,717 for the six months ended June 30, 1999. The remaining increase in Physician Management Services revenue is a result of increased patient volumes and additional physicians working in the family practice and walk-in clinics.

     Revenues from Physician and Nurse Recruiting increased by $111,465 or 4.0% to $2,895,397 during the second quarter of 1999 from $2,783,932 during same period for 1998. Revenues for the six month ended June 30, 1999 were $5,571,260, a $97,124 decrease from the same period in 1998. The decrease in revenue for the six months occurred in the physician staffing component of this division. Two new contracts entered into in the latter part of fiscal 1998 and the one-time CIC contract contributed to revenue in the first six months of 1999, but five contracts in place during the first six months of 1998 were not renewed. The CIC contract contributed to the increase in revenue during the second quarter of 1999 compared to 1998. The nurse staffing component contributed an additional $188,403 to revenue in the first six months of 1999 as compared to the same period last year. This increase came from a significant increase in the provision of services to one hospital under an existing contract plus the net addition of three contracts.

     PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $434,338 or 15.4% from $2,823,072 in the second quarter of 1998 to $3,257,410 in the second quarter of 1999. For the six months ended June 30, 1999, physician fees and direct costs increased $627,934 11.0% to $6,332,448 from $5,704,514 for the six months ended June 30, 1998. Physician fees and other direct costs decreased as a percent of revenue, representing 72.2% of revenues for the six months ended June 30, 1999 and 79.5% of revenues for the six months ended June 30, 1998. The decrease as a percent of revenue is largely due to the mix of revenue between Physician & Nurse Recruiting and Physician Management Services. As the Physician Management Services revenues increase, the larger gross margin related to Physician Management Services results in a decrease in physician fees and other direct costs as a percent of revenue.

     OPERATING EXPENSES. Operating expenses have increased by $1,210,600 or 85.4% to $2,628,278 in the first six months of 1999 from $1,417,678 in the first six months of 1998. For the second quarter ended June 30, 1999, operating expenses were $1,403,375, which represents an increase of $657,382 or 88.1% increase over operating expenses for the second quarter ended June 30, 1998. There are several factors contributing to the increase in operating expenses, including the development of the HealthyConnect.com division, the clinic acquisitions in 1998 and 1999, and the operations of the Dundas Urgent Care Centre.

     The company recently launched an integrated health services delivery network called HealthyConnect.com. This internet-based healthcare network will connect physicians, hospitals, third party payors and consumers and allow all participants to access and exchange healthcare related information, purchase products and services, and communicate more cost-effectively with one another. During the second quarter of 1999, the company expensed $152,252 on the development of this concept, for a total year-to-date HealthyConnect.com development expense of $307,400.

     During the second and third quarters of 1998, the company completed the acquisitions of two companies, JC Medical Management Inc. and Doctors On Call Ltd., and acquired the remaining two-thirds of the Glenderry Medical Walk-in Clinic. These acquisitions added $144,294 to operating expenses in the second quarter of 1999 and $274,111 for the six months ended June 30, 1999. During the first quarter of 1999, the company completed the acquisition of a controlling interest in three other companies, all of which operate medical clinics. These acquisitions added $237,856 to operating expenses in the second quarter of 1999 and $349,212 to operating expenses for the six months ended June 30, 1999.

     During the first quarter of 1998, the Dundas Urgent Care Centre was considered a start-up operation. During the first six months of 1999, this Urgent Care Centre added $142,787 to operating expenses and $63,844 to the second quarter of 1999 compared to the second quarter of 1998. The remaining increase in operating expenses of $137,743 for the six months ended June 30, 1999 compared to the same period in 1998 and $59,790 from first quarter of 1998 to first quarter of 1999 relates to an increase in general overhead costs.

     NET LOSS. As a result of the above items, the Company reported a net loss of $135,780 for the three months ended June 30, 1999 as compared to net loss of $8,056 for the three months ended June 30, 1998. Net loss for the six months ended June 30, 1999 was $230,413 as compared to net income of $2,973 for the six months ended June 30, 1998. The company's effective tax rate increased to approximately 44% in 1999 from approximately 26% in 1998 due to the change in status under Canadian taxation rules from a privately-held company to a company with shares that are publicly traded.

LIQUIDITY AND CAPITAL RESOURCES

     Through its acquisitions completed in the first quarter of 1999, the Company assumed bank term loans with current balances totaling $337,773. Approximately $236,390 was loaned to subsidiaries of the Company under the Small -usiness Investment Loans program in which the Canadian government guarantees 75% to 90% of the principal balance of the loan. The remaining balance consists of capital loans for asset purchases.

     The Company's cash position at June 30, 1999 was $284,453.
Approximately $265,000 of the Company's cash is currently tied up in the CIC contract. The Company has paid physicians and nurses working for the Company relating to the contract, but has not yet received payment from CIC. Installment payments have been received to date and the remaining balance is expected to be received in mid-August of 1999. The collection risk for this cash is very low.

     As at June 30, 1999, the company's working capital totaled $1,461,307. In addition, the company has available credit facilities for up to approximately $3,000,000. The Company established credit facilities in June 1998 that provide an available demand, revolving, operating line of credit amounting to $2,000,000, bearing interest at the bank's prime lending rate plus 0.5% per annum with interest payable monthly, and an available demand, non-revolving, capital line of credit amounting to $1,000,000. The capital line of credit bears interest at the bank's prime lending rate plus 0.75% per annum with interest payable monthly. The company believes that the combination of funds available under the company's bank credit facility, together with its current cash position, should be sufficient to meet the company's operating requirements through 1999.

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

                              MED-EMERG INTERNATIONAL INC.



                              By:  /s/ Carl Pahapill
                                   -------------------------------------
                                   Carl Pahapill
                                   President and Chief Operating Officer
Date:  August 16, 1999