Form 10-Q
period 1999-09-30
MED EMERG INTERNATIONAL INC
filed 1999-11-12
CIK 1030179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13861

                            ------------------------

                          MED-EMERG INTERNATIONAL INC.

             (Exact Name of Registrant as Specified in Its Charter)

                            PROVINCE OF ONTARIO, CANADA
          (State or Other Jurisdiction of Incorporation or Organization)

     2550 ARGENTIA ROAD, SUITE 205                           L5N 5R1
     Mississauga, Ontario, Canada                           (zip code)
    (Address of Principal Executive
               Offices)

               Registrant's telephone number, including area code

                                 (905) 858-1368

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 4, 1999, 3,095,544 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MED-EMERG INTERNATIONAL INC.

Consolidated Balance Sheets

September 30, 1999 (unaudited) and December 31, 1998
(Expressed in US dollars)

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  1999            1998
                                                              -------------   ------------
                                                                  US $            US $
                                                               (unaudited)
                                  ASSETS
CURRENT ASSETS
  Cash......................................................   $   18,744      $1,090,582
  Accounts receivable.......................................    2,119,437       1,806,094
  Prepaid expenses and other................................      574,807         286,906
                                                               ----------      ----------
                                                                2,712,988       3,183,582

LOANS AND ADVANCES..........................................      104,529          88,280
CAPITAL ASSETS..............................................      928,399         576,974
OTHER ASSETS................................................    1,374,223       1,151,600
DEFERRED INCOME TAXES.......................................      634,392         454,415
                                                               ----------      ----------
                                                               $5,754,532      $5,454,851
                                                               ==========      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness.........................................   $  153,475      $  136,678
  Accounts payable and accrued liabilities..................    1,737,588       1,490,764
  Lease obligation -- current portion.......................       49,443          57,080
                                                               ----------      ----------
                                                                1,940,507       1,684,522

BANK TERM LOAN..............................................      186,783         --
OBLIGATION UNDER CAPITAL LEASE..............................       35,460          66,825
DUE TO MINORITY SHAREHOLDERS................................       20,412         --
                                                               ----------      ----------
                                                                2,183,162       1,751,347
                                                               ----------      ----------
MINORITY INTEREST...........................................       78,959         --
SHAREHOLDERS' EQUITY........................................    3,492,412       3,703,504
                                                               ----------      ----------
                                                               $5,754,532      $5,454,851
                                                               ==========      ==========

            See Notes to Unaudited Consolidated Financial Statements

MED-EMERG INTERNATIONAL INC.

Consolidated Statements of Operations

Three months and nine months ended September 30, 1999 (unaudited) and 1998
  (unaudited)
(Expressed in US Dollars)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   -----------------------------   -----------------------------
                                                   SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30
                                                       1999            1998            1999            1998
                                                   -------------   -------------   -------------   -------------
                                                       US $            US $            US $            US $
                                                    (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE..........................................   $3,349,624      $2,600,301      $9,225,396      $7,589,300
PHYSICIAN FEES AND OTHER DIRECT COSTS............    2,505,769       2,000,433       6,749,007       5,966,644
                                                    ----------      ----------      ----------      ----------
                                                       843,855         599,868       2,476,389       1,622,656
                                                    ----------      ----------      ----------      ----------
EXPENSES
  Salaries and benefits..........................      397,571         337,211       1,145,666         921,510
  General and administrative.....................      158,855         100,932         417,022         249,651
  Occupancy costs and supplies...................      188,547          79,876         509,849         220,591
  HealthyConnect.com development.................      --              --              205,870         --
  Public company costs...........................       81,542          52,519         234,784         100,294
  Travel and marketing...........................       42,580          40,924         117,515         109,059
                                                    ----------      ----------      ----------      ----------
                                                       869,095         611,462       2,630,706       1,601,106
                                                    ----------      ----------      ----------      ----------
LOSS (EARNINGS) FROM OPERATIONS..................       25,240          11,594         154,318         (21,550)
  Interest and financing expense (income)........        8,615         (14,952)         16,092         (32,471)
  Amortization...................................       80,585          42,843         219,864          92,094
                                                    ----------      ----------      ----------      ----------
NET LOSS BEFORE TAXES............................      114,439          39,485         390,274          38,074
  Income tax recovery (provision)................       25,177          10,292         146,545          (9,899)
                                                    ----------      ----------      ----------      ----------
NET LOSS.........................................   $   89,262      $   29,193      $  243,729      $   28,175
PREFERRED SHARE DIVIDENDS........................       33,244          34,095         100,292          83,519
                                                    ----------      ----------      ----------      ----------
NET LOSS APPLICABLE TO COMMON SHARES.............   $  122,506      $   63,288      $  344,021      $  111,693
                                                    ==========      ==========      ==========      ==========

NET LOSS BEFORE PREFERRED SHARE DIVIDEND, PER
 COMMON SHARE....................................   $     0.03      $     0.01      $     0.08      $     0.01
PREFERRED SHARE DIVIDEND, PER COMMON SHARE.......   $     0.01      $     0.01      $     0.03      $     0.03
                                                    ----------      ----------      ----------      ----------
BASIC & FULLY DILUTED LOSS, PER COMMON SHARE.....   $     0.04      $     0.02      $     0.11      $     0.04
                                                    ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES.........    3,095,544       3,140,044       3,095,544       3,140,044
                                                    ==========      ==========      ==========      ==========

            See Notes to Unaudited Consolidated Financial Statements

MED-EMERG INTERNATIONAL INC.
Consolidated Statements of Changes in Financial Position
Nine months ended September 30, 1999 (unaudited) and 1998 (unaudited) (Expressed in US dollars)

                                                              SEPTEMBER 30    SEPTEMBER 30
                                                                  1999            1998
                                                              -------------   -------------
                                                                  US $            US $
                                                               (unaudited)     (unaudited)
OPERATING ACTIVITIES
  Net income (loss) for the period..........................   $  (243,729)    $  (28,175)
  Items not affecting cash
    Amortization............................................       219,864         92,094
    Deferred income taxes...................................      (161,393)       (22,284)
                                                               -----------     ----------
                                                                  (185,258)        41,636
  Changes in non-cash working capital
    Accounts receivable.....................................      (244,058)      (354,907)
    Prepaid and other.......................................      (274,729)        38,686
    Accounts payable and accrued liabilities................       189,743       (135,168)
                                                               -----------     ----------
  Cash provided by (used in) operating activities...........      (514,301)      (409,753)
                                                               -----------     ----------
INVESTING ACTIVITIES
  Acquisitions..............................................      (130,550)      (618,126)
  Additions of capital assets...............................      (468,640)      (261,628)
  Loans and advances........................................       (12,854)       (52,787)
  Other assets..............................................      (125,905)       313,668
  Minority interest.........................................        78,238          2,778
                                                               -----------     ----------
                                                                  (659,711)      (616,096)
                                                               -----------     ----------
FINANCING ACTIVITIES
  Bank term loan............................................       185,078         49,378
  Issuance of common shares and warrants....................       --           3,399,553
  Issuance of convertible debenture.........................       --             403,460
  Repurchase of common shares...............................        (1,579)       --
  Obligation under capital lease............................       (43,203)        56,628
  Repayment of promissory note..............................       --            (642,854)
  Due to minority shareholders..............................        20,226        --
  Preferred share dividends.................................      (100,292)       (83,519)
                                                               -----------     ----------
                                                                    60,230      3,182,646
                                                               -----------     ----------
Effect of foreign currency exchange rate changes............        (1,230)       200,720
                                                               -----------     ----------
Increase (decrease) in cash during in the period............    (1,115,012)     2,357,516
Cash position, beginning of period..........................       980,281       (851,834)
                                                               -----------     ----------
Cash position, end of period................................   $  (134,731)    $1,505,682
                                                               ===========     ==========
Cash position is comprised of:
  Cash......................................................   $    18,744     $1,505,682
  Bank indebtedness.........................................      (153,475)       --
                                                               -----------     ----------
                                                               $  (134,731)    $1,505,682
                                                               ===========     ==========

            See Notes to Unaudited Consolidated Financial Statements

                          MED-EMERG INTERNATIONAL INC.

              Notes to Unaudited Consolidated Financial Statements

                 Nine months ended September 30, 1999 and 1998

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

    The Company's operations are divided into three divisions, Physician and Nurse Recruitment, Physician Management Services and HealthyConnect.com.

    On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At September 30, 1999, the Company had 16 contracts under its management.

    Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At September 30, 1999, the Company owned and managed 10 clinics.

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

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial reporting. These financial statements consolidate, with minority interest, the accounts of Med-Emerg International Inc. and all wholly-and partially owned subsidiaries of Med-Emerg International Inc.

    The translation of the Interim Financial Statements from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance Sheet accounts are translated using the closing exchange rates in effect at the Balance Sheet date and income and expense accounts are translated using an average rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in the shareholders' equity.

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

                          MED-EMERG INTERNATIONAL INC.

                 Nine months ended September 30, 1999 and 1998

3.  ACQUISITIONS

    During the first nine months of 1999, the Company acquired ownership interests in the following companies that operate medical clinics: 45% of Medical Urgent Care Inc., 51% of Caremedics (Elmvale) Inc. and 51% of York Lanes Health Centres Ltd.

    The following is a summary of assets purchased and liabilities assumed:

                                                       MEDICAL                        YORK LANES
                                                        URGENT       CAREMEDICS         HEALTH
                                                      CARE INC.    (ELMVALE) INC.    CENTRES LTD.      TOTAL
                                                      ----------   ---------------   -------------   ---------
    Current assets..................................  $  14,299        $19,205         $ 13,555      $  47,059
    Capital assets..................................    323,749          9,498           40,889        374,136
    Goodwill........................................    114,344         18,200           --            132,544
    Less liabilities assumed........................   (288,837)        (7,145)         (27,766)      (323,748)
    Less minority interest..........................    (88,238)        17,486          (26,678)       (97,430)
                                                      ---------        -------         --------      ---------
    Purchase price..................................  $  75,317        $57,244           --          $ 132,561
                                                      =========        =======         ========      =========

4.  SUBSEQUENT EVENTS

    On November 5, 1999, the shareholders of the Company approved the issuance of 1,799,504 additional common shares in connection with the take over bid by the Company for all the issued and outstanding securities of YFMC Healthcare Inc. ("YFMC"). Pursuant to the business combination agreement, dated August 10, 1999, the Company mailed a take-over bid circular on November 5, 1999 to all YFMC shareholders making an offer to purchase all the issued and outstanding securities of YFMC on the following basis:

    a. In the case of holders of YFMC Common Shares, one Med-Emerg Common Share for every 6 7/8 shares of YFMC

    b. In the case of holders of YFMC Series A Warrants, one Med-Emerg Series A Warrant for every 8 warrants of YFMC

    c. In the case of holders of YFMC Series B Warrants, one Med-Emerg Series B Warrant for every 8 warrants of YFMC

    d. In the case of holders of YFMC Preferred Shares, one Med-Emerg Common Share, subject to certain conditions, for each YFMC First Preferred Share.

    In addition, Med-Emerg will substitute for every eight options to acquire YFMC Common Shares under the YFMC Stock Option Plan, the right to acquire one Med-Emerg Common Share at an exercise price of US$1.75.

                          MED-EMERG INTERNATIONAL INC.

                 Nine months ended September 30, 1999 and 1998

5.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

    These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

    Consolidated statements of operations

    If United States GAAP were employed, net loss for the period would be adjusted as follows:

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           ---------------------   ---------------------
                                                           SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                             1999        1998        1999        1998
                                                           ---------   ---------   ---------   ---------
Net loss based on Canadian GAAP..........................  $ 89,262     $29,193    $243,729    $ 28,175
Start-up costs deferred/(amortized)......................   (11,245)     46,805     (33,840)    158,266
HealthyConnect.com costs capitalized.....................   117,981       --        117,981       --
                                                           --------     -------    --------    --------
Net loss based on United States GAAP.....................  $195,998     $75,998    $327,870    $186,441
                                                           ========     =======    ========    ========
Primary loss per share...................................  $   0.08     $  0.04    $   0.14    $   0.10
                                                           ========     =======    ========    ========

    If United States GAAP were employed, deficit, other assets, prepaid and other assets, and total liabilities would be adjusted as follows:

                                                                   SEPTEMBER     DECEMBER
                                                                     1999          1998
                                                                  -----------   -----------
    Deficit based on Canadian GAAP..............................  $(3,678,527)  $(3,322,903)
    Deferred start-up costs.....................................     (251,315)     (274,683)
    HealthyConnect.com costs capitalized........................     (117,981)      --
                                                                  -----------   -----------
                                                                  $(4,047,823)  $(3,597,586)
                                                                  ===========   ===========
    Prepaid and other assets based on Canadian GAAP.............  $   574,807   $   286,906
    HealthyConnect.com costs capitalized........................     (117,981)      --
                                                                  -----------   -----------
                                                                  $   456,826   $   286,906
                                                                  ===========   ===========
    Other assets based on Canadian GAAP.........................  $ 1,374,223   $ 1,151,600
    Deferred start-up costs.....................................     (251,315)     (274,683)
                                                                  -----------   -----------
                                                                  $ 1,112,908   $   876,917
                                                                  ===========   ===========
    Total liabilities based on Canadian GAAP....................  $ 2,183,162   $ 1,751,347
    Convertible debenture.......................................      405,371       405,371
                                                                  -----------   -----------
                                                                  $ 2,588,533   $ 2,156,718
                                                                  ===========   ===========

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

                          MED-EMERG INTERNATIONAL INC.

                 Nine months ended September 30, 1999 and 1998

5.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONTINUED)

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

                          MED-EMERG INTERNATIONAL INC.

              Notes to Unaudited Consolidated Financial Statements

                 Nine months ended September 30, 1999 and 1998

5.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONTINUED)

       Under Canadian GAAP, the detachable stock purchase warrants issued in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, all as described in note 13 to the audited December 31, 1998 consolidated financial statements, have been given no recognition in the financial statements.

       Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under U.S. GAAP, based on an ascribed fair value of $0.0364 for each of the 1,000,000 share warrants issued, share capital would be lower by $36,400 and, given that the stock purchase warrants were cancelled during the year, the carrying amount of contributed surplus would be increased by $36,400.

    The effect on shareholders' equity would be as follows:

                                                                   SEPTEMBER     DECEMBER
                                                                     1999          1998
                                                                  -----------   -----------
    Capital stock -- Canadian GAAP..............................  $ 5,980,289   $ 5,981,830
    Ascribed fair value of share purchase warrants issued.......      (36,400)      (36,400)
                                                                  -----------   -----------
    Capital stock -- U.S. GAAP..................................    5,943,889     5,945,430
    Share purchase loan to officer..............................      (44,978)      (44,978)
                                                                  -----------   -----------
    Net capital stock -- U.S. GAAP..............................    5,898,911     5,900,452
                                                                  -----------   -----------
    Convertible debenture -- Canadian GAAP......................      405,371       405,371
    Convertible debenture included in long-term debt............     (405,371)     (405,371)
                                                                  -----------   -----------
    Convertible debenture -- U.S. GAAP..........................      --            --
                                                                  -----------   -----------
    Contributed surplus -- Canadian GAAP........................      980,325       980,325
    Share purchase warrants.....................................       36,400        36,400
                                                                  -----------   -----------
    Contributed surplus -- U.S. GAAP............................    1,016,725     1,016,725
                                                                  -----------   -----------
    Deficit -- U.S. GAAP........................................   (4,047,823)   (3,597,586)
    Cumulative translation adjustment...........................     (195,046)     (341,119)
                                                                  -----------   -----------
    Shareholders' equity (deficit) -- U.S. GAAP.................  $ 2,672,767   $ 2,978,472
                                                                  ===========   ===========

    (f) Consolidated Statement of Changes in Financial Position

       Operating activities reflect interest paid of $30,678 during the nine months ended September 30, 1999 (September 30, 1998 -- $78,881) and income taxes paid of nil during the period ended September 30, 1999 (September 30, 1998 -- nil).

       Under U.S. GAAP, bank indebtedness would not be included as a component of cash position in the consolidated statement of changes in financial position. Accordingly, the $16,797 increase at September 30, 1999 (September 30, 1998 -- $1,026,022 decrease) would be presented as a financing activity for each year.

    (g) Comprehensive Income

       The Company has adopted Statement of Financial Accounting Standards
       No. 130 "Reporting Comprehensive Income" which requires new standards for reporting and display of comprehensive

                          MED-EMERG INTERNATIONAL INC.

                 Nine months ended September 30, 1999 and 1998

5.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONTINUED)

       income and its components in the financial statements. However, it does not affect net income or total shareholders' equity. The components of comprehensive income are as follows:

                                                                      SEPTEMBER 30    DECEMBER 31
                                                                          1999            1998
                                                                      -------------   ------------
        Net income (loss)...........................................    $(89,262)       $(243,729)
        Other comprehensive income (loss):
          Foreign currency translation adjustments..................     146,073         (345,305)
                                                                        --------        ---------
        Comprehensive income (loss).................................    $ 56,811        $(589,034)
                                                                        ========        =========

        The components of accumulated other comprehensive income (loss) are as follows:
        Accumulated other comprehensive income, December 31, 1997..................     $   4,186
        Foreign currency translation adjustments for the year ended December 31,
          1998.....................................................................      (345,305)
                                                                                        ---------
        Accumulated other comprehensive income (loss), December 31, 1998...........     $(341,119)
        Foreign currency translation adjustments for the period ended
          September 30, 1999.......................................................       146,073
                                                                                        ---------
        Accumulated other comprehensive income (loss), September 30, 1999..........     $(195,046)
                                                                                        =========

6.  SEGMENTED INFORMATION

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

                          MED-EMERG INTERNATIONAL INC.

                 Nine months ended September 30, 1999 and 1998

6.  SEGMENTED INFORMATION (CONTINUED)

    Details are as follows:

                                                                       SEPTEMBER 30, 1999
                                                     ------------------------------------------------------
                                                     PHYSICIAN &    PHYSICIAN
                                                        NURSE       MANAGEMENT    HEALTHY-
                                                      RECRUITING     SERVICES    CONNECT.COM   CONSOLIDATED
                                                     ------------   ----------   -----------   ------------
                                                             THREE MONTHS ENDED SEPTEMBER 30, 1999
    Revenue........................................   2,274,268     1,075,357        --          3,349,624
    Gross margin...................................     321,746       522,110        --            843,855

    Operating income before Corporate Overhead &
      Public Company-related costs.................     151,756        80,825        --            232,581
    Corporate Overhead.............................                                               (176,279)
                                                                                                 ---------
    Public Company-related costs...................                                                (81,542)
                                                                                                 ---------
    Operating loss.................................                                                (25,240)

                                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
    Revenue........................................   6,007,263     3,218,133        --          9,225,396
    Gross margin...................................     957,128     1,519,261        --          2,476,389

    Operating income (loss) before Corporate
      Overhead & Public Company-related costs......     606,648       277,315      (205,870)       678,093
    Corporate Overhead.............................                                               (597,627)
                                                                                                 ---------
    Public Company-related costs...................                                               (234,784)
                                                                                                 ---------
    Operating loss.................................                                               (154,318)

    Assets employed at period end..................   3,654,004     1,759,750       340,778      5,754,532
    Depreciation and amortization..................      73,619       146,246        --            219,864
    Capital expenditures...........................      34,413       434,228        --            468,640

                                                             THREE MONTHS ENDED SEPTEMBER 30, 1998
    Revenue........................................   1,957,494       642,807        --          2,600,301
    Gross margin...................................     339,271       260,597        --            599,868

    Operating income before Corporate Overhead &
      Public Company-related costs.................     422,677        76,582        --            499,260
    Corporate Overhead.............................                                               (458,334)
    Public Company-related costs...................                                                (52,519)
                                                                                                 ---------
    Operating loss.................................                                                (11,594)

                          MED-EMERG INTERNATIONAL INC.

                 Nine months ended September 30, 1999 and 1998

6.  SEGMENTED INFORMATION (CONTINUED)

                                                                       SEPTEMBER 30, 1999
                                                     ------------------------------------------------------
                                                     PHYSICIAN &    PHYSICIAN
                                                        NURSE       MANAGEMENT    HEALTHY-
                                                      RECRUITING     SERVICES    CONNECT.COM   CONSOLIDATED
                                                     ------------   ----------   -----------   ------------
                                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
    Revenue........................................   5,897,534     1,691,766        --          7,589,300
    Gross margin...................................     934,989       687,667        --          1,622,656

    Operating income before Corporate Overhead &
      Public Company-related costs.................     804,876       272,011        --          1,076,887
    Corporate Overhead.............................                                               (955,043)
    Public Company-related costs...................                                               (100,294)
                                                                                                 ---------
    Operating loss.................................                                                 21,550

    Assets employed at year end....................   3,895,923     1,471,976        --          5,367,899
    Depreciation and amortization..................      45,144        46,950        --             92,094
    Capital expenditures...........................     129,393       132,235        --            261,628

7.  YEAR 2000 ISSUE

    Med-Emerg has developed a program designed to identify, assess and remediate potential malfunctions and failures that may result from the inability of computers and embedded computer chips within Med-Emerg's information systems and equipment to appropriately identify and utilize date-sensitive information relating to periods subsequent to December 31, 1999. This issue is commonly referred to as the "Year 2000 issue" and affects not only Med-Emerg, but virtually all companies and organizations with which Med-Emerg does business.

    To address the Year 2000 issue, Med-Emerg has formed a Year 2000 committee comprised of representatives from a cross-section of Med-Emerg's operations. The committee developed a plan to address the Year 2000 issue within all facets of Med-Emerg's operations. The plan includes processes to inventory, assess, remediate or replace as necessary Med-Emerg's information systems and equipment. In addition, the committee is assessing the compliance of all companies and organizations with which Med-Emerg does business.

    Med-Emerg has completed the inventory and assessment phases of its plan and is in the process of remediating or replacing identified systems and equipment. Med-Emerg estimates that expenditures to remedy or replace potential Year 2000 problems will not exceed $50,000. This includes amounts in connection with standardizing certain of the information systems at the clinic level in connection with the YFMC transaction that would have been spent regardless of the Year 2000 issue. Med-Emerg expects to complete the upgrades by November 30, 1999.

    Med-Emerg has surveryed all significant suppliers and other companies and organizations with which the Company does business. All significant supplies and companies have confirmed their readiness for the Year 2000.

    The foregoing estimates and conclusions regarding Med-Emerg's Year 2000 plan contain forward looking statements and are based on management's best estimates of future events. Risks to completing the Year 2000 plan include availability of resources, Med-Emerg's ability to discover and correct potential Year 2000 problems that could have a serious impact on specific systems, equipment or facilities, the ability

                          MED-EMERG INTERNATIONAL INC.

                 Nine months ended September 30, 1999 and 1998

7.  YEAR 2000 ISSUE (CONTINUED)

    of material suppliers and businesses to achieve Year 2000 compliance, the proper functioning of new systems and the integration of those systems and related software into Med-Emerg's operations. Some of these risks are beyond Med-Emerg's control.

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

    On November 5, 1999, the shareholders of the Company approved the issuance of 1,799,504 additional common shares in connection with the take over bid by the Company for all the issued and outstanding securities of YFMC
Healthcare Inc. ("YFMC"). YFMC is a leading Canadian physician management services organization that owns and manages approximately 20 medical clinics. YFMC is a publicly listed company on the Alberta Stock Exchange. Pursuant to a business combination agreement, dated August 10, 1999, the Company mailed a take-over bid circular on November 5, 1999 to all YFMC shareholders making an offer to purchase all the issued and outstanding securities of YFMC on the following basis:

    a. In the case of holders of YFMC Common Shares, one Med-Emerg Common Share for every 6 7/8 shares of YFMC

    b. In the case of holders of YFMC Series A Warrants, one Med-Emerg Series A Warrant for every 8 warrants of YFMC

    c. In the case of holders of YFMC Series B Warrants, one Med-Emerg Series B Warrant for every 8 warrants of YFMC

    d. In the case of holders of YFMC Preferred Shares, one Med-Emerg Common Share, subject to certain conditions, for each YFMC First Preferred Share.

    In addition, Med-Emerg will substitute for every eight options to acquire YFMC Common Shares under the YFMC Stock Option Plan, the right to acquire one Med-Emerg Common Share at an exercise price of US$1.75. Under a lock-up agreement, YFMC principal shareholders have agreed to tender 63.6% of the outstanding YFMC common shares and 96.95% of the oustanding YFMC preferred shares. The take-over bid closes November 29, 1999.

    In July 1999, Med-Emerg formed a strategic alliance with Laser Rejuvenation Clinics Ltd. (LRC), a publicly listed company on the Alberta Stock Exchange offering a full range of laser cosmetic procedures in its clinic operations located in Ontario, Alberta, Manitoba and British Columbia, Canada. The co-management agreement calls for the cross-marketing of LRC's full range of laser and cosmetic procedures to Med-Emerg's patient base throughout both Med-Emerg and LRC's clinic network. The co-management agreement includes the use of LRC's fully trained staff and portable laser equipment in certain Med-Emerg clinics with no capital equipment investment required by Med-Emerg, which will result in increasing the revenue per square foot generated by Med-Emerg's physician management services group.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

    REVENUES. Revenues increased by $749,323 or 28.8% from $2,600,301 in the third quarter of 1998 to $3,349,624 in the third quarter of 1999. Year-to-date revenue increased by $1,636,096 or 21.6% to $9,225,396 for the nine months ended September 30, 1999 compared to $7,589,300 for the same period in 1998. The revenue growth is attributable to the clinic acquisitions, growth in existing clinic business and growth in nurse staffing. In addition, during the third quarter of 1999, Med-Emerg realized revenues of approximately $105,000 from a one-time contract with Citizenship and Immigration Canada (the "CIC contract") to provide medical services to Kosovo refugees.

    Revenues generated by Physician Management Services increased by $432,550 or 67.3% from $642,807 in the third quarter of 1998 to $1,075,357 during the third quarter of 1999. For the nine months ended September 30, 1999, Physician Management Services revenue was $3,218,133, which represents an increase of $1,526,367 over the nine months ended September 30, 1998. The three acquisitions that were completed in the second and third quarters of 1998 contributed $691,239 additional revenue to the nine months ended September 30, 1999 compared to the same period in 1998. The three acquisitions that were completed during the first quarter of 1999 contributed $185,557 to third quarter revenue and $394,544 to revenue for the nine months ended September 30, 1999. The Dundas Urgent Care Centre was a start-up operation in 1998. In 1999, this Centre contributed $93,817 to third quarter revenues and $324,248 for the nine months ended September 30, 1999. The remaining increase in Physician Management Services revenue is a result of increased patient volumes and additional physicians working in the family practice and walk-in clinics.

    Revenues from Physician and Nurse Recruiting increased by $316,774 or 16.2% to $2,274,268 during the third quarter of 1999 from $1,957,494 during same period for 1998. Revenues for the nine months ended September 30, 1999 were $6,007,263, a $109,729 increase from the same period in 1998. The increase in revenue for the nine months occurred in the nurse staffing component of this division. The nurse staffing component contributed an additional $203,140 to revenue in the first nine months of 1999 as compared to the same period last year. This increase came from a significant increase in the provision of services to one hospital under an existing contract plus the net addition of three contracts.

    PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $505,336 or 25.3% from $2,000,433 in the third quarter of 1998 to $2,505,769 in the third quarter of 1999. For the nine months ended September 30, 1999, physician fees and direct costs increased $782,363 or 13.1% to $6,749,007 from $5,966,644 for the nine months ended September 30, 1998. Physician fees and other direct costs decreased as a percent of revenue, representing 73.1% of revenues for the nine months ended September 30, 1999 and 78.6% of revenues for the nine months ended September 30, 1998. The decrease as a percent of revenue is largely due to the mix of revenue between Physician & Nurse Recruiting and Physician Management Services. As the Physician Management Services revenues increase, the larger gross margin related to Physician Management Services results in a decrease in physician fees and other direct costs as a percent of revenue.

    OPERATING EXPENSES. Operating expenses have increased by $1,029,601 or 64.3% to $2,630,707 in the first nine months of 1999 from $1,601,106 in the first nine months of 1998. For the third quarter ended September 30, 1999, operating expenses were $869,095, which represents an increase of $257,633 or 42.1% increase over operating expenses for the third quarter ended
September 30, 1998. There are several factors contributing to the increase in operating expenses, including the clinic acquisitions in 1998 and 1999, and the operations of the Dundas Urgent Care Centre.

    The company recently launched an integrated health services delivery network called HealthyConnect.com. This internet-based healthcare network will connect physicians, hospitals, third party payors and consumers and allow all participants to access and exchange healthcare related information, purchase products and services, and communicate more cost-effectively with one another. The Company expensed $205,870 during the first six months of the year to develop to concept and research the feasibility of an internet-based healthcare network. During the third quarter of 1999, the company determined that the project was viable and capitalized costs of $117,981 relating to the development of the business plan for HealthyConnect.com.

    During the second and third quarters of 1998, the company completed the acquisitions of two companies, JC Medical Management Inc. and Doctors On
Call Ltd., and acquired the remaining two-thirds of the Glenderry Medical Walk-in Clinic. These acquisitions added $36,981 to operating expenses in the third quarter of 1999 and $220,293 for the nine months ended September 30, 1999. During the first quarter of 1999, the company completed the acquisition of a controlling interest in three other companies, all of which operate medical clinics. These acquisitions added $145,524 to operating expenses in the third quarter of 1999 and $380,383 to operating expenses for the nine months ended September 30, 1999.

    During the first nine months of 1998, the Dundas Urgent Care Centre was considered a start-up operation. During the first nine months of 1999, this Urgent Care Centre added $144,340 to operating expenses and $48,640 to the third quarter of 1999 compared to the third quarter of 1998. The remaining increase in operating expenses of $78,715 for the nine months ended September 30, 1999 compared to the same period in 1998 and $26,488 increase from the third quarter of 1998 to third quarter 1999 relates to an increase and decrease in general overhead costs.

    NET LOSS. As a result of the above items, the Company reported a net loss of $89,262 for the three months ended September 30, 1999 as compared to net loss of $29,193 for the three months ended September 30, 1998. Net loss for the nine months ended September 30, 1999 was $243,729 as compared to net loss of $28,175 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Through its acquisitions completed in the first quarter of 1999, the Company assumed bank term loans with current balances totaling $186,783. Approximately $131,784 was loaned to subsidiaries of the Company under the Small Business Investment Loans program in which the Canadian government guarantees 75% to 90% of the principal balance of the loan. The remaining balance consists of capital loans for asset purchases.

    As at September 30, 1999, the company's working capital totaled $608,751. In addition, the company has available credit facilities for up to approximately $2,031,970. The Company established credit facilities in June 1998 that provide an available demand, revolving, operating line of credit amounting to $1,354,646, bearing interest at the bank's prime lending rate plus 0.5% per annum with interest payable monthly, and an available demand, non-revolving, capital line of credit amounting to $677,324. The capital line of credit bears interest at the bank's prime lending rate plus 0.75% per annum with interest payable monthly. The company believes that the combination of funds available under the company's bank credit facility, together with its current cash position, should be sufficient to meet the company's operating requirements through 1999.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No disclosure required.

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 27 -- Financial Data Schedule

    (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MED-EMERG INTERNATIONAL INC.

                                               By:                /s/ CARL PAHAPILL
                                                    --------------------------------------------
                                                                    Carl Pahapill
                                                        President and Chief Operating Officer

Date: November 12, 1999