Form 10-K
period 1999-12-31
MED EMERG INTERNATIONAL INC
filed 2000-03-30
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock (based upon the closing sales price of these shares as reported on the NASDAQ Stock Market's SmallCap Market on March 20, 2000) of the registrant held by non-affiliates on March 20, 1999 was approximately US$18,313,516.

     As of March 20, 2000, 5,232,433 shares of the registrant's Common Stock were outstanding.

     All figures in US dollars unless otherwise noted.

PART I

ITEM 1: BUSINESS

BACKGROUND

Med-Emerg International Inc. ("Med-Emerg" or the "Company"), based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians for hospitals and clinics in Canada. Though emergency-related services are still an important component of the Company's business, Med-Emerg has expanded to offer a wide variety of medical services including nurse staffing, physician management services and an internet-based healthcare network.

Med-Emerg is positioned to establish industry leadership in Canada by providing integrated professional management services in the delivery of healthcare to the Canadian healthcare consumer. The Company's operations are divided into three divisions, Physician and Nurse Recruitment Services, Physician Management Services and an internet based healthcare network called Healthyconnect.com. Med-Emerg's strategy is to remain focused on these three divisions while continuing to broaden its consolidation of physicians over a wider geographic base. Med-Emerg believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and internet technology. Specifically, the Company's strategy is to leverage its 16 years of physician recruitment experience in becoming a dominant player in Physician Management Services and to develop an internet-based healthcare network that connects physicians, patients, third party payors and consumers to a "virtual world" of healthcare products and services.

THE COMPANY

The "Company" refers to: (i) Med-Emerg International Inc.;(ii) its wholly-owned subsidiaries, Med-Emerg Urgent Care Centres Inc., Med-Emerg Dundas Urgent Care Centre Inc., JC Medical Management Inc., YFMC Healthcare Inc., 927563 Ontario Inc. and 927564 Ontario Inc.; (iii) its indirect wholly-owned subsidiaries Med-Emerg Inc. and Med Plus Health Centres Ltd., which is wholly-owned by 927563 Ontario Inc. and 927564 Ontario Inc., respectively; (iv) its 75% owned subsidiary, Doctors on Call Ltd.; (v) its 45% owned subsidiary Medical Urgent Care Inc.; (vi) its 51% owned subsidiary Caremedics (Elmvale) Inc.; and, (vii) its 51% owned subsidiary York Lanes Health Centres Inc.

As part of its business strategy, the Company intends to pursue rapid growth, including possible acquisitions of, and joint ventures with, related and complementary businesses. In June 1998, the Company acquired all of the outstanding capital stock of a 6-physician family practice clinic, JC Medical Management Inc. In September 1998, the Company acquired 75% of the outstanding capital in a 24-hour on-call physician service, Doctors on Call Ltd. During the first quarter of 1999, the Company acquired a 45% interest in Medical Urgent Care Inc., a 51% interest in Caremedics (Elmvale) Inc. and a 51% interest in York Lanes Health Centres Inc., and entered in management services agreements with all three companies. In November 1999, the Company acquired all of the issued and outstanding capital stock of YFMC Healthcare Inc., a company that manages 22 medical walk-in and family practice clinics. The Company has recently entered into a Business Combination Agreement, dated February 16, 2000, with Laser Rejuvenation Clinics Ltd. ("LRC"), a company that provides full service laser procedures.

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

The Company's hospital physician staffing services are reimbursed either based on a monthly fee payable by the hospital or on a per shift basis. As of February 29, 2000, the Company had 14 hospital physician contracts, of which 10 were contracted to pay monthly administration fees, two were contracted to pay on a per-shift basis and two were contracted to pay based on a percentage of billings generated by the physicians on each shift. As of February 29, 2000, the Company was providing physician coverage for a total of approximately 550 shifts per month, representing over 6,300 hours per month.

The Company's nurse staffing services are reimbursed at a fixed rate per hour of coverage provided. The Company had six hospital nursing contracts as at February 29, 2000, which provided a total of approximately 1,648 hours in the month of February.

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

For the majority of the hospital staffing contracts, the Company's monthly fee is due on the 1st of the month for which shift coverage is being provided. For a few of the Company's contracts, the fee is not due until the end of the month for which shift coverage was provided. For all of the Company's hospital staffing contracts (fee-for-service and fixed fee) the physicians are paid on the 15th of each month for services rendered up to the 15th of the prior month.

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

THE PHYSICIAN MANAGEMENT SERVICES DIVISION

As of March 20, 2000, the Company has an ownership interest in and manages 30 clinics in Canada. The locations of and services provided at the Company's clinics are as follows:

The Company operates 30 clinics that offer both family practice and walk-in services for patients. Other services that may be provided at the clinics are travel medicine, chiropractic, massage therapy, weight loss program, internal medicine, paediatrics, haemotology and professional family counseling. The Company manages the clinics by providing scheduling, staffing, recruiting, billing, collections and accounting services to the clinic. In the clinics where the Company does not own 100% of the outstanding capital stock, the Company has entered into a 5 year management services contract whereby the Company receives a monthly management fee to provide the management services.

In August 1996, the Company acquired the assets and physician contracts of St. George Medical Clinic, a Health Services Organization (HSO), and merged the operations into the Central Clinic. The clinic is funded under a contractual agreement with the Ministry of Health to provide primary care at a clinic for a specified number of registered patients. The Ministry allocates a specific payment for each patient on a monthly basis, whether the services are used or not. The monthly fee is determined by the age and sex of the patient and is referred to as the capitation rate. As at December 31, 1999, the average monthly capitation rate was $12.83 CDN per patient with approximately 5,444 patients enrolled under the HSO program. Under the fee-for-service model, a fee is billed to the Ministry only when a patient visits the clinic and a service is performed. The fee-for-service rates are set by the Ministry and vary depending on the type of medical service performed.

In addition to family practice and walk-in clinics, the Company has an ownership interest in and manages Urgent Care Centres through which it offers on-site, one-stop medical care comparable to the services provided in a traditional emergency department. The Urgent Care Centre concept consists of a group of emergency trained physicians, a medical laboratory, a diagnostic radiology service, and a pharmacy, each of which must be present for the others to co-exist, and each of which is provided by a separately owned company. The Company operates the clinic component of the Urgent Care Centre. The Company provides emergency medical services, including emergency physician staffing, emergency nurse staffing, receptionist staffing, physician billing services, all financial services, inventory control, Medical Directorship and other operational components such as quality improvement and risk management initiatives.

The Company opened its first Urgent Care Centre on September 19, 1997. In January 1999, the Company acquired a 45% interest in Medical Urgent Care Inc., a company that operates the Britannia Urgent Care Centre. The Company has a 5 year agreement to provide management services to the Britannia Urgent Care Centre for a percentage of the revenues generated by the clinic component.

HEALTHYCONNECT.COM DIVISION

HealthyConnect.com, an internet-based e-commerce health portal, was launched on March 22, 2000. HealthyConnect.com has been strategically designed to provide an end to end solution for the information needs of the healthcare sector. We will pursue both a business to business and business to consumer e-commerce strategy connecting physicians, hospitals, third-party payors and consumers and will allow all participants to access and exchange healthcare related information, purchase healthcare products and services, and communicate more cost-effectively with one another. HealthyConnect.com will deliver healthcare services and products and provide timely access to reliable healthcare information through the utilization of advanced telecommunication technology.

Targeted purchasers of HealthyConnect.com on line applications, are consumers, healthcare institutions, physicians and other healthcare providers and healthcare product suppliers. Consumers will benefit from 24-hour, 7-day a week access, via the internet and telephone, to Med-Emerg's healthcare service provider network. In addition, consumers will have multiple site secure access to their own and their family members' electronic medical records, access to a physician management health and wellness centre and convenient at-home shopping for healthcare products and services.

HealthyConnect.com's secure, 128-bit encrypted web browser system incorporates state-of-the-art security and privacy, and is fully compliant with healthcare industry guidelines. The web-based products have been field-tested over the past 3 months. HealthyConnect.com will enable physicians and other healthcare providers to access reliable information and provide them with additional support in delivering cost effective, high quality healthcare services. Benefits include 24-hour coverage for patients, access to a comprehensive physician medical reference database, online continuing medical education courses, tools for chronic disease management, and participation in clinical trials and web casting. HealthyConnect.com will link healthcare product and service suppliers with our clinical network family. Convenient and secure access and at home/office browsing and purchasing capabilities will facilitate direct sales opportunities for member suppliers. Healthcare product and service suppliers that may benefit from using HealthyConnect.com include pharmaceutical companies, insurance companies, employers, government, managed care organizations, physicians and hospitals.

HealthyConnect.com has assembled several key strategic partners that will provide health information content, end to end transaction processing capability and e-commerce goods and services to its customers. HealthyConnect.com has negotiated a relationship with AstraTek, headquartered in New York, N.Y. AstraTek is a software product development firm, delivering advanced technologies to Fortune 1000 companies and financial institutions. AstraTek provides mission critical computing such as distributed computing, multi-tier client-server systems, and object-oriented technology. The core proficiencies at AstraTek include Windows NT development from driver level to application level, using Visual C++, Visual Basic, MFC, ATL and OLE automation. AstraTek assisted in the development and launch of the HealthyConnect.com portal. HealthyConnect.com has also negotiated a relationship with Data General, headquartered in Westborough, Massachusetts. Data General is a leading supplier of servers and storage systems, and services for information systems users worldwide. Data General designs, manufactures, markets, and supports two major families of open systems, AViion-Registered Trademark-servers and CLARiion-Registered Trademark- mass storage products, which represent over 90 percent of current product revenues. Data General and its subsidiaries, distributors and representatives serve customers in more than 70 countries. Data General works closely with leading software and services suppliers who understand specific customer problems and provide effective and affordable business solutions. Data General will provide a consolidated computing infrastructure to support HealthyConnect.com including hardware, software and network support.

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

EMPLOYEES

As of February 29, 2000, the Company had 94 full-time employees, of whom 4 were employed in general executive positions, 29 were employed in administration and 61 were employed in the Company's clinics. In addition, as of such date, approximately 310 physicians and 40 nurses were actively working as independent contractors of the Company. These physicians and nurses are not employees of the Company.

ITEM 2: PROPERTIES

The Company's principal executive office is located at 2550 Argentia Road, Suite 205, Mississauga, Ontario. The principal office occupies approximately 5,560 square feet of space under a lease that expires in February, 2001 at an average annual rental rate of approximately $71,140.

One of the Company's largest clinics, the Central Clinic is located at 458 Central Avenue, London, Ontario. The Clinic occupies approximately 6,400 square feet of space under a lease that expires December 31, 2002 at an average annual rental rate of approximately $63,870. The Pond Mills clinic is located at 1166 Commissioners Road East, London, Ontario, N5Z 4R3. This lease is currently on a month-to-month basis for approximately $3,000 per month. The Glenderry Clinic is located at 2760 Derry Road West, Mississauga, Ontario. The Clinic occupies approximately 2,600 square feet at an annual rental rate of approximately $46,575.

YFMC Healthcare Inc. has an administrative office located at 441 MacLaren Street, Ottawa, Ontario. Annual rent totals approximately $9,690 for 1,800 square feet. The lease expires in July 2004.

ITEM 3: LEGAL PROCEEDINGS

The Company is presently party to one legal proceeding that was commenced on July 4, 1997 in the General Division of the Ontario Court. This proceeding relates to the recapitalization of the Company, which occurred in November, 1996, in which the Estate of Dr. Donald Munro ("Estate") contributed 75,000 of its 150,000 Med-Emerg Common Shares to the capital of the Company. The Estate, the applicant in the proceeding, has taken the position that it continues to be the beneficial owner of 150,000 shares of Med-Emerg Common Shares. The Company disagrees with the Estate's position and intends to defend this action vigorously. However, in the event that the Company is unsuccessful in its action, the Company may be required to return to the Estate the 75,000 Med-Emerg Common Shares which were previously surrendered. There has been no further correspondence or action with respect to this claim since 1997.

In addition, in the future, the Company could be subject to claims arising from its contracts with hospitals or other institutions or professional associations to which it provides services.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on Friday, November 5, 1999. At this meeting, the following matters were voted on by the Company's shareholders:

(A)  ELECTION OF DIRECTORS

Ramesh Zacharias, Carl Pahapill, William Thomson, Robert Rubin, Jeffrey Lyons, Martin Scullion and Camille Chebeir were duly elected as directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors have been duly elected and qualified. The vote was as follows:

     Names                  Votes Cast in Favour       Votes Withheld
     -----                  --------------------       --------------
     Ramesh Zacharias            3,066,220                15,200
     Carl Pahapill               3,066,420                15,000
     William Thomson             3,066,420                15,000
     Robert Rubin                3,066,420                15,000
     Jeffrey Lyons               3,066,420                15,000
     Martin Scullion             3,066,420                15,000
     Camille Chebeir             3,066,220                15,200

(B)  APPROVAL OF THE ISSUANCE OF UP TO 1,799,502 ADDITIONAL SHARES OF COMMON
     STOCK

The Company's shareholders approved the issuance of an aggregate of up to 1,799,502 additional shares of Med-Emerg pursuant to a tender offer and to adopt the Business Combination Agreement whereby Med-Emerg shall exchange 1 share of Med-Emerg common stock for every 6.875 YFMC shares, 0.125 of a Med-Emerg Series A Warrant for each YFMC Series A Warrant, 0.125 of a Med-Emerg Series B Warrant for each YFMC Series B Warrant, 0.125 Med-Emerg stock options for every YFMC stock option and 0.10 Med-Emerg common stock for every YFMC first preferred share, by the following vote:

     Votes Cast in Favour     Votes Cast Against     Abstentions
     --------------------     ------------------     -----------
          2,426,535                 18,300              8,100

(C)  APPOINTMENT OF AUDITORS

The shareholders of the Company ratified the appointment of Schwartz, Levitsky, Feldman, LLP, Chartered Accountants as the Company's independent auditors, by the following vote:

     Votes Cast in Favour     Votes Cast Against     Abstentions
     --------------------     ------------------     -----------
          3,069,120                 11,500                800

(D)  AMENDMENT TO COMPANY'S STOCK OPTION PLAN

The Company's shareholders approved the amendment to the Company' Stock Option Plan to increase the number of options to acquire Med-Emerg Common Shares that may be granted from 638,000 to 1,000,000, by the following vote:

     Votes Cast in Favour     Votes Cast Against     Abstentions
     --------------------     ------------------     -----------
          2,426,335                 26,000                600

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

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

The following table sets forth the range of high and low sales prices from February 12, 1998:

                                                 COMMON SHARES
                                           --------------------------
                                             HIGH            LOW
First Quarter, 1998 (from Feb.12/98)       US$ 4-3/4      US$ 3-3/8
Second Quarter, 1998                           4              2-13/16
Third Quarter, 1998                            3-1/4          1-11/16
Fourth Quarter, 1998                           2              1
First Quarter, 1999                            2-1/4          1-1/32
Second Quarter, 1999                           2-1/2          1-1/16
Third Quarter, 1999                            2-1/16         1-1/2
Fourth Quarter, 1999                           2-11/16        1

There were 49 holders of record of the Company's Common Stock and 2 holders of record of the Company's Redeemable Common Stocks Purchase Warrants as of March 20, 2000.

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

The net proceeds to the Company from its Initial Public Offering after deducting underwriting discounts and commissions and other expenses of the Offering, were US $3,737,158. The Company used the net proceeds of the Offering as follows:

                                                 Amount
                                             (U.S. Dollars)
                                             --------------
     Repayment of Lines of Credit (1)          $  862,108
     Repayment of Bridge Notes (2)                546,589
     Working Capital Requirements                 869,023
     Acquisitions (3)                             735,442
     Urgent Care Centre                           147,147
     Dividends on Preferred Shares                221,247
     Capital Assets                               226,949
     Share Repurchase Plan (4)                     77,965
     Purchase of Note Receivable                   50,688
     Proceeds used to date                      3,737,158
                                               ----------
     General Corporate Purposes and
          Potential Acquisitions                        -
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

(3) The Company completed six acquisitions since the completion of the Initial Public Offering. All of the shares of J.C. Medical Management Inc. were purchased in June, 1998. 75% of the shares of Doctors on Call Ltd. were purchased in September, 1998. 45% of the shares of Mississauga Urgent Care Inc. were purchased in January, 1999. 51% of the shares in York Lanes Health Centres were purchased in February, 1999. 51% of the shares of Caremedics (Elmvale) Inc. were purchased in March, 1999. All of the shares of YFMC Heathcare Inc. were purchased in November, 1999.

(4) The Company repurchased 44,500 shares of its Common Stock between October, 1998 and January, 1999.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto, other financial data, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                                 US $
                                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                   1999           1998           1997           1996          1995
                                               -----------    -----------    -----------    -----------    ----------
STATEMENT OF OPERATIONS DATA:
     Revenue                                   $12,648,428    $10,308,103    $ 8,358,937    $ 7,953,775    $8,016,895
     Physician Fees and Other Direct Costs       8,877,139      7,984,116      6,319,934      6,290,047     6,136,000
     Gross Profit                                3,771,289      2,323,987      2,039,004      1,663,728     1,880,895
     Operating Expenses before Depreciation
     and Amortization (1) and
     Healthy Connect.com
      -- Canadian GAAP                           3,707,128      2,246,225      1,995,439      4,315,983     2,052,150
      -- U.S. GAAP                               3,680,333      2,422,974      2,101,456      4,359,053     2,052,150
     Depreciation and Amortization                 361,333        124,239         92,548         57,632        36,015
     HealthyConnect.com                            798,943         84,530             --             --            --
     Operating Income (Loss)
      -- Canadian GAAP                          (1,096,115)      (131,007)       (48,983)    (2,709,887)     (207,270)
      -- U.S. GAAP                              (1,069,320)      (307,756)      (155,001)    (2,752,957)     (207,270)
     Other Income (Expense)                        (44,495)       (12,584)      (321,335)       (40,780)       40,093
     Provision for Income Taxes (Recovery)        (262,140)       (37,333)       (29,332)      (107,761)       52,149
     Net Income (Loss)
      -- Canadian GAAP                            (878,470)      (106,258)      (340,987)    (2,642,906)     (219,325)
      -- U.S. GAAP                                (851,675)      (283,007)      (447,004)    (2,685,976)     (219,325)
     Net Income per Common Share (2)
      -- Canadian GAAP                         $     (0.26)   $     (0.04)   $     (0.18)   $     (0.87)   $    (0.09)
     Basic and Fully Diluted Income (Loss)
     per Common Share (2)
      -- Canadian GAAP                         $     (0.30)   $     (0.08)   $     (0.18)   $     (0.87)   $    (0.09)
     Primary and Fully Diluted Income
     (Loss) per Common Share
      -- U.S. GAAP                             $     (0.25)   $     (0.10)   $     (0.23)   $     (0.88)   $    (0.09)
BALANCE SHEET DATA:
     Working Capital                           $  (882,234)   $ 1,499,329    $(1,349,530)   $  (870,509)   $ (353,293)
     Total Assets                               10,066,935      5,455,832      3,636,418      2,583,717     1,984,846
     Long-term Debt                                518,339         66,837         55,475              -             -
     Shareholders' Equity                        5,230,930      3,703,504          9,760        196,335      (227,845)
OTHER DATA:
     EBITDA (3)
      -- Canadian GAAP                         $  (734,782)   $    (6,768)   $    43,565    $(2,652,255)   $ (234,628)
      -- U.S. GAAP                             $  (707,988)   $  (183,517)   $   (62,452)   $(2,695,325)   $ (234,628)

(1) At December 31, 1997, operating expenses included stock compensation expense of $100,400 for shares issued to a director. At December 31, 1996, operating expenses included stock compensation expenses of $1,271,214 for shares issued to a shareholder and $934,033 for the issuance of stock options to a director.
(2) Net income (loss) per common share reflects net income (loss) before preferred share dividends divided by the weighted average number of common shares outstanding. Basic and fully diluted income (loss) per common share reflects net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding.
(3) EBITDA is the sum of income before interest, taxes, depreciation and amortization expense. EBITDA should not be considered as an alternative to net income (loss) or to cash flows from operating activities (all as determined in accordance with generally accepted accounting principles). EBITDA is presented because it is a widely used financial indicator of a company's ability to service indebtedness and other factors.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Med-Emerg International Inc. ("Med-Emerg" or the "Company"), based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians for hospitals and clinics in Canada. Though emergency-related services are still an important component of the Company's business, Med-Emerg has expanded to offer a wide variety of medical services including recruitment, nurse staffing, physician management services and an internet-based healthcare network.

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

On March 22, 2000, the Company launched HealthyConnect.com, an internet-based e-commerce health portal. HealthyConnect.com has been strategically designed to provide an end to end solution for the information needs of the healthcare sector. The Company will pursue both a business to business and business to consumer e-commerce strategy connecting physicians, hospitals, third-party payors and consumers and will allow all participants to access and exchange healthcare related information, purchase healthcare products and services, and communicate more cost-effectively with one another. HealthyConnect.com will deliver healthcare services and products and provide timely access to reliable healthcare information through the utilization of advanced telecommunication technology.

Targeted purchasers of HealthyConnect.com on line applications are consumers, healthcare institutions, physicians and other healthcare providers and healthcare product suppliers. Consumers will benefit from 24-hour, 7-day a week access, via the internet and telephone, to Med-Emerg's healthcare service provider network. In addition, consumers will have multiple site secure access to their own and their family members' electronic medical records, access to a physician management health and wellness centre and convenient at-home shopping for healthcare products and services.

HealthyConnect.com will enable physicians and other healthcare providers to access reliable information and provide them with additional support in delivering cost effective, high quality healthcare services. Benefits include 24-hour coverage for patients, access to a comprehensive physician medical reference database, online continuing medical education courses, tools for chronic disease management, and participation in clinical trials and web casting. HealthyConnect.com will link healthcare product and service suppliers with our clinical network family. Convenient and secure access and at home/office browsing and purchasing capabilities will facilitate direct sales opportunities for member suppliers. Healthcare product and service suppliers that may benefit from using HealthyConnect.com include pharmaceutical companies, insurance companies, employers, government, managed care organizations, physicians and hospitals.

HealthyConnect.com has assembled several key strategic partners that will provide health information content, end to end transaction processing capability and e-commerce goods and services to its customers. HealthyConnect.com has negotiated, amongst others, a relationship with AstraTek, a software product development firm, delivering advanced technologies to Fortune 1000 companies and financial institutions and Data General, a leading supplier of servers and storage systems, and services for information systems users worldwide. AstraTek assisted in the development and launch of the HealthyConnect.com portal. Data General will provide a consolidated computing infrastructure to support HealthyConnect.com including hardware, software and network support.

Management of Med-Emerg sees HealthyConnect.com as a significant opportunity to create a profitable business line while providing healthcare organizations with new web-based technologies to increase practice efficiency, achieve measurable cost savings and improve the quality of care.

On February 18, 2000, the Company announced the signing of a Business Combination Agreement to purchase all of the issued and outstanding shares of Laser Rejuvenation Clinics Ltd. ("LRC") on the basis of one Med-Emerg common share and 1/3 of a warrant to purchase a Med-Emerg common share at a price of US$3.00 per share for every 12.85 shares of LRC. The closing of the transaction is subject to regulatory and shareholders approval. LRC is a publicly listed company on the Canadian Venture Exchange that offers a full range of laser cosmetic procedures in its clinic operations located in the provinces of Ontario, Alberta and British Columbia.

On November 5, 1999, the shareholders of the Company approved the issuance of up to 1,799,502 additional common shares in connection with the take over bid by the Company for all the issued and outstanding securities of YFMC Healthcare Inc. ("YFMC"), a Canadian physician management services organization that owns and manages 22 medical clinics. Pursuant to the business combination agreement, dated August 10, 1999, the Company mailed a take-over bid circular on November 5, 1999 to all YFMC shareholders making an offer to purchase all the issued and outstanding securities of YFMC on the following basis:

a. In the case of holders of YFMC Common Shares, one Med-Emerg Common Share for every 6 7/8 shares of YFMC
b. In the case of holders of YFMC Series A Warrants, one Med-Emerg Series A Warrant for every 8 warrants of YFMC
c. In the case of holders of YFMC Series B Warrants, one Med-Emerg Series B Warrant for every 8 warrants of YFMC
d. In the case of holders of YFMC Preferred Shares, one Med-Emerg Common Share, subject to certain conditions, one Med-Emerg Common Shares for every 10 YFMC First Preferred Shares.

The Company issued 1,758,556 Common Shares to complete the transaction. In addition, Med-Emerg substituted for every eight options to acquire YFMC Common Shares under the YFMC Stock Option Plan, the right to acquire one Med-Emerg Common Share at an exercise price of US$1.75.

In March 1999, the Company purchased 51% of the outstanding capital of Caremedics (Elmvale) Inc. ("Elmvale"), a multi-physician primary healthcare clinic located in Ottawa, Canada. The Company entered into a five-year management services agreement to manage the clinic for a monthly fee based on revenues generated by the clinic.

In February 1999, the Company became party to a lease for the clinic located within York University ("York Lanes") in Toronto, Canada. The Company has entered into a five-year management services agreement to manage the clinic for a monthly fee based on revenues generated by the clinic. The Company has a 51% interest in the company that owns the clinic.

In January 1999, the Company acquired a 45% interest in an Urgent Care Centre, Medical Urgent Care Inc. ("MUCI"). The Company developed and opened its first Urgent Care Centre in September 1997. The Urgent Care Centre concept consists of a group of emergency trained physicians, a medical laboratory, a diagnostic radiology service, and a pharmacy, each of which must be present for the others to co-exist, and each of which is provided by a separately owned company. The Company manages the clinic component of the Urgent Care Centre and provides the support staff for this component. Ownership of Medical Urgent Care Inc. is shared with the group of emergency trained physicians that provides the medical service in the clinic component.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

REVENUES. Revenues increased by $2,340,325 or 22.7% from $10,308,103 in 1998 to $12,648,428 in 1999. The revenue growth is attributable to the acquisition of YFMC, the acquisitions of MUCI, York Lanes and Elmvale, growth in existing clinic business and growth in nurse staffing.

Revenues generated by Physician Management Services increased by $2,361,062 or 94.5% from $2,498,762 in 1998 to $4,859,824 during 1999. The three acquisitions that were completed in the second and third quarters of 1998 contributed $685,188 additional revenue to 1999. The three acquisitions that were completed during the first quarter of 1999 contributed $562,615 additional revenue to 1999. The acquisition of YFMC Healthcare Inc. added total revenue of $547,141 for the two months of operations included in the consolidated results of the Company. The Dundas Urgent Care Centre was a start-up operation in 1998. In 1999, this Centre contributed $395,746 to revenue. The remaining increase in Physician Management Services revenue is a result of increased patient volumes and additional physicians working in the family practice and walk-in clinics.

Revenues from Physician and Nurse Recruiting decreased by $17,120 to $7,788,604 during 1999 from $7,805,724 during 1998. Revenues from contracts in the Physician Recruiting decreased $582,650 due to a net decrease in the number of physician staffing contracts from 16 contracts to 12. The decrease in Physician Recruiting revenue was offset by revenue of $294,790 generated from a one-time short-term contract with Customs and Immigration Canada for the provision of physicians and nurses to Bosnia refugees. In addition, the nurse staffing component of this division contributed an additional $270,740 to revenue in 1999 as compared to 1998. This increase came from a significant increase in the provision of services to one hospital under an existing contract plus the net addition of five contracts.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $893,023 or 11.2% from $7,984,116 in 1998 to $8,877,139 in 1999. Physician fees and other direct costs decreased as a percent of revenue, representing 70.2% of revenues for 1999 and 77.5% of revenues for 1998. The decrease as a percent of revenue is largely due to the mix of revenue between Physician & Nurse Recruiting and Physician Management Services. As the Physician Management Services revenues increase, the larger gross margin related to Physician Management Services results in a decrease in physician fees and other direct costs as a percent of revenue.

OPERATING EXPENSES. Operating expenses in 1999 include $798,943 of expenses relating to the development of HealthyConnect.com, an internet based e-commerce health portal. Operating expenses before HealthyConnect.com have increased by $1,460,927 or 65.0% from $2,246,200 in 1998. There are several factors contributing to the increase in operating expenses, including the clinic acquisitions in 1998 and 1999, and the operations of the Dundas Urgent Care Centre.

During the second and third quarters of 1998, the company completed the acquisitions of two companies, JC Medical Management Inc. and Doctors On Call Ltd., and acquired the remaining two-thirds of the Glenderry Medical Walk-in Clinic. These acquisitions added $133,438 to operating expenses in 1999. During the first quarter of 1999, the company completed the acquisition of a controlling interest in three other companies, all of which operate medical clinics, adding a total of $542,830 to operating expenses. The acquisition of YFMC Healthcare Inc. in the fourth quarter of 1999 added $349,740 to operating expenses.

During the first ten months of 1998, the Dundas Urgent Care Centre was considered a start-up operation. During 1999, this Urgent Care Centre added $169,170 to operating expenses. The remaining increase in operating expenses of $265,749 for 1999 compared to 1998 relates to an increase in general overhead costs.

NET LOSS. As a result of the above items, the Company reported a net loss of $878,468 for 1999 as compared to net loss of $106,258 for 1998. The company's effective tax rate increased to approximately 44% in 1999 from approximately 26% in 1998 due to the change in status under Canadian taxation rules from a privately-held company to a company with shares that are publicly traded.

Under U.S GAAP, the Company reported a net loss of $851,675 for the year ended December 31, 1999 as compared to a net loss of $283,007 for the year ended December 31, 1998.

FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

NET SERVICE REVENUES. Revenues increased by $1,949,166 or 23.3% from $8,358,937 for the year ended December 31, 1997 to $10,308,103 for the comparable period in 1998. The increase is due to: (i) revenue generated from the acquisitions of JC Medical Management Inc. and Doctors on Call Ltd., (ii) additional revenue recorded on the increase in ownership of Glenderry Walk-in Clinic from 33 1/3% to 100%, (iii) revenue generated from the emergency nurse staffing service launched in 1998, and (iv) general increase in patient volumes in both the physician staffing service and clinic operations.

For the year ended December 31, 1998, revenues of Physician and Nurse Recruitment division increased by $1,238,091 or 18.9% to $7,805,724 from $6,567,633 for the year ended December 31, 1997. The launch of the nurse staffing service in April 1998 contributed $299,633 to the increase in revenue during 1998. Revenue from the physician staffing service increased as a result of: (i) a significant increase in the amount of physician coverage provided under two hospital contracts, (ii) two new hospital contracts during 1998 and two contracts that commenced during the fourth quarter of 1997 and continued throughout 1998, (iii) three new hospital contracts under which the Company provided coverage for the summer months only. The increase in revenue was offset by the termination of one large and four smaller hospital contracts, the one-time consulting fee that was received in 1997 and a one-time overseas physician placement for the Canadian government during the fourth quarter of 1997.

For the year ended December 31, 1998, operating income from the Physician and Nurse Recruiting division decreased by $83,128 to $705,152 from income of $788,280 for the year ended December 31, 1997. During 1997, operating income of $229,194 was earned on a one-time consulting fee. This decrease in income was offset in 1998 by the operating income of $52,746 earned from the nurse staffing service launched in April 1998 and the gross margin realized on the increased revenue from physician staffing contracts.

For the year ended December 31, 1998, revenues of the Physician Management Services division increased by $711,075 or 39.7% to $2,498,763 from $1,791,705 for the year ended December 31, 1997. The acquisitions of JC Medical Management Inc. in June 1998 and Doctors on Call Ltd. in September 1998 contributed $303,458 and 38,473, respectively, to the increase in revenue. In addition, the consolidation of Glenderry Medical Walk-in Clinic at 100% since August 1998 versus 33 1/3% in 1997, resulted in an increase in revenue of $163,939. In September 1997, the Company opened its first Urgent Care Centre. During the start-up period, no revenue was recognized from the operations of this Urgent Care Centre. Upon completion of the start-up period, the Company recognized $74,375 in revenue in 1998 from the Urgent Care Centre. In addition, the services provided to the two clinics at the Lester B. Pearson International Airport were increased in April 1998, resulting in additional revenue of $79,239. The remaining increase in revenue is attributable to increased patient volumes in 1998 compared to 1997 at the Pond Mills and Central clinics.

For the year ended December 31, 1998, operating income for the Physician Management Services division increased by $10,641 to $290,826 from $280,185 for the year ended December 31, 1997. The increase was due to the operating income from the acquisitions of JC Medical Management Inc.,

Doctors on Call Ltd. and Glenderry Medical Walk-in Clinic, which was offset by increased head office costs for salaries and general overhead related to the overall management of the clinics.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees, which represent fees to contract physicians, represent the largest single variable expense. These fees are earned primarily through the Company's Physician and Nurse Recruiting services to the hospital emergency department contracts. Physician fees and other direct costs for the year ended December 31 increased by $1,664,182 or 26.3% from $6,319,934 in 1997 to $7,984,116 in 1998. Physician fees and other direct costs represented 75.6% of net revenues for the year ended December 31, 1997 and 77.5% of net revenues for the year ended December 31, 1998. In 1997 other direct costs include travel, marketing and consulting costs related to international projects, representing 2.4% of net revenues for the year. The 1997 costs relate to the undertaking of a consulting project in the Northwest Territories, Canada.

OPERATING EXPENSES. In 1997, operating expenses increased by $335,316 or 16.8% from $1,995,439 for the year ended December 31, 1997 to $2,330,755 for the year ended December 31, 1998. Operating costs include general operating expenses and stock compensation expense. The general operating expenses, excluding stock compensation expense, represents 22.6% of net revenues for the year ended December 31, 1998 and 22.7% of net revenues for the year ended December 31, 1997. The stock compensation expense of $100,400 in 1997 represents shares issued to a director.

Under U.S. GAAP, operating expenses for the period ending December 31, 1998 includes additional charges of $179,749 for development and start-up costs as compared to $106,017 at December 31, 1997. For U.S. GAAP, the start-up costs of $145,520 at December 31, 1998 and $106,017 at December 31, 1997 are
expensed as incurred whereas under Canadian GAAP these costs are deferred and amortized over a prescribed benefit period.

OTHER EXPENSE. Other expense decreased by $308,751 or 96.1% from $321,135 to $12,584 for the year ended December 31, 1997 and 1998 respectively. In 1998, other expense includes interest expense for less than two months on the bridge promissory notes. In 1997, other expense is due primarily to interest on increased bank borrowings, interest charged on the bridge promissory notes, foreign exchange loss on the U.S. dollar promissory notes and the amortization of deferred financing charges relating to the bridge shares issued in January 1997.

NET LOSS. As a result of the above items, the Company had a net loss of $106,258 for the year ended December 31, 1998 as compared to a net loss of $340,987 for the year ended December 31, 1997.

Under U.S. GAAP, the Company reported net loss of $283,007 for the year ended December 31, 1998 as compared to a net loss of $447,044 for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Through its acquisitions completed in the first quarter of 1999, the Company assumed bank term loans with current balances totaling $526,711. Approximately $148,903 was loaned to a subsidiary of the Company under the Small Business Investment Loans program in which the Canadian government guarantees 90% of the principal balance of the loan. The remaining balance consists of capital loans for asset purchases and clinic acquisitions.

As at December 31, 1999, the company's working capital deficit totaled $882,234. The company has available credit facilities for up to approximately CDN$4,500,000 (US$3,117,855). The Company established credit facilities that provide operating lines of credit amounting to CDN$2,600,000 (US$1,801,427), bearing interest at the bank's prime lending rate plus 0.5% to 1.0% per annum with interest payable monthly, and capital lines of credit amounting to CDN$850,000 (US$588,928). The capital lines of credit bear varying interest rates from the bank's prime lending rate plus 0.75% to 9.65% per annum. As at December 31, 1999, the Company has drawn approximately CDN$2,022,202 (US$1,401,096) against the operating facility and CDN$381,744 (US$264,494) against the capital facility. Subsequent to year end, the Company has drawn an additional CDN$85,137 (US$58,988) against a capital facility.

On March 1, 2000, the Company issued a Private Placement Memorandum for equity financing. The Company currently is in the process of raising gross proceeds of US$1,700,000 for the issuance of 935,000 common shares. As at March 30, 2000, US$500,000 has been raised.

In order to provide the financing necessary for the further development of HealthyConnect.com and the continued pursuit of the company's long-term acquisition strategy, the company expects to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the company.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and the related notes, together with the report of Schwartz Levitsky Feldman LLP thereon, are set forth in Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG was previously the auditors for Med-Emerg International, Inc. KPMG's appointment as auditors for the Company was terminated during the 1998 calendar year and Schwartz Levitsky Feldman, LLP was engaged as independent auditors for the Company and its subsidiaries. The decision to change auditors was approved by the Company's board of directors.

There have not been disagreements with the auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.


NAME                                    AGE      POSITION
----                                    ---      --------
William Thomson, CA.                    58       Chairman of the Board

Ramesh Zacharias, M.D., FRCSC           48       Chief Executive Officer,
                                                 Director

Carl W. Pahapill, CA                    41       Chief Operating Officer,
                                                 President and Director

Kathryn Gamble, CA.                     32       Vice President of Finance,
                                                 Chief Financial Officer,
                                                 Secretary

Stephen Fowler, M.D.                    50       Executive Medical Director

Martin Scullion                         54       General Manager, Director

Donald Wilson, M.D.                     40       Executive Medical, Director

Robert M. Rubin                         58       Director

Jeffery Lyons                           59       Director

Camille Chebeir                         62       Director

Alex Kalpaxis                           46       Chief Technology Officer

Donald Ross                             48       Chair, Health Application
                                                 Development

WILLIAM E. THOMSON, C.A. Mr. William Thomson has been a Director of the
Company since January 1996 and is currently the non-executive Chairman.
Mr. Thomson is President of William E. Thomson Associates Inc., one of Canada's best known crisis management firms. Mr. Thomson has been director since 1996.

Mr. Thomson has been President and Chief Executive Officer of Speedware Corporation, a TSE listed information technology company, since June 1998. Mr. Thomson is Chairman of Asia Media Group Corp. in Singapore, and Esna Technologies Ltd. In addition, Mr. Thomson acts as a director of the following companies: TPI Plastics Ltd., Elegant Communications Ltd., Imperial Plastech Corp., Electrical Contacts Ltd., The Aurora Fund and Media Groupings Far East Ptc Ltd.

RAMESH ZACHARIAS, M.D., FRCSC. Dr. Ramesh Zacharias is the founder and remains the Chief Executive Officer of Med-Emerg Inc. He is a surgeon and leading expert in the design and delivery of emergency care. He has provided consulting services regarding the delivery of emergency care in the Caribbean, Saipan and Malaysia and provided management consulting services regarding the operation of medical clinics in Canada, the United States and Russia. Dr. Zacharias provides medical leadership to both Med-Emerg Inc.
and its on-line subsidiary, Healthy Connect.com.

CARL W. PAHAPILL, C.A. Mr. Carl Pahapill joined the Company as President in February 1996 and became a Director of the Company in October 1996. From 1994 to 1995, Mr. Pahapill was the Chief Operating Officer of Signature Brands Limited, a publicly traded food processing company (TSE). From 1984 to 1993, Mr. Pahapill was a Partner at BDO Dunwoody Chartered Accountants. Mr. Pahapill provides business strategic leadership for the company's operations including its drive to deliver its web-based portal, HealthyConnect.com.

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

MARTIN SCULLION. Mr. Scullion joined YFMC in 1996 and served as its CEO from 1998 to 1999. From 1988 to 1995 he was president of PEL Plastics Ltd. From 1974 to 1988 Mr. Scullion was vice-president, marketing for FCA International Ltd., a publicly traded company of the Montreal Stock Exchange and Toronto Stock Exchange. Mr. Scullion is responsible for operations of the physician management services division.

DONALD WILSON, MD. Dr. Wilson founded YFMC in 1992 and served as its president prior to joining Med-Emerg. He has practiced family medicine since 1988 and is licenced in Quebec and Ontario. Dr. Wilson is responsible for quality assurance and the integration of new services into the company's clinic operations division.

ROBERT M. RUBIN Mr. Rubin has served as a director of the Company since October 1996. Since June 1992, Mr. Rubin has served as a director of Diplomat Corporation, a publicly traded company involved in the sale of infant wear and babycare products through direct mail order catalogues.

Since November 20, 1992, Mr. Rubin has served as the Chairman of the Board of Directors of Western Power & Equipment Corp. ("WPEC"), a construction equipment distributor. Between

October, 1990 and January 1, 1994, Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of American United Global Inc., a technology and communication company and majority owner of WPEC ("AUGI") and since January 1, 1994, solely as Chairman of the Board of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986 and continued as a Director of SCI (now known as Olsten Corporation until the latter part of 1987). Olsten, a New York Stock Exchange listed company, is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is also a Director and minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems.

JEFFERY LYONS, Q.C. Mr. Lyons recently joined the board of Directors of Med-Emerg. Mr. Lyons practices municipal law, administrative law and public policy with Morrison, Brown, Sosnovitch, Barristers and Solicitors in Toronto, Ontario. He currently serves as the Vice Chair of the Toronto Police Services Board and as a Director of VIA Rail Canada Inc., CAMVEC Corporation, and Infocorp Computer Solutions Ltd. He was the former Chairman of the Toronto Transit Commission and was on the governing body (Bencher) of the Law Society of Upper Canada from 1983-1991. Mr. Lyons is also a member of the Molson Indy Board of Trustees and Governor's Council of North York General Hospital.

CAMILLE CHEBEIR. Mr. Chebeir is President of Sedco Services, Inc., New York, responsible for a prominent Saudi family on its off-shore investments and overseeing management of its U.S. portfolio. Mr. Chebeir serves as a Managing Director of Metro West, a multipurpose Real Estate Development - Florida. He is a member of the boards of several U.S. and overseas companies within Sedco's business activities. Mr. Chebeir was previously with the National Commercial Bank, New York, serving from 1983 to 1989 as Vice President-Operations and from 1989 to 1992 as Executive Vice President managing its New York branch. Mr. Chebeir is a former President of Arab Bankers Association of North America. From 1960 to 1983, Mr. Chebeir held a number of executive positions with Citibank, N.A. offices in Beirut, Lebanon, Manama, Brahrain and Athens, Greece. Mr. Chebeir holds Degrees in Banking from St. Joseph University, Beirut, Lebanon.

ALEX KALPAXIS, CHIEF TECHNOLOGY OFFICER. Mr. Kalpaxis is currently the Chairman of AstraTek Inc. In his role as HealthyConnect.com's Chief Technology Officer, Mr. Kalpaxis is responsible for the technology vision, direction and proprietary product development of HealthyConnect.com. He is a recognized expert in advanced software technology. Recently speaking at the "Object Oriented Technology for Securities Industry" seminar sponsored by the Institute for International Research. Before founding AstraTek, he had a fourteen year career at Bankers Trust. As the Bank's Chief Technologist, he led projects in infrastructure development, LAN systems, databases and tools, object technology, and engineering. Mr. Kalpaxis is one of the key leaders who developed the global Bankers Trust Technical Architecture. This multi-year effort defined the strategies and standards for technology for the next five to ten years, including design, development, deployment and operation. Previously at Bankers Trust he managed the Micro Systems and Networks Group where he developed a number of innovative projects, including the original version of the BTAS security system, the PC version of the BIDDs trading system, the PC version of the FSDX publisher/subscriber system and a stream encryption driver for LANs. Before he joined Bankers Trust he was a research engineer for the Photonics Laser Institute at the City University of New York, a nationally renowned institute, were he obtained several patents related to electronics and optical fields. He has received several awards, including the Simon Sokin Medal for Excellence in Experimental Physics. Tadeo Holdings Inc. is a holding company. AstraTek is a recently acquired wholly owned subsidiary. AstraTek is a software product development and professional services firm, delivering advanced technologies to Fortune 1000 companies and financial institutions. AstraTek's Visual Audit product for Excel are now part of Viasoft's (NASDAQ symbol VIAS) OnMark 2000 suite of software solutions for the Year 2000 problem.

DR. DONALD ROSS, CHAIR, HEALTH APPLICATION DEVELOPMENT. Dr. Ross is an experienced, versatile, and results-oriented health care executive specializing in regulatory, scientific and operational issues in not-for-profit public and private health care. With proven capability in corporate leadership and public relations, government affairs, business development and marketing, Don built a successful integrated health management company for a major international health care organization. Don, with both academic and professional experience in quality assurance, utilization management, outcome research and clinical decision making, has spoken at numerous national and international conferences on trends and opportunities in healthcare and has created an extensive national and international network. In addition to his professional experience, Don holds a Masters degree in Clinical Epidemiology, is a Doctor of Dental Medicine, and has an honors Bachelors degree in neurophysiology from the University of British Columbia. Currently, Don is completing a Masters in Business Administration. He is a member of the Canadian College of Health Service Executives as well as board member of First Canadian Health Inc.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued to the Company's Chairman, Chief Executive Officer and Chief Operating Officer for the fiscal year ended December 31, 1999. No other executive officer has a total annual salary and bonus of more than U.S.$100,000 during the reporting periods.

                                                 Annual Compensation (US$)
                                                 -------------------------
                                                                             Other
Name And Principal Position                       Salary       Bonus      Compensation
---------------------------                       ------       -----      ------------
Ramesh Zacharias                       1999      $179,048     $67,300      $4,938(1)
Chief Executive Officer                1998      $151,088     $     0      $5,186(1)
                                       1997      $147,349     $     0      $9,436(1)

Carl Pahapill                          1999      $152,771     $67,300      $6,730
Chief Operating Officer, President     1998      $118,038     $16,863      $6,745
                                       1997      $126,403     $     0      $7,223

(1) In addition to being the Chief Executive Officer of the Company, Dr. Zacharias on occasion covers physician assignments that the Company is otherwise unable to fill. For each assignment that Dr. Zacharias covers, he is paid as an independent contracting physician. This amount represents fees paid to Dr. Zacharias for services rendered as a physician.

Employment Agreements

All of the Company's executive officers intend to offer their full business time to the affairs of the Company. The Company entered into employment agreements with both Dr. Zacharias and Mr. Pahapill. Dr. Zacharias' agreement provides that he will devote all of his business time to the Company in consideration of an annual salary of US$225,000 effective August 1, 1999 and a bonus of US $67,300 based on performance. The annual salary increases to US$250,000 per year during the final year. The agreement is for a term of three years, but may be terminated by the Company for cause, or without cause with penalty. Mr. Pahapill's agreement is for a term of three years, but may be terminated by the Company for cause or without cause with penalty. The agreement provides that Mr. Pahapill devote all of his business time to the Company in consideration of an annual salary of US$200,000 effective August 1, 1999 and a bonus of US$67,300 based on performance. The annual salary increases to US$225,000 per year during the final year.

Stock Option Plan

In November 1999, the Board of Directors and shareholders adopted and approved the Company's Stock Option Plan (the "Plan"). The Plan is to be administered by the Board of Directors or a committee appointed by the Board. Pursuant to the Plan, options to acquire an aggregate of 1,000,000 shares of Common Stock may be granted, 710,900 of which have been granted as of March 20, 2000. The Plan is to provide for grants to employees and directors of the Company. During the fiscal 1999, Med-Emerg granted 440,000 options to eligible employees at an exercise price between US$1.25 and US$1.87, and 800,000 options to the Named Executive Officers at an exercise price of US$1.50 under the Plan. No options were granted to eligible physicians during the fiscal year ended December 31, 1999.

               COMPARISON OF 22 MONTH CUMULATIVE TOTAL RETURN*
                     AMONG MED-EMERG INTERNATIONAL, INC.,
         THE NASDAQ HEALTH SERVICES INDEX AND THE RUSSELL 2000 INDEX


                                    [GRAPH]

                                                    CUMULATIVE TOTAL RETURN

                                  2/12/98   3/98   6/98   9/98   12/98   3/99   6/99   9/99   12/99
MED-EMERG INTERNATIONAL, INC.         100     91     66     43      35     29     47     38      38
RUSSELL 2000                          100    109    106     85      98     91    106     98      99
NASDAQ HEALTH SERVICES                100    106     96     72      82     73     91     67      67

$100 INVESTED ON 2/12/98 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING DECEMBER 31.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 2000, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock; (ii) all directors and officers as a group.

                                           Shares Of            Percentage
Name of Beneficial Owner(2)                Common Stock         Ownership
---------------------------                ------------         ----------

1245841 Ontario Inc (3)                    1,042,544            17.4%
Ramesh Zacharias (4)                       1,607,544            26.1%
  M.D., FRCSC
Robert Rubin (5)                             750,000            12.8%
Carl Pahapill (6)                            665,000            11.5%
Donald Wilson (7)                            592,783            11.2%
Martin Scullion (8)                          547,561            10.4%
Hampton House
  International (9)                          274,375             5.2%
Ambrose Group                                170,000             5.5%
All Officers and Directors as
a group (9 persons)
(4)(5)(6)(7)(8)(10)                        4,467,888            55.1%


(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Unless otherwise indicated, the address is c/o Med-Emerg International, Inc., 2550 Argentia Road, Suite 205, Mississauga, Ontario L5N 5R1, Canada.

(3) 1245841 Ontario Inc. is a Canadian company which is owned by Ramesh and Victoria Zacharias.

(4) Includes (i) 292,544 shares owned by 1245841 Ontario Inc., which is owned by Dr. and Mrs. Zacharias (ii) 565,000 shares issuable upon exercise of currently exercisable options granted under the Company's 1997 Stock Option Plan to Dr. Zacharias, and (iii) 750,000 shares of Common stock issuable upon conversion of up to 500,000 shares of Convertible Preferred Stock which preferred stock is currently held by 1245841 Ontario Inc., a company owned by Dr. and Mrs. Zacharias. For a period of ten years from issuance, each share of preferred stock is convertible into 1.5 shares of Common Stock and thereafter into such number of shares of Common Stock as is equal to U.S.$4,500,000 divided by the then current market price of the Common Stock on the date of conversion. For purposes of the above chart, the number of shares of Common Stock issuable upon conversion of the Preferred Stock was calculated by assuming a one for one and one-half conversion. Dr. Zacharias and Mrs. Zacharias each disclaim beneficial ownership of the shares owned by the other.

(5) Includes 700,000 shares of Common Stock currently issuable upon exercise of options.

(6) Includes 100,000 shares of Common Stock and 565,000 shares issuable upon exercise of options.

(7) Includes 580,283 shares of Common Stock and 57,085 shares issuable upon exercise of warrants and options.

(8) Includes 535,061 shares of Common Stock and 57,085 shares issuable upon exercise of warrants and options.

(9) These shares may be deemed to be owned by Peter Deeb, a past director of the Company. Mr. Deeb owns 75% of Hampton House and is its Chairman and Chief Executive Officer.

(10) Represents 2,426,221 voting securities currently owned and 2,041,667 voting securities issuable upon exercise of currently exercisable options issued under the Company's Stock Option Plan to Directors and Officers.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Between 1994 and 1996, the Company loaned an aggregate of $103,004 to Dr. Zacharias and Victoria Zacharias. In February 1998, the Company repurchased 37,456 shares of its common stock from Ramesh and Victoria Zacharias at a purchase price of US $2.75 per share. The aggregate consideration payable by the Company was used to repay all outstanding amounts owed by Dr. Zacharias and Victoria Zacharias and their affiliated companies.

In June 1996, the Company loaned Cdn$60,000 (US$43,940) to Carl Pahapill, the Company's President, to purchase 100,000 shares of Common Stock in the Company. The loan is non-interest bearing, unsecured with no specific terms of repayment.

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

On November 1, 1996, the Company granted Robert Rubin, a director, an option to purchase 700,000 shares of Common Stock at US$.75 per share and approved the issuance of 50,000 shares of Common Stock, all of which shares were issued in 1997 in consideration of services rendered to the Company as director. On December 31, 1999, Mr. Rubin exercised options for 58,333 common shares. Under a US $800,000 line of credit previously established between Mr. Rubin and the Company, Mr. Rubin advanced an aggregate of US $250,000 from July 1997 to January 1998.

In connection with the Bridge Financing in January 1997, the Company issued 8% promissory notes in the principal amount of US$500,000 and an aggregate of 125,000 shares of Common Stock to four investors for gross proceeds of US$500,000. Robert Rubin, a director of the Company, purchased a promissory note in the principal amount of US$150,000 and 37,500 shares of Common Stock. To comply with the National Association of Securities Dealers, Inc., Mr. Rubin and the another investor agreed to surrender to the Company for cancellation without consideration an aggregate of 62,500 shares of Common Stock obtained in the Bridge Financing. The Company remained obligated to repay the promissory notes issued to the two investors in the aggregate principal amount of US$250,000, upon the closing of the Initial Public Offering.

On February 25, 2000, the Company granted to each of Carl Pahapill and Dr. Ramesh Zacharias 500,000 fully vested non-escrowed shares of HealthyConnect.com, Inc. and an additional escrowed 500,000 shares of HealthyConnect.com, Inc. released upon meeting certain conditions.

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

3.2*       By-laws of the Company.

10.1       Employment Agreement between the Company and Ramesh Zacharias.

10.2       Employment Agreement between the Company and Carl Pahapill.

10.3*      Operating lease covering the Company's facilities.

10.4       Deleted.

10.4.1**   1997 Stock Option Plan (as amended).

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

10.8*      Form of Physician Contract for Clinical Operations.

10.9*      Form of Physician Contract for Emergency Services.

10.10* Letter of Credit Agreement dated April 17, 1997 between the Company and Robert Rubin.

10.11*     Amendment to April 17, 1997 Letter of Credit Agreement between the
           Company and Robert Rubin dated January 30, 1998.

21.1       Deleted.

21.1.1     List of Subsidiaries

23.1       Consent of Schwartz Levitsky Feldman, LLP, Chartered Accountants.

* Incorporated by reference to Registrant's registration statement on Form F-1, Registration Statement No. 333-21899.

** Incorporated by reference to Registrant's registration statement on Form S-8, filed on March 15, 2000.

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

DATE: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           /s/ Carl Pahapill
                           -------------------------------
                           Carl W. Pahapill
                           Director
                           DATE: March 30, 2000


                           /s/ Ramesh Zacharias
                           -------------------------------
                           Ramesh Zacharias
                           Director
                           DATE: March 30, 2000


                           /s/ Jeffery Lyons
                           -------------------------------
                           Jeffery Lyons
                           Director
                           DATE: March 30, 2000


                           /s/ Kathryn Gamble
                           -------------------------------
                           Kathryn Gamble
                           Director
                           DATE: March 30, 2000


                           /s/ Martin Scullion
                           -------------------------------
                           Martin Scullion
                           Director
                           DATE: March 30, 2000

                                AUDITORS' REPORT

To the Shareholders of
Med-Emerg International, Inc.

We have audited the consolidated balance sheets of Med-Emerg International, Inc. as at December 31, 1999 and 1998 and the consolidated statements of operations and deficit and cash flows for each of the years ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations cash flows for each of the years then ended in accordance with generally accepted accounting principles.

Canadian generally accepted accounting principles differ in some respects from those applicable in the United States of America (note 18).



/s/ Schwartz Levitsky Feldman, LLP

Chartered Accountants

Toronto, Ontario
March 16, 2000

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                        AS AT DECEMBER 31, 1999 AND 1998
                                    (IN US$)

                                                             1999                   1998
                                                         ------------           ------------
ASSETS

CURRENT ASSETS
     Cash and short term investments                     $    229,966           $  1,090,582
     Accounts receivable (note 4)                           2,453,700              1,806,094
     Prepaid expenses and other                               281,385                286,906
                                                         ------------           ------------
                                                            2,965,051              3,183,582
                                                         ------------           ------------

Capital assets (note 5)                                     2,329,847                576,974
Other assets (note 6)                                       4,005,768              1,239,880
Deferred income taxes (note 12)                               766,270                454,415
                                                         ------------           ------------
                                                         $ 10,066,936           $  5,454,851
                                                         ------------           ------------
                                                         ------------           ------------

LIABILITIES

CURRENT LIABILITIES
    Bank Indebtedness (note 7)                           $  1,401,096           $    136,678
    Accounts payable and accrued liabilities                1,917,153              1,490,764
    Restructuring reserve (note 3)                            356,889                 -
    Current portion of long-term debt (note 8)                172,145                 57,080
                                                         ------------           ------------
                                                            3,847,283              1,684,522

Long term debt (note 8)                                       518,338                 66,825
Deferred income taxes (note 12)                               470,384                 -
                                                         ------------           ------------
                                                            4,836,005              1,751,347
                                                         ------------           ------------

Commitments and contingencies (note 15)

     Capital Stock (note 9)                                 8,251,290              5,981,830
     Convertible Debenture (note 10)                          405,371                405,371
     Contributed surplus (note 11)                          1,022,100                980,325
     Deficit                                               (4,335,566)            (3,322,903)
     Cumulative translation adjustment                       (112,264)              (341,119)
                                                         ------------           ------------
                                                            5,230,931              3,703,504
                                                         ------------           ------------
                                                         $ 10,066,936           $  5,454,851
                                                         ------------           ------------
                                                         ------------           ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
               FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997
                                    (IN US$)

                                                                   1999                   1998                   1997
                                                               ------------           ------------           ------------
REVENUE                                                        $ 12,648,428           $ 10,308,103           $  8,358,937
PHYSICIAN FEES AND OTHER DIRECT COSTS                             8,877,139              7,984,116              6,319,934
                                                               ------------           ------------           ------------
                                                                  3,771,289              2,323,987              2,039,003
                                                               ------------           ------------           ------------
EXPENSES
     Salaries and benefits                                        1,838,276              1,214,351              1,234,737
     General and administration                                     493,541                361,813                371,846
     Occupancy costs and supplies                                   872,109                319,187                270,631
     Public company costs                                           301,591                202,518                      -
     Travel and marketing                                           201,610                148,330                118,225
     HealthyConnect.com development costs                           798,943                 84,555                      -
                                                               ------------           ------------           ------------
                                                                  4,506,070              2,330,754              1,995,439
                                                               ------------           ------------           ------------

(LOSS) INCOME BEFORE DEPRECIATION, INTEREST AND
     FINANCING EXPENSE, GOODWILL AMORTIZATION & TAXES              (734,781)                (6,767)                43,564

     Depreciation                                                   194,097                 79,417                 48,799
     Interest and financing expense                                  44,494                 12,584                321,335
     Goodwill amortization                                          167,235                 44,822                 43,749
                                                               ------------           ------------           ------------
                                                                    405,826                136,823                413,883
                                                               ------------           ------------           ------------

LOSS BEFORE INCOME TAXES                                         (1,140,607)              (143,590)              (370,319)
     Income taxes (recovery)                                       (262,138)               (37,333)               (29,332)
                                                               ------------           ------------           ------------


NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                          (878,469)              (106,257)              (340,987)

     Preferred share dividends                                     (134,194)              (117,752)                -
                                                               ------------           ------------           ------------

NET LOSS                                                         (1,012,663)              (224,009)              (340,987)

Deficit, beginning of the year                                   (3,322,903)            (7,130,277)            (6,789,290)
Restatement of excess of redemption price over
   issuance price of preference shares (note 9b)                     -                   4,031,383                 -
                                                               ------------           ------------           ------------

DEFICIT, END OF THE YEAR                                       $ (4,335,566)          $ (3,322,903)          $ (7,130,277)
                                                               ------------           ------------           ------------
                                                               ------------           ------------           ------------

BASIC AND FULLY DILUTED LOSS, PER SHARE (NOTE 13)              $      (0.30)          $      (0.08)          $      (0.18)
                                                               ------------           ------------           ------------
                                                               ------------           ------------           ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                          3,371,322              2,975,853              1,941,510
                                                               ------------           ------------           ------------
                                                               ------------           ------------           ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     AS AT DECEMBER 31, 1999, 1998 AND 1997
                                    (IN US$)

                                                                                   1999              1998              1997
                                                                               -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the year                                                     $  (878,469)      $  (106,257)      $  (340,987)
     Adjustments for:
          Amortization of capital assets                                           194,097            79,417            48,799
          Goodwill amortization                                                    167,235            44,822            43,749
          Amortization of bridge financing cost                                     -                  -               196,934
          Deferred income taxes                                                    180,877          (343,267)          (29,127)
          Stock compensation                                                        26,174             -               100,400
                                                                               -----------       -----------       -----------
                                                                                  (310,086)         (325,284)           19,768
     Increase (decrease) in non-cash working capital components (note 14)          172,783          (643,303)          (40,555)
                                                                               -----------       -----------       -----------
                                                                                  (137,302)         (968,587)          (20,787)
                                                                               -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to capital assets                                                (1,817,699)         (295,772)         (281,606)
     Business acquisitions (note 3)                                               (630,453)         (610,338)            -
     Other assets (note 14)                                                         23,890           174,173          (378,922)
                                                                               -----------       -----------       -----------
                                                                                (2,424,262)         (731,937)         (660,528)
                                                                               -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank indebtedness                                                           1,222,815          (846,365)          112,061
     Issuance of common shares (note 9a)                                             -             3,921,464           229,395
     Issuance of warrants  (note 9c)                                                41,775           106,111             -
     Repurchase of shares                                                           (1,542)         (113,025)            -
     Cancellation of surrendered common shares (note 9a)                             -              (119,313)            -
     Repurchase and cancellation of shares from a director (note 9a)                                 (96,944)            -
     Issuance of convertible debenture (note 10)                                     -               405,371             -
     Term loans                                                                    555,089             -                 -
     Obligation under capital lease                                                (12,047)           42,036            92,022
     Issuance/(repayment) of promissory notes                                        -              (634,754)          575,920
     Due from affiliates                                                             -                38,487            (3,491)
     Dividends paid on preference shares                                          (100,575)         (117,752)            -
                                                                               -----------       -----------       -----------
                                                                                 1,705,515         2,585,313         1,005,907
                                                                               -----------       -----------       -----------

Effect of foreign currency exchange rate changes                                    (4,566)         (181,808)            8,170

INCREASE (DECREASE) IN CASH AND SHORT-TERM                                        (860,616)          702,979           332,762
INVESTMENTS

Cash and short-term investments, beginning of year                               1,090,582           387,603            54,841
                                                                               -----------       -----------       -----------
Cash and short-term investments, end of year                                   $   229,966       $ 1,090,582       $   387,603
                                                                               -----------       -----------       -----------
                                                                               -----------       -----------       -----------

             The accompanying notes are an integral part of these
                     consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. is a publicly traded company listed on the NASDAQ Exchange. The Company completed its initial public offering in February, 1998.

Med-Emerg International Inc. is a physician management services organization specializing in the delivery of emergency and primary healthcare related services. The Company is committed through information technology and its physician management services to delivering an internet-based healthcare network with the objective of delivering quality and timely access to healthcare products and services. The Company has decided to continue to focus on the development of its internet based technology of HealthyConnect.com. Therefore, the Company has an on-going requirement to raise capital to finance the on-going technology developments of HealthyConnect.com.

The Company's operations are divided into three divisions, Physician and Nurse Recruitment, Physician Management Services and HealthyConnect.com.

On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At December 31, 1999, the Company had 14 contracts for physician staffing and 6 contracts for nurse staffing.

Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At December 31, 1999, the Company owned and managed 30 clinics.

HealthyConnect.com is an internet-based health portal that will connect physicians, patients, third party payors and consumers to a "virtual world" of healthcare products and services. The Company is electronically connecting its clinical facilities and establishing strategic partnerships in delivering a comprehensive healthcare program.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are expressed in US dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in Note 18.

The translation of the Financial Statements from Canadian dollars into United states dollars is performed for the convenience of the reader. Balance Sheet accounts are translated using the closing exchange rates in effect at the Balance Sheet date and income and expense accounts are translated using an average rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in the shareholders' equity.

a)   Basis of Consolidation

The financial statements consolidate, with minority interest, the accounts of Med-Emerg International Inc. and its wholly and partially owned subsidiaries (collectively called the "Company").

Significant intercompany accounts and transactions have been eliminated.

b)   Product Development and Start-up Costs

Direct costs incurred, net of any revenue, during the development and start-up period for a new clinic are deferred until the clinic reaches a commercial level of activity and is then amortized on a straight-line basis over five years. Direct costs incurred to develop HealthyConnect.com have been expensed as start-up costs of a technology organization in accordance with the more conservative accounting treatment under U.S. GAAP.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

c)   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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
          Leasehold improvements    5-10 years    Straight-line

e)   Goodwill

Goodwill is recorded at cost and is being amortized over a period of 10 to 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected future operating results. Impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or based on the fair value of the related business unit or activity. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows and future operating results are not achieved.

f)   Physician Contracts

In conjunction with the acquisition of YFMC Healthcare Inc. as described in note 3, the Company has assigned a value for long-term physician contracts secured under the transaction. These costs are being amortized over sixty months.

g)   Revenue Recognition

The Company recognizes revenues in its Physician and Nurse Recruiting division under its contracts with hospitals as its services are rendered, based on an accrual of the monthly fee for actual shifts worked, in accordance with the terms of the contracts. In addition, the Company recognizes revenues in its Physician Management Services division as medical services are rendered by physicians under contract with the Company, in accordance with the Provincial Health Insurance Plans. The Company bills and collects from these plans all fees relating to medical services rendered by the physicians.

h)   Deferred Income Taxes

The Company follows the "asset and liability method" of accounting for deferred income taxes under Canadian GAAP pursuant to which recognition is given to deferred taxes on all "temporary differences" (differences between accounting basis and tax basis of the Company's assets and liabilities) using tax rates expected to apply to taxable income in the years in which temporary differences are expected to be realized. The Company records deferred tax assets for the future tax benefits of non-capital losses carried forward, less a provision for any deferred tax assets where it is more likely than not that the asset will not be realized.

The Company did not recognize future tax benefits in connection with capital losses carried forward because it is not currently likely that the company would realize these tax benefits.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

3.   BUSINESS ACQUISITIONS

Effective November 5, 1999, the Company purchased all of the outstanding securities of YFMC Healthcare Inc. in exchange for similar securities of Med-Emerg International Inc. on the following basis:

     i. In the case of holders of YFMC Common Shares, one Med-Emerg Common Share was issued for every 6 7/8 shares of YFMC. This resulted in the issuance of 1,658,566 Med-Emerg Common Shares.
    ii. In the case of holders of YFMC Preferred Shares, one Med-Emerg Common Share was issued for every 10 YFMC First Preferred Shares, resulting in the issuance of 100,000 Med-Emerg Common Shares.
   iii. In the case of holders of YFMC Series A Warrants, one Med-Emerg Series A Warrant was issued for every 8 warrants of YFMC, resulting in the issuance of 44,585 Med-Emerg Series A Warrants.
    iv. In the case of holders of YFMC Series B Warrants, one Med-Emerg Series B Warrant was issued for every 8 warrants of YFMC, resulting in the issuance of 44,585 Med-Emerg Series B Warrants.
     v. In the case of holders of YFMC stock options, one Med-Emerg stock option for every 8 YFMC stock options.

The Company has determined that there will be integration costs associated with the business combination with YFMC Healthcare Inc. The Company plans to dispose of duplicate functions and unprofitable operations as part of a formal plan of integration. A liability of $356,889 has been established as the estimated cost of the integration plan. The Company expects to complete the plan by June 30, 2000.

The following pro forma statement of operations summarizes the results of operations as if the business combination had occurred on January 1, 1999:

     Revenue                                             $15,248,272
     Physician fees and other direct costs                 9,511,661
                                                         -----------
                                                           5,736,611
                                                         -----------
     Expenses
           Salaries and benefits                           2,761,128
           General and administration                        756,671
           Occupancy costs and supplies                    1,604,892
           Public company costs                              301,591
           Travel and marketing                              255,438
           HealthyConnect.com development costs              798,943
                                                         -----------
                                                           6,478,663
                                                         -----------
     Loss before amortization, interest and financing
           expenses, goodwill amortization and taxes        (742,052)
           Amortization                                      568,295
           Interest and financing expense                     64,771
           Goodwill amortization                             216,042
                                                         -----------
                                                             849,108
                                                         -----------
     Loss before income taxes                             (1,591,160)
           Income taxes (recovery)                          (406,974)
                                                         -----------
     Net loss                                            $(1,184,186)
                                                         -----------
                                                         -----------

In addition, during the fiscal year 1999, the Company also acquired ownership interest in the following companies that operate medical clinics: 45% of Medical Urgent Care Inc., 51% of Caremedics (Elmvale) Inc. and 51% of York Lanes Health Centres Ltd. The following is a summary of the assets purchased and liabilities assumed:

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

3.   BUSINESS ACQUISITIONS (cont'd)

                                            YFMC
                                         Healthcare        Other
                                            Inc.        Acquisitions       Total
                                         ------------------------------------------
     Current assets                      $   666,495     $  23,052      $   689,547
     Capital assets                        1,381,885       374,136        1,756,021
     Other long-term assets                  702,656             -          702,656
     Goodwill                              1,736,571       170,821        1,907,392
     Less liabilities assumed             (1,399,221)     (361,612)      (1,760,833)
     Less reverse for restructuring         (352,107)            -         (352,107)
     Less minority interest                        -       (28,221)         (28,221)
                                         ------------------------------------------
     Purchase price                        2,736,279       178,176        2,914,455
     Less: share consideration            (2,232,906)            -       (2,232,906)
     Less: stock options and warrants        (41,775)            -          (41,775)
                                         ------------------------------------------
     Cash consideration                  $   461,598     $ 178,176      $   639,774
                                         ------------------------------------------
                                         ------------------------------------------

4.   ACCOUNTS RECEIVABLE

                                      1999           1998
                                   -------------------------
Trade receivable                   $2,526,370     $1,844,939
Allowance for doubtful accounts       (72,670)       (38,845)
                                   -------------------------
                                   $2,453,700     $1,806,094
                                   -------------------------
                                   -------------------------

5.   CAPITAL ASSETS

                                            1999                        1998
                          ----------------------------------------    --------
                                        Accumulated
                              Cost      Amortization       Net           Net
                          ----------------------------------------    --------
Furniture and fixtures    $  184,057      $ 82,954      $  101,103    $ 52,825
Medical equipment            457,245        63,938         393,307     104,690
Computer software            126,739        78,357          48,382      10,695
Computer hardware            451,528       238,382         213,146     184,141
Leasehold improvements     1,794,288       220,379       1,573,909     224,623
                          ----------------------------------------    --------
                          $3,013,857      $684,010      $2,329,847    $576,974
                          ----------------------------------------    --------
                          ----------------------------------------    --------

Amortization for the year amounted to $171,663 ($79,389 for December 31, 1998).

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

6.   OTHER ASSETS

                                                                     1999          1998
                                                                  ------------------------
Goodwill at cost(net of accumulated amortization of
    $172,160; $82,955 at December 31, 1998)                       $2,828,700    $  792,734
Physician contracts (net of accumulated amortization
of $23,095; $nil at December 31, 1998)                               669,762             -
Deferred start-up costs (net of amortization of
   $46,323; $7,277 at December 31, 1998)                             255,040       284,063
Deferred charges relating to proposed financing                      143,851        68,273
Note receivable                                                       52,085        49,095
Due from affiliates, non-interest bearing, no
specific terms of repayments                                           7,830             -
Loan to officer, unsecured, non-interest bearing,
   repayable over a five-year period commencing February, 2000        41,571        39,185
Other                                                                  6,929         6,530
                                                                  ------------------------
                                                                  $4,005,768    $1,239,880
                                                                  ------------------------
                                                                  ------------------------

Note receivable

On June 29, 1998, the company purchased a note receivable, payable by the Estate of Dr. Donald Munro ("Estate"). The security for the note includes the 150,000 shares of Common Shares of the company and any proceeds from the sale of the Common Shares by the Estate must be applied to repay the note. The company demanded repayment of the note on April 1, 1999.

7.   BANK INDEBTEDNESS

The Company has credit facilities providing a total of $1,801,427 in demand operating lines of credit. The lines of credit bear interest at rates varying from prime plus 0.5% to prime plus 1% per annum. As security for one operating line, the Company has provided a first-ranking general assignment of accounts receivable, a general security, an assignment of all risk insurance policies and an assignment of key man life insurance of a director in the amount of $692,857. As security on another operating line, YFMC Healthcare Inc., a wholly-owned subsidiary of the Company, has provided a General Security Agreement. As security on a third facility, YFMC Healthcare (Alberta) Inc., a wholly-owned subsidiary of YFMC Healthcare Inc., has provided a General Security Agreement, unlimited guarantee of advances from YFMC Healthcare Inc. and an endorsement of fire insurance covering all office and equipment of YFMC Healthcare (Alberta) Inc.

8.   LONG-TERM DEBT

                                                                                          1999       1998
                                                                                       --------------------
Commercial term loan payable, interest at prime + 2%, repayable in equal monthly installments of $4,835 principal and interest secured by
     general security agreement, due June 2003                                          203,094           -
Bank loan payable, interest at prime + 2.5%, repayable in equal monthly installments of $1,519 plus interest government guaranteed, due
     September 2003                                                                     148,903           -
Bank loan, interest at 9.65%, repayable in equal monthly installments of $1,684 principal plus interest, secured by personal guarantee of
     a Shareholder, due August 2003                                                      61,400           -
Promissory note payable, non-interest bearing, repayable in equal
     monthly installments of $1,925, due June 2002                                       55,813           -
Non-revolving bank loan, interest at prime + 0.75%, repayable in equal monthly installments of $1,197 plus interest, secured by General Security

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

8.   LONG-TERM DEBT (cont'd)

                                                                                          1999       1998
                                                                                       --------------------
     Agreement, chattel mortgage and assignment of risk and key man
     life Insurance                                                                      52,906           -
Loans payable, interest rates varying from prime to prime + 1.5%, with monthly installments of principal and interest totaling $2,940, due
     between April 2000 and August 2002, secured by general security agreements          57,500           -

Obligations under capital lease                                                          70,894     123,905
Due to related parties, non-interest bearing, no specific terms of
    repayment                                                                            39,973           -
                                                                                       --------------------
                                                                                        690,483     123,905
Less: current portion                                                                  (172,145)    (57,080)
                                                                                       --------------------
                                                                                        518,338      66,825
                                                                                       --------------------
                                                                                       --------------------

The non-revolving bank loan is an available line of credit amounting to $692,857 for use in the acquisition of capital assets. At December 31, 1999, the Company had drawn $67,034 against the facility. Subsequent to December 31, 1999, the Company has drawn an additional $58,988 against the facility.

9.   CAPITAL STOCK

AUTHORIZED

Unlimited number of the following classes of shares and warrants:
     Preference shares, voting, non-redeemable, non-retractable, having a cumulative dividend of US$0.27 per share, convertible to common shares; Class "A", redeemable, retractable, non-cumulative preferred shares; Class "B", redeemable, retractable, non-cumulative preferred shares; Special shares, issuable in series, with rights, privileges and restrictions to be fixed by the directors;
     Common shares
     Common shares purchase warrants, redeemable, entitling holder to purchase one share of common stock at a price of US$4.50 per share up to February 11, 2003.

ISSUED

                                                  1999          1998
                                               ------------------------
500,000 Preference shares                      $  445,717    $  445,717
4,912,433 Common shares (3,096,544 in 1998)     7,699,462     5,430,002
1,437,500 Common stock purchase warrants          106,111       106,111
                                               ------------------------
                                               $8,251,290    $5,981,830
                                               ------------------------
                                               ------------------------

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998


9.   CAPITAL STOCK (cont'd)

                                                                        Common Shares
                                                                 Number               Amount
                                                               --------------------------------
Balance, December 31, 1997                                     1,990,000           $1,853,785
     Shares surrendered for cancellation                         (62,500)            (128,990)
     Shares repurchased for directors and cancelled              (37,456)             (96,944)
     Shares issued in connection with initial public           1,250,000            3,921,464
     offering
     Shares repurchased and cancelled                            (43,500)            (119,313)
                                                               --------------------------------

Balance, December 31, 1998                                     3,096,544            5,430,002
     Shares repurchased and cancelled                             (1,000)              (1,542)
     Shares issued in connection with an acquisition           1,758,556            2,232,906
     Shares issued under stock option plan                        58,333               38,096
                                                               --------------------------------

Balance, December 31, 1999                                     4,912,433           $7,699,462
                                                               --------------------------------
                                                               --------------------------------

                                                                           Warrants
                                                               -------------------------------
                                                                 Number              Amount
                                                               -------------------------------
Balance, December 31, 1997                                             -           $        -
     Warrants issued in connection with initial public         1,437,500              106,111
     offering

Balance, December 31, 1999 and 1998                            1,437,500           $  106,111
                                                               --------------------------------
                                                               --------------------------------

(a)  Common Shares

In January 1997, the Company completed a private offering and sale of promissory notes ("Bridge Notes") with a principal amount of $500,000. The Bridge Note holders also received 125,000 common shares having an ascribed value of $2.05 per common share. The value ascribed to the common shares was accounted for as a financing. Upon closing of the Offering, the Company repaid the principal balance of $500,000 plus interest on the promissory notes. In addition, the Company repaid $150,000 due to a director of the Company. Immediately preceding the closing of the Offering, certain investors in the Company's January 1997 private offering surrendered for cancellation an aggregate of 62,500 common shares. The effect of this event is a reduction in shareholders' equity of $128,990 and an equal reduction of other assets.

At December 31, 1997, the Company had issued 50,000 common shares to a director of the Company. The issuance of these shares was accounted for as compensation expense of $100,400 as the related services were rendered by the director.

Concurrent with the closing of the Initial Public Offering on February 20, 1998, the Company repurchased 37,456 Common Shares held by a director.

On February 20, 1998 the Company completed an Initial Public Offering (the "Offering") of 1,250,000 shares of Common Stock and 1,437,500 Class A Redeemable Common Stock Purchase Warrants for net initial public offering proceeds of $3,921,464.

In October 1998, the Board of Directors approved the repurchase over a three-month period of up to 5% of the outstanding common Shares of the Company. The Company repurchased and cancelled 44,500 common shares for an aggregate cost of $73,875. Share capital was reduced by $120,855 based on the assigned value per share and contributed surplus was increased by $46,292.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998


9.   CAPITAL STOCK (cont'd)

On November 5, 1999 the Company completed the acquisition of YFMC Healthcare Inc. ("YFMC"), as more fully described in Note 3 and issued 1,758,566 common shares.

On December 31, 1999, a director exercised stock options, resulting in the issuance of 58,333 Common Shares.

(b)  Preference Shares

Each preferred share is convertible into one and one-half shares of common stock of the Company at the option of the holder for a ten year period from the date of issuance. At the end of the ten year period, the Preferred Shares are convertible at the option of the holder into such number of shares of the Company's Common Shares as is equal to the ascribed value of $4,500,000 divided by the then current market value of the Common Shares. The preferred shares are entitled to receive a cumulative dividend of $0.27 per share payable in cash or equivalent common shares based on their then quoted market value from the date of closing of the initial public offering. The preference shares were, at the time of their issue, redeemable and retractable by the holder. On October 24, 1997, the attributes of the shares were changed and the shares ceased to be redeemable and retractable.

The December 31, 1999 quarterly dividend in the amount of $33,618 has not been paid but has been accrued in the accounts.

On August 21, 1998, the shareholders approved a reduction in the stated capital of the preferred shares. The issuance of the preferred shares was originally recorded in the amount of $4,500,000, based on the value ascribed to the shares translated at the exchange rate in effect at the date of issuance, and resulted in a charge of $4,031,383 to retained earnings, which represents the excess of the value ascribed to the preferred shares issued over the carrying value of the common shares cancelled. In 1998, the Company reduced the stated capital of the preferred shares by $4,031,383 and reduced the deficit by the same amount.

(c)  Warrants and Stock Option Plans

Under a stock option plan, a director was granted an option on November 1, 1996 to purchase 700,000 common shares of the Company at an exercise price of $0.75 per share. The difference of $934,033 between the fair market value of $2.05 per share and the exercise price of $0.75 per share has been charged to earnings and contributed surplus in 1996. On November 1, 1999 the Company entered into a Consulting Agreement with the director to provide consulting services. Compensation under the Consulting Agreement provides for the payment of the consulting fee to the director by the exercise of his options on an equal basis every quarter over the next three years with the original exercise price of $0.75 per share charged to earnings as consulting services rendered. On December 31, 1999, 58,333 options were exercised.

In connection with the Initial Public Offering, the Company issued 1,437,500 Class A Redeemable Common Stock Purchase Warrants for gross proceeds of $0.10 per warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $4.50 for a four year period commencing one year from the date of completion of the offering. In addition, the Underwriters were granted warrants entitling the Underwriters to purchase up to 125,000 shares of Common Stock and 125,000 warrants at a price per share of Common Stock or warrant equal to 150% of the Initial Public Offering price.

During 1998, the Company granted warrants to purchase 125,000 shares of common stock to a private investor. Each warrant entitles the holder to purchase one share of common stock at a price of $4.65 for a one-year period following the effective date of a registration statement to be filed with the Securities and Exchange Commission to register the warrant stock.

On September 27, 1999, the Company granted to each of two officers options to acquire 400,000 common shares at a price of $1.50 per share, of which 200,000 options to purchase common shares do not vest until certain performance criteria are met.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 1999 and 1998


9.   CAPITAL STOCK (cont'd)

In connection with the November 1999 acquisition of YFMC Healthcare Inc., the Company issued 44,585 Series A Warrants entitling the holders to purchase one share of Med-Emerg common stock at $2.70, 44,585 Series B Warrants entitling the holders to purchase one share of Med-Emerg common stock at $3.40, and for every 8 YFMC stock options, 1 option of Med-Emerg was issued at an exercise price of $1.75 for a total of 64,785 options issued.

Pursuant to the Stock Option Plan approved by the Shareholders, options to acquire an aggregate of 1,000,000 shares of common stock may be granted. The Stock Option Plan is to provide for grants to employees, consultants and directors of the Company to enable them to purchase shares. As at December 31, 1999, 364,100 options were still available to be granted under the Stock Option Plan.

The following table summarizes the stock options granted by the Company:

                                                           Number of Shares
                                      Option price      -----------------------
Expiry date                             per share         1999           1998
-------------------------------------------------------------------------------
April 2002                                   $2.50        176,500       207,100
April 2002                                   $4.25         19,400        19,400
April 2002                                   $0.75        641,667       700,000
Between September 2000

And September 2003                           $1.75         64,785             -
                                     Between $1.25
January 2004                             and $1.87        340,000             -
July 2004                                    $1.50        800,000             -
August 2004                                  $1.85        100,000             -
                                                        -----------------------
                                                        2,142,352       926,500
                                                        -----------------------
                                                        -----------------------

                                                          1999           1998
                                                        -----------------------
Outstanding, beginning of year                            926,500       926,500
     Granted                                            1,304,785             -
     Exercised                                            (58,333)            -
     Cancelled                                            (30,600)            -
                                                        -----------------------
Outstanding, end of year                                2,142,352       926,500
                                                        -----------------------
                                                        -----------------------

10.  CONVERTIBLE DEBENTURE

As part of the consideration for the purchase of JC Medical Management Inc. described in Note 3, the company issued a convertible debenture in the amount of $405,371. The debenture is convertible into 132,000 shares of common stock of the company if the company's stock meets a certain trading threshold within two years. Until the trading threshold is met, the company must pay a fixed monthly amount of $3,365. It is management's expectation that the trading threshold will be met within the two-year period.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998


11.  CONTRIBUTED SURPLUS

                                                                     1999         1998
                                                               -----------------------
Stock compensation - difference between fair market value
     and exercise price (note 9c)                              $  934,033     $934,033
Share repurchase - difference between cost per share and
     assigned value (note 9a)                                      46,292       46,292
Fair value of warrants and stock options issued in
     connection with the acquisition of YFMC Healthcare Inc.       41,775            -
                                                               -----------------------

                                                               $1,022,100     $980,325
                                                               -----------------------
                                                               -----------------------

12.  DEFERRED INCOME TAXES

In fiscal 1998, the Company implemented the recommendations of CICA Handbook
Section 3465, Accounting for Income Taxes. Under the new recommendations, the "asset and liability method" of accounting for deferred income taxes is used, which gives recognition to deferred taxes on all "temporary differences" (differences between accounting basis and tax basis of the Company's assets and liabilities) using current enacted tax rates. In addition, the new recommendations requires the Company to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a "valuation allowance" for any deferred tax assets where it is more likely than not that the asset will not be realized. Prior to the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation. There was no material impact on the financial statements resulting from this change.

The components of the future tax benefit classified by source of temporary differences that gave rise to the benefit are as follows:

                                                             1999           1998
                                                          -------------------------
Accounting amortization in excess of tax amortization     $ (138,406)     $   9,998
Losses available to offset future income taxes             1,256,821        533,920
Share issue costs                                            460,006        584,086
Valuation allowance                                         (812,151)      (673,589)
                                                          -------------------------
                                                          $  766,270      $ 454,415
                                                          -------------------------
                                                          -------------------------

At December 31, 1999, the Company has non-capital losses available for carry-forward of $1,834,684. These losses expire between 2003 and 2005. In addition, the Company has capital loss carry-forwards of approximately $254,971, which may be applied against future taxable capital gains. No accounting recognition has been given to the capital loss carry-forwards.

In connection with the acquisition of YFMC Healthcare Inc., the Company determined that the fair market value of the capital assets was greater than the tax value. The Company has recognized a liability for the temporary difference in the amount of $470,384.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998


13.  EARNINGS PER SHARE

                                                   1999           1998           1997
                                                 -------------------------------------
Net loss before preferred share dividend
     and goodwill, per share                     $(0.21)        $(0.02)        $(0.15)
Goodwill, per share                               (0.05)         (0.02)         (0.03)
                                                 -------------------------------------
Net loss before preferred share dividend,
     per share                                    (0.26)         (0.04)         (0.18)
Preferred share dividends, per share              (0.04)         (0.04)             -
                                                 -------------------------------------
Basic and fully diluted loss, per share          $(0.30)        $(0.08)        $(0.18)
                                                 -------------------------------------
                                                 -------------------------------------

14.  NOTES TO THE STATEMENT OF CASH FLOWS

(i)  Changes in Non-Cash Working Capital Components

                                                   1999           1998           1997
                                              ----------------------------------------
Accounts receivable                           $(522,234)     $(405,110)     $ (40,986)
Prepaid expenses and other                       22,337        (55,310)      (409,434)
Accounts payable and accrued liabilities        325,999       (182,883)       409,865
Reserve for restructuring                       346,681              -              -
                                              ----------------------------------------

                                              $ 172,783      $(643,303)     $ (40,555)
                                              ----------------------------------------
                                              ----------------------------------------

(ii) Changes in Other Assets

                                                   1999           1998           1997
                                              ----------------------------------------
Increase in deferred financing charges        $ (69,377)     $ 310,139      $(296,459)
Increase in deferred start-up costs                   -       (145,571)      (115,974)
Loan to Preventative Health Innovations               -              -         35,317
     Inc.
Increase in due from affiliates                  (7,607)             -              -
Increase in investment in Interhealth                 -              -         (1,806)
Non-cash stock option benefit                    39,260              -              -
Non-cash changes in goodwill                     61,614          9,605              -
                                              ----------------------------------------

                                              $  23,890      $ 174,173      $(378,922)
                                              ----------------------------------------
                                              ----------------------------------------

(iii) Interest and Income Taxes Paid

Operating activities reflect interest paid of $44,332 during the year ended December 31, 1999 (December 31, 1998 - $46,691; December 31, 1997 - $87,865)
and income taxes paid of $nil during the year ended December 31, 1999 (December 31, 1998 - $nil; December 31, 1997 - $nil).

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

15.  COMMITMENTS

The Company is committed to payments under operating leases of its premises and equipment totaling $2,623,166. Annual payments under operating leases are as follows:

               2000                $   764,226
               2001                    676,336
               2002                    542,419
               2003                    325,483
               2004                    154,244
               Thereafter              160,458
                                   -----------
                                   $ 2,623,166
                                   -----------
                                   -----------

Obligations under capital lease of total $64,883. Annual payments under capital leases are as follows:

               2000                $    44,635
               2001                     14,458
               2002                      5,037
               2003                        753
                                   -----------
                                   $    64,883
                                   -----------
                                   -----------

Rent and leasing expenses charged to operations for the year ended December 31, 1999 was $593,691 (December 31, 1998 - $192,773).


16.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The carrying value of accounts receivable, short-term investments, bank indebtedness, and accounts payable approximates the fair value because of the short-term maturities on these items.

The carrying amount of the long-term assets approximates the fair value of these assets.

The fair value of the company's long-term debt is estimated on the quoted market prices for the same or similar debt instruments. The fair value of the long-term debt approximates the carrying value.


17.  SUBSEQUENT EVENTS

On February 7, 2000, the Company secured $377,358 in supplier financing for the purchase of hardware, software and network support for the launch of HealthyConnect.com's e-health portal.

On February 10, 2000, the Company issued 320,000 shares to TekInsight.com Inc., a software engineering development company for the development and launch of HealthyConnect.com's e-health portal.

On February 18, 2000, the Company announced the signing of a Business Combination Agreement to purchase all of the issued and outstanding shares of Laser Rejuvenation Clinics Ltd. ("LRC") on the basis of one Med-Emerg common share and 1/3 of a warrant to purchase a Med-Emerg common share at a price of $3.00 per share for every 12.85 shares of LRC. The Company will issue approximately 1,167,000 common shares and approximately 389,000 warrants to purchase common shares in connection with the acquisition. The closing of the transaction is subject to regulatory and shareholder approvals.

On February 25, 2000, 75,000 stock options were granted to directors under the Stock Option Plan for their directorship services. The options have an exercise price of $2.62 per share and expire in February 2005.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

17.  SUBSEQUENT EVENTS (cont'd)

On February 25, 2000, the Board of Directors approved the issuance of 150,000 options to be granted to employees and physicians at management's discretion.

On February 25, 2000, the Board of Directors authorized the issuance of shares of HealthyConnect.com, Inc. as follows: 12,000,000 shares to Med-Emerg International Inc., 2,400,000 shares to officers and directors and 350,000 stock options to directors. HealthyConnect.com, Inc., a Delaware corporation, is a subsidiary of Med-Emerg International Inc.

On March 1, 2000, the Company issued a Private Placement Memorandum for equity financing. The Company currently is in the process of raising gross proceeds of $1,700,000 for the issuance of 935,000 common shares. To date, $400,000 has been raised. After deducting commissions and financing costs including the deferred financing costs as listed in Note 6, the Company will receive net proceeds of approximately $1,508,000.

18.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

18.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

CONSOLIDATED STATEMENTS OF OPERATIONS

If United States GAAP were employed, net loss for the period would be adjusted as follows:

                                                 1999                1998                1997
                                              ---------           ---------           ---------
Net loss based on Canadian GAAP               $(878,470)          $(106,258)          $(340,987)
Start-up costs amortized/(deferred)              35,720            (176,749)           (106,017)
Goodwill amortization                            (8,925)                  -                   -
                                              ---------           ---------           ---------
Net loss based on United States GAAP          $(851,675)          $(283,007)          $(447,004)
                                              ---------           ---------           ---------
Primary loss per share                        $   (0.25)          $   (0.10)          $   (0.23)
                                              ---------           ---------           ---------
                                              ---------           ---------           ---------

If United States GAAP were employed, deficit, other assets, deferred start-up costs, and total liabilities would be adjusted as follows:

                                                          1999                  1998
                                                      -----------           -----------
Deficit based on Canadian GAAP                        $(4,335,566)          $(3,322,903)
Start-up costs deferred                                  (255,040)             (274,683)
Goodwill amortization                                      (8,925)                    -
                                                      -----------           -----------
                                                      $(4,599,531)          $(3,597,586)
                                                      -----------           -----------
                                                      -----------           -----------

Other assets based on Canadian GAAP                   $ 4,005,768           $ 1,239,880
Start-up costs deferred                                  (255,040)             (274,683)
Goodwill on purchase of YFMC Healthcare Inc.            1,087,872                     -
                                                      -----------           -----------
                                                      $ 4,838,600           $   965,197
                                                      -----------           -----------
                                                      -----------           -----------

Total liabilities based on Canadian GAAP              $ 4,836,005           $ 1,751,347
Convertible debenture                                     405,371               405,371
                                                      -----------           -----------
                                                      $ 5,241,376           $ 2,156,718
                                                      -----------           -----------
                                                      -----------           -----------

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

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

18.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

(e)  Stock Compensation

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

For those transactions described in note 9 and under SFAS 123:

- the issuance of 125,000 common shares to promissory note holders resulted in a charge to income (finance expense) over the term of the related promissory note payable, at $2.05 per share equal to $256,250 of which $196,943 has been charged to earnings in the year ended December 31, 1997 and $50,470 has been charged to earnings in the year ended December 31, 1998.

- the issuance of 50,000 shares to a director for services rendered resulted in a charge to income at $2.05 per share equal to $100,400 in the year ended December 31, 1997.

- the issuance of an option on November 1, 1996 to a director to acquire 700,000 shares (note 9) has resulted in a charge to income equal to $934,033 in 1996 based on $2.05 per share, and the "minimum value" method of calculation permitted under SFAS 123 for non-public entities.

As allowed by SFAS 123, the Company has decided to continue to use Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for the Company's Stock Option Plan (the "Plan") for U.S. GAAP purposes, pursuant to which there is no significant difference between U.S. and Canadian GAAP in the accounting for the granting of options under the Plan.

(f)  Goodwill

Under U.S. GAAP, the purchase price of an acquisition involving the issuance of shares is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price used for the YFMC Healthcare Inc. acquisition under U.S. GAAP was $1.859. Under Canadian GAAP, the purchase price is determined based on the share price on the date the transaction is consummated. The share price used for the YFMC Healthcare Inc. acquisition under Canadian GAAP was $1.25.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

18.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under U.S. GAAP, based on an ascribed fair value of $0.364 for each of the 1,000,000 share warrants issued, share capital would be lower by $36,406 and, given that the stock purchase warrants were cancelled during the year, the carrying amount of contributed surplus would be increased by $36,406.

The effect on shareholders' equity would be as follows:

                                                                      1999                  1998
Capital stock (as previously shown)                               $ 8,251,290           $ 5,981,830
Captial stock issued on purchase of YFMC Healthcare Inc.            1,087,872                     -
Ascribed fair value of share purchase warrants issued                 (36,406)              (36,406)
                                                                  -----------           -----------
Capital stock - U.S. GAAP                                           9,302,756             5,945,424
Share purchase loan to officer                                        (44,978)              (44,978)
                                                                  -----------           -----------
Net capital stock - U.S. GAAP                                     $ 9,257,778           $ 5,900,446
                                                                  -----------           -----------

Convertible debenture (as previously shown)                       $   405,371           $   405,371
Convertible debenture included in long-term debt                     (405,371)             (405,371)
                                                                  -----------           -----------
Convertible debenture - U.S. GAAP                                 $     -               $     -
                                                                  -----------           -----------

Contributed surplus (as previoulsy shown)                         $ 1,022,100           $   980,325
Share purchase warrants                                                36,406                36,406
                                                                  -----------           -----------
Contributed surplus - U.S. GAAP                                   $ 1,058,506           $ 1,016,731
                                                                  -----------           -----------

Deficit - U.S. GAAP                                               $(4,599,531)          $(3,597,589)
                                                                  -----------           -----------

Shareholders equity (deficit) - U.S. GAAP                         $ 5,716,753           $ 3,319,588
                                                                  -----------           -----------
                                                                  -----------           -----------

(h)  Comprehensive Income

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

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

18.      CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

                                           1999                1998                1997
                                      ---------           ---------           ---------
Net income (loss) (US GAAP)           $(851,675)          $(283,007)          $(447,004)
Foreign currency translation
adjustment                               (4,565)           (181,810)              8,170
                                      ---------           ---------           ---------
Comprehensive income                  $(856,240)          $(464,817)          $(438,834)
                                      ---------           ---------           ---------
                                      ---------           ---------           ---------


19.  SEGMENTED INFORMATION

The Company operates under three divisions: Physician and Nurse Recruitment, Physician Management Services and HealthyConnect.com. All of the Company's operations are in Canada.

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

The HealthyConnect.com division, created in 1998, involves electronically linking clinical facilities and other healthcare service providers into a network. This internet-based network will provide healthcare professionals and consumers access to medical services, products, communications and information tools.

Details are as follows:

                                                                                  1999
                                                      ----------------------------------------------------------
                                                       Physician       Physician
                                                        & Nurse       Management    HealthyConnect
                                                       Recruiting      Services          .com       Consolidated
                                                      ----------------------------------------------------------
Revenue                                               $ 7,831,708     $ 4,816,720     $    -        $ 12,648,428
Gross margin                                            1,303,184       2,468,105          -           3,771,289
Operating income before Corporate Overhead
      and Public Company-related costs                    818,215         468,805      (798,943)         488,076
Corporate Overhead                                       (570,434)       (350,833)         -            (921,267)
Operating loss before Public Company-related costs        247,781         117,972      (798,943)        (433,190)
Public-Company-related costs                                                                            (301,592)
Operating loss                                                                                          (734,782)
Assets employed at year end                             3,348,895       6,718,041          -          10,066,935
Depreciation and amortization                             108,984         252,349          -             361,333
Capital expenditures                                       97,650       1,720,048          -           1,817,699

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998

19.      SEGMENTED INFORMATION (cont'd)

                                                                                  1998
                                                      ----------------------------------------------------------
                                                       Physician       Physician
                                                        & Nurse       Management    HealthyConnect
                                                       Recruiting      Services          .com       Consolidated
                                                      ----------------------------------------------------------
Revenue                                               $ 7,806,149     $ 2,498,898     $    -        $ 10,305,046
Gross margin                                            1,303,807       1,019,491          -           2,323,298
Operating income before Corporate Overhead
     and Public Company-related costs                     814,022         341,159       (84,530)       1,070,650
Corporate Overhead                                       (662,787)       (212,171)         -            (874,958)
Operating loss before Public Company-related costs        151,234         128,988       (84,530)         195,692
Public-Company-related costs                                                                            (202,458)
Operating loss                                                                                            (6,766)
Assets employed at year end                             3,864,407       1,492,126        98,463        5,454,997
Depreciation and amortization                              42,591          81,611          -             124,202
Capital expenditures                                      154,761         140,923          -             295,684

                                                                               1997
                                                      ---------------------------------------------------
                                                       Physician          Physician
                                                        & Nurse           Management
                                                       Recruiting          Services          Consolidated
                                                      ---------------------------------------------------
Revenue                                               $ 6,567,318         $ 1,791,619         $ 8,358,937
Gross margin                                            1,275,607             763,397           2,039,004
Operating income before Corporate Overhead
      and Public Company-related costs                    813,776             347,186           1,160,962
Corporate Overhead                                       (799,019)           (217,979)         (1,016,998)
Operating income before Stock Compensation                 14,758             129,207             143,965
Stock Compensation                                                                               (100,400)
Operating loss                                                                                     43,565
Assets employed at year end                             2,409,916           1,226,502           3,636,418
Depreciation and amortization                              46,979              45,569              92,548
Capital expenditures                                       66,460             215,146             281,606


20.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

21.  COMPARATIVE FIGURES

Certain figures in the 1998 financial statements have been reclassified to conform with the basis of presentation in 1999.