Form 10-Q
period 2000-03-31
MED EMERG INTERNATIONAL INC
filed 2000-05-17
CIK 1030179

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-13861

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of May 15, 2000, 5,653,825 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          MED-EMERG INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEET

        AS AT MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)
                                    (IN US$)

                                                               MARCH 31     DECEMBER 31
                                                                 2000           1999
                                                              -----------   ------------
ASSETS
CURRENT ASSETS
  Cash and short term investments...........................  $   113,669   $   229,966
  Accounts receivable.......................................    2,732,461     2,453,700
  Prepaid expenses and other................................      349,389       281,385
                                                              -----------   -----------
                                                                3,195,519     2,965,051
                                                              -----------   -----------
Capital assets..............................................    2,174,684     2,329,847
Other assets................................................    3,714,559     4,005,768
Deferred income taxes.......................................      880,736       766,270
                                                              -----------   -----------
                                                              $ 9,965,498   $10,066,936
                                                              ===========   ===========

LIABILITIES
CURRENT LIABILITIES
  Bank Indebtedness (note 3)................................  $ 1,101,002   $ 1,401,096
  Accounts payable and accrued liabilities..................    2,337,334     1,917,153
  Restructuring reserve.....................................      251,825       356,889
  Current portion of long-term debt.........................      179,896       172,145
                                                              -----------   -----------
                                                                3,870,057     3,847,283
Long term debt..............................................      496,192       518,339
Deferred income taxes.......................................      467,083       470,384
                                                              -----------   -----------
Commitments (note 7)........................................    4,833,332     4,836,005
                                                              -----------   -----------
Shareholders' Equity
  Capital Stock.............................................    8,648,495     8,251,290
  Convertible Debenture.....................................      405,371       405,371
  Contributed surplus.......................................    1,022,100     1,022,100
  Deficit...................................................   (4,794,733)   (4,335,566)
  Cumulative translation adjustment.........................     (149,067)     (112,264)
                                                              -----------   -----------
                                                                5,132,166     5,230,931
                                                              -----------   -----------
                                                              $ 9,965,498   $10,066,936
                                                              ===========   ===========

   The accompanying notes are an integral part of these interim consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                                    (IN US$)

                                                               MARCH 31      MARCH 31
                                                                 2000          1999
                                                              -----------   -----------
REVENUE.....................................................  $ 3,799,593   $ 2,797,820
PHYSICIAN FEES AND OTHER DIRECT COSTS.......................    2,274,554     2,034,293
                                                              -----------   -----------
                                                                1,525,039       763,527
                                                              -----------   -----------
EXPENSES
  Salaries and benefits.....................................      705,371       343,687
  General and administration................................      159,735       106,789
  Occupancy costs and supplies..............................      432,362       140,544
  Public company costs......................................       21,692        78,462
  Physician recruitment and marketing.......................       47,943        38,214
                                                              -----------   -----------
                                                                1,367,103       707,696
                                                              -----------   -----------
INCOME BEFORE HEALTHYCONNECT.COM, DEPRECIATION, AMORTIZATION
  INTEREST, TAXES & FINANCING COSTS.........................      157,936        55,831
  HealthyConnect.com development costs......................      465,944       102,639
                                                              -----------   -----------
LOSS BEFORE DEPRECIATION, AMORTIZATION, INTEREST, TAXES &
  FINANCING COSTS...........................................     (308,008)      (46,808)
                                                              -----------   -----------
  Depreciation..............................................       95,850        63,222
  Interest and financing expense............................       49,604         1,763
  Goodwill amortization.....................................       91,166       --
                                                              -----------   -----------
                                                                  236,620        64,985
                                                              -----------   -----------
LOSS BEFORE INCOME TAXES....................................     (544,628)     (111,794)
  Income taxes (recovery)...................................     (119,819)      (49,190)
                                                              -----------   -----------
NET LOSS BEFORE PREFERRED SHARE DIVIDENDS...................     (424,809)      (62,604)
  Preferred share dividends.................................      (34,358)      (33,685)
                                                              -----------   -----------
NET LOSS....................................................     (459,167)      (96,289)
Deficit, beginning of the period............................   (4,335,566)   (7,130,277)
                                                                  --            --
                                                              -----------   -----------
DEFICIT, END OF THE PERIOD..................................  $(4,794,733)  $(7,226,566)
                                                              ===========   ===========
BASIC AND FULLY DILUTED LOSS, PER SHARE.....................  $     (0.09)  $     (0.03)
                                                              ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES....................    5,243,825     2,975,853
                                                              ===========   ===========

   The accompanying notes are an integral part of these interim consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   AS AT MARCH 31, 2000 AND 1999 (UNAUDITED)

                                    (IN US$)

                                                              MARCH 31     MARCH 31
                                                                2000         1999
                                                              ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period...................................  $(424,809)  $  (62,604)
  Adjustments for:
    Amortization of capital assets..........................     95,850       63,222
    Goodwill amortization...................................     91,166       --
    Deferred income taxes...................................   (117,767)     (49,190)
    Stock compensation......................................     40,133       --
                                                              ---------   ----------
                                                               (315,427)     (48,572)
  Decrease in non-cash working capital components...........    (69,231)    (126,377)
                                                              ---------   ----------
                                                               (384,658)    (174,949)
                                                              ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to capital assets...............................     42,942     (381,113)
  Business acquisitions (note 4)............................     --         (128,685)
  Other assets..............................................    200,043       79,558
                                                              ---------   ----------
                                                                242,985     (430,240)
                                                              ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank indebtedness.........................................   (300,094)      --
  Issuance of common shares.................................    357,072       --
  Repurchase of shares......................................          0       (1,542)
  Term loans advanced.......................................     58,573      250,528
  Obligation under capital lease............................     --          (13,717)
  Repayment of debt.........................................    (72,969)      --
  Dividends paid on preference shares.......................     --          (33,685)
                                                              ---------   ----------
                                                                 42,582      201,584
                                                              ---------   ----------
Effect of foreign currency exchange rate changes............    (17,205)    (123,243)

DECREASE IN CASH AND SHORT-TERM INVESTMENTS.................   (116,296)    (526,848)
Cash and short-term investments, beginning of period........    229,965    1,090,582
                                                              ---------   ----------
Cash and short-term investments, end of period..............  $ 113,669   $  563,734
                                                              =========   ==========

   The accompanying notes are an integral part of these interim consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

    The Company's operations are divided into three divisions, Physician and Nurse Recruitment, Physician Management Services and HealthyConnect.com.

    On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At March 31, 2000, the Company had 14 contracts for physician staffing and 6 contracts for nurse staffing.

    Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At March 31, 2000, the Company owned and managed 28 clinics.

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

    These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          MED-EMERG INTERNATIONAL INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

3.  BANK COVENANTS

    The Company is required to comply with its bank covenant ratios. At
    March 31, 2000 the Company was not in compliance with these covenants. The Company is in the process of raising capital as indicated in note 7 under commitments.

4.  ACQUISITIONS

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

    The Company has determined that there will be integration costs associated with the business combination with YFMC Healthcare Inc. The Company plans to dispose of duplicate functions and unprofitable operations as part of a formal plan of integration. At December 31, 1999 a liability of $356,889 has been established as the estimated cost of the integration plan. The Company expects to complete the plan by June 30, 2000.

    In addition, during the fiscal year 1999, the Company also acquired ownership interest in the following companies that operate medical clinics:
    45% of Medical Urgent Care Inc., 51% of Caremedics

                          MED-EMERG INTERNATIONAL INC.

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    (Elmvale) Inc. and 51% of York Lanes Health Centres Ltd. The following is a summary of the assets purchased and liabilities assumed:

                                                             YFMC
                                                          HEALTHCARE       OTHER
                                                             INC.       ACQUISITIONS      TOTAL
                                                          -----------   ------------   -----------
    Current assets......................................  $   666,495    $  23,052     $   689,547
    Capital assets......................................    1,381,885      374,136       1,756,021
    Other long-term assets..............................      702,656           --         702,656
    Goodwill............................................    1,736,571      170,821       1,907,392
    Less liabilities assumed............................   (1,394,439)    (361,612)     (1,756,051)
    Less reverse for restructuring......................     (356,889)          --        (356,889)
    Less minority interest..............................           --      (28,221)        (28,221)
                                                          -----------    ---------     -----------
    Purchase price......................................    2,736,279      178,176       2,914,455
    Less: share consideration...........................   (2,232,906)          --      (2,232,906)
    Less: stock options and warrants....................      (41,775)          --         (41,775)
                                                          -----------    ---------     -----------
    Cash consideration..................................  $   461,598    $ 178,176     $   639,774
                                                          ===========    =========     ===========

                          MED-EMERG INTERNATIONAL INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

5.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

    These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

    Consolidated statements of operations

    If United States GAAP were employed, net loss for the period would be adjusted as follows:

                                                                    MARCH      MARCH
                                                                    2000        1999
                                                                  ---------   --------
    Net income (loss) based on Canadian GAAP....................  $(424,808)  $(62,605)
    Start-up costs amortized/(deferred).........................     11,055     11,055
    Deferred acquisition costs..................................    (15,641)   (40,125)
                                                                  ---------   --------
    Net loss based on United States GAAP........................  $(429,394)  $(91,675)
                                                                  ---------   --------
    Primary loss per share......................................  $   (0.08)  $  (0.03)
                                                                  =========   ========

    If United States GAAP were employed, deficit, other assets, prepaid and other assets, and total liabilities would be adjusted as follows:

                                                                     MARCH       DECEMBER
                                                                     2000          1999
                                                                  -----------   -----------
    Deficit based on Canadian GAAP..............................  $(4,794,733)  $(4,335,566)
    Start-up costs deferred.....................................     (241,754)     (255,040)
    Goodwill amortization.......................................      (91,166)       (8,925)
                                                                  -----------   -----------
                                                                  $(4,945,321)  $(4,599,531)
                                                                  ===========   ===========
    Other assets based on Canadian GAAP.........................  $ 3,714,559   $ 4,005,768
    Start-up costs deferred.....................................     (241,754)     (255,040)
    Goodwill on purchase of YFMC Healthcare Inc.................    1,094,907     1,087,872
                                                                  -----------   -----------
                                                                  $ 4,567,412   $ 4,838,600
                                                                  ===========   ===========

                          MED-EMERG INTERNATIONAL INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

5.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (con't)

    Total liabilities based on Canadian GAAP....................  $4,833,332   $4,836,005
    Convertible debenture.......................................     405,371      405,371
                                                                  ----------   ----------
                                                                  $5,238,703   $5,241,376
                                                                  ==========   ==========

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

                          MED-EMERG INTERNATIONAL INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

5.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

       For those transactions described in note 9 of the audited consolidated financial statements for Med-Emerg International Inc. for the year ended December 31, 1999 and under SFAS 123:

       - the issuance of 125,000 common shares to promissory note holders resulted in a charge to income (finance expense) over the term of the related promissory note payable, at $2.05 per share equal to $256,250 of which $196,943 has been charged to earnings in the year ended December 31, 1997 and $50,470 has been charged to earnings in the period ended December 31, 1998.

       - the issuance of 50,000 shares to a director for services rendered resulted in a charge to income at $2.05 per share equal to $100,400 in the year ended December 31, 1997.

       - the issuance of an option on November 1, 1996 to a director to acquire 700,000 shares (note 13) has resulted in a charge to income equal to $934,033 in 1996 based on $2.05 per share, and the "minimum value" method of calculation permitted under SFAS 123 for non-public entities.

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

                          MED-EMERG INTERNATIONAL INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

5.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

       The effect on shareholders' equity would be as follows:

                                                                     MARCH       DECEMBER
                                                                     2000          1999
                                                                  -----------   -----------
    Capital stock (as previously shown).........................  $ 8,648,495   $ 8,251,290
    Capital stock issued on purchase of YFMC Healthcare Inc.....    1,087,872     1,087,872
    Ascribed fair value of share purchase warrants issued.......      (36,406)      (36,406)
                                                                  -----------   -----------
    Capital stock -- U.S. GAAP..................................    9,699,961     9,302,756
    Share purchase loan to officer..............................      (44,978)      (44,978)
                                                                  -----------   -----------
    Net capital stock -- U.S. GAAP..............................    9,654,983     9,257,778
    Convertible debenture (as previously shown).................      405,371       405,371
    Convertible debenture included in long-term debt............     (405,371)     (405,371)
                                                                  -----------   -----------
    Convertible debenture -- U.S. GAAP..........................           --            --
    Contributed surplus (as previously shown)...................    1,022,100     1,022,100
    Share purchase warrants.....................................       36,406        36,406
                                                                  -----------   -----------
    Contributed surplus -- U.S. GAAP............................    1,058,506     1,058,506
                                                                  -----------   -----------
    Deficit -- U.S. GAAP........................................   (4,945,321)   (4,599,531)
                                                                  -----------   -----------
    Shareholders' equity (deficit) -- U.S. GAAP.................  $ 5,768,168   $ 5,716,753
                                                                  ===========   ===========

                          MED-EMERG INTERNATIONAL INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

5.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

                          MED-EMERG INTERNATIONAL INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

6.  SEGMENTED INFORMATION (cont'd)

    Details are as follows:

                                                                    MARCH 31, 2000
                                                   -------------------------------------------------
                                                   PHYSICIAN    PHYSICIAN
                                                    & NURSE     MANAGEMENT
                                                   RECRUITING    SERVICES     IHSDN     CONSOLIDATED
                                                   ----------   ----------   --------   ------------
    Revenue......................................  1,880,177    1,919,416          --     3,799,593
    Gross margin.................................    304,087    1,220,952          --     1,525,039
    Operating income before Corporate Overhead &
      Public Company-related costs...............    206,013      205,666    (465,944)      (54,265)
    Corporate Overhead...........................                                          (232,051)
    Public Company-related costs.................                                           (21,692)
                                                                                          ---------
    Operating loss...............................                                          (308,008)
    Assets employed at end of period.............  3,975,896    5,989,602          --     9,965,498
    Depreciation and amortization................     25,459       70,391          --        95,850
    Capital expenditures.........................     23,315       19,619          --        42,934

                                                                    MARCH 31, 1999
                                                   -------------------------------------------------
                                                   PHYSICIAN    PHYSICIAN
                                                    & NURSE     MANAGEMENT
                                                   RECRUITING    SERVICES     IHSDN     CONSOLIDATED
                                                   ----------   ----------   --------   ------------
    Revenue......................................  1,770,219    1,027,601          --     2,797,820
    Gross margin.................................    301,197      462,330          --       763,527
    Operating income before Corporate Overhead &
      Public Company-related costs...............    218,433      119,973    (102,639)      235,767
    Corporate Overhead...........................                                          (204,113)
    Public Company-related costs.................                                           (78,462)
                                                                                          ---------
    Operating loss...............................                                           (46,808)
    Assets employed at end of period.............  3,677,575    2,028,676     140,131     5,846,382
    Depreciation and amortization................     23,818       39,404          --        63,222
    Capital expenditures.........................     11,813      369,300          --       381,113

                          MED-EMERG INTERNATIONAL INC.

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

7.  COMMITMENTS

    On March 1, 2000, the Company issued a private placement memorandum for equity financing. The Company currently is in the process of raising gross proceeds of US$1,700,000 for the issuance of 935,000 common shares. To date the Company has raised gross proceeds of US$600,000.

    The Company is in the process of negotiating an agency agreement to raise funds for its development initiatives in HealthyConnect.com.

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

On March 29, 2000, HealthyConnect.com, Inc. and DocISP.com (King of Prussia, Pennsylvania), an internet service provider designed for physicians and allied health professionals, entered into a joint venture agreement to combine their on-line product offering. DocISP.com provides free unrestriced internet acces, web site hosting and support, e-mail, e-health commerce, customized medical news, research, practice management systems and tools, continuing medical education, and various other web-enabled capabilities currently under development. HealthyConnect.com and DocISP.com will co-brand their products and employ existing distribution and sales resources to establish products in the market.

On May 3, 2000, HealthyConnnect.com, Inc. and Harmonie Group, Inc. (Boston, Massachusetts) a leading provider of hospital based web enabled patient information management software, entered into a Letter of Intent whereby HealthyConnect.com, Inc. intends to acquire all of the outstanding shares of Harmonie Group, Inc. through a share exchange. Harmonie Group, Inc. developed a software called HARMONIE WEBKIT FOR HEALTH CARE, which delivers three essential functions: authoring/editing system, advanced content management capabilities and utilization of legacy data. The acquisition, which is subject to the completion of due diligence and execution of a definitive agreement, is scheduled to close on May 31, 2000.

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

The Company issued 1,758,556 Common Shares to complete the transaction. In addition, Med-Emerg substituted for every eight options to acquire YFMC Common Shares under the YFMC Stock Option Plan, the right to acquire one Med-Emerg Common Share at an exercise price of $1.75.

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

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2000 compared to First Quarter Ended March 31,
1999

REVENUES. Revenues increased by $1,001,773 or 35.8% from $2,797,820 in the first quarter of 1999 to $3,799,593 in the first quarter of 2000. The revenue growth is attributable to the clinic acquisitions and growth in nurse staffing.

Revenues generated by Physician Management Services increased by $891,815 or 86.8% from $1,027,601 in the first quarter of 1999 to $1,919,416 during the first quarter of 2000. The acquisition of YFMC Healthcare Inc. acquired in the last quarter of 1999 contributed $842,227 to revenue.

Revenues from Physician and Nurse Recruiting increased by $109,958 or 6.2% to $1,880,177 during the first quarter of 2000 from $1,770,719 during same period for 1999. The increase in revenue is attributed to the nurse staffing component which contributed an additional $39,380 to revenue in the first quarter of 2000 as compared to the same period last year. This increase came from a significant increase in the provision of services to one hospital under an existing contract plus the net addition of two contracts.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $240,261 or 11.8% from $2,034,293 in the first quarter of 1999 to $2,274,553 in the first quarter of 2000. Physician fees and other direct costs decreased as a percent of revenue, representing 59.9% of revenues for the quarter ended March 31, 2000 and 72.7% of revenues for the quarter ended March 31, 1999. The decrease as a percent of revenue is largely due to the mix of revenue between Physician & Nurse Recruiting and Physician Management Services. As the Physician Management Services revenues increase, the larger gross margin related to Physician Management Services causes a decrease in physician fees and other direct costs as a percent of revenue.

Physician fees and other direct costs of the Physician Management Services division increased by $133,193 or 23.6% from the first quarter of 2000 compared to the same period in 1999. This increase is consistent with the increase in revenue.

Physician fees and other direct costs of the Physician & Nurse Recruiting division increased by $107,068 or 7.3% from the first quarter of 2000 compared to the same period in 1999. This increase is consistent with the increase in revenue.

OPERATING EXPENSES. Operating expenses have increased by $1,022,712 or 126.2% to $1,833,047 in the first quarter of 2000 from $810,335 in the first quarter of 1999. There are several factors contributing to the increase in operating expenses, including the development of the IHSDN division and the clinic acquisitions in 1999.

The company recently launched an integrated health services delivery network called HealthyConnect.com. This internet-based healthcare network will connect physicians, hospitals, third party payors and consumers and allow all participants to access and exchange healthcare related information, purchase products and services, and communicate more cost-effectively with one another. During the first quarter of 2000, the company expensed $465,944 on the development of this concept and $102,639 during the first quarter of 1999.

The company completed the acquisition of a controlling interest in three other companies, all of which operate medical clinics, in the first quarter of 1999 and acquired YFMC Healthcare Inc. in the last quarter of 1999. These acquisitions added $748,796 to operating expenses in the first quarter of 2000.

NET PROFIT/LOSS. As a result of the above items, the company reported income before HealthyConnect.com, depreciation, amortization, interest, taxes and financing costs of $157,936 for the three months ended March 31, 2000 as compared to $55,831 for the three months ended March 31, 1999. The Company reported a net loss of $424,809 for the three months ended March 31, 2000 as compared $62,604 for the three months ended March 31, 1999.

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

As at March 31, 2000, the company's working capital deficit totaled $674,538. The company has available credit facilities for up to approximately CDN$4,500,000 (US$3,095,975). The Company established credit facilities that provide operating lines of credit amounting to CDN$2,600,000 (US$1,788,786), bearing interest at the bank's prime lending rate plus 0.5% to 1.0% per annum with interest payable monthly, and capital lines of credit amounting to CDN$1,850,000 (US$1,272,800). The capital lines of credit bear varying interest rates from the bank's prime lending rate plus 0.75% to 9.65% per annum. As at March 31, 2000, the Company has drawn approximately CDN$1,600,306 (US$1,101,002) against the operating facility and CDN$515,385 (US$354,584) against the capital facility.

On March 1, 2000, the Company issued a private placement memorandum for equity financing. The Company currently is in the process of raising gross proceeds of US$1,700,000 for the issuance of 935,000 common shares. In March, the company raised gross proceeds of US$500,000 on the issuance of 250,000 shares of Med-Emerg International Inc. Subsequent to the end of the quarter, the company raised additional gross proceeds of US$100,000 on the issuance of 50,000 shares.

The Company is in the process of negotiating an agency agreement to raise funds for its development initiatives in HealthyConnect.com.

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

                                          MED-EMERG INTERNATIONAL INC.

                                          By: __________________________________
                                            Carl Pahapill
                                            President and Chief Operating
                                          Officer

Date: May 15, 2000