Form 10-Q
period 2000-06-30
MED EMERG INTERNATIONAL INC
filed 2000-08-22
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                 OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  As of August 15, 2000, 5,653,825 shares of the registrant's Common Stock were outstanding.

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
         AS AT JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)
                                    (IN US$)


                                                                           June 30          December 31
                                                                             2000               1999
                                                                       --------------    ---------------
ASSETS

CURRENT ASSETS
         Cash and short term investments                                $    156,229       $    229,965
         Accounts receivable                                               2,364,887          2,453,701
         Prepaid expenses and other                                          504,800            281,384
                                                                       --------------     --------------
                                                                           3,025,916          2,965,050
                                                                       --------------     --------------

Capital assets                                                             3,621,517          2,329,847
Other assets                                                               3,649,782          4,005,769
Deferred income taxes                                                      1,006,999            766,270
                                                                       --------------     --------------
                                                                        $ 11,304,211       $ 10,066,936
                                                                       ==============     ==============

LIABILITIES

CURRENT LIABILITIES
         Bank Indebtedness (note 3)                                     $  1,601,333        $ 1,401,096
         Accounts payable and accrued liabilities                          2,258,980          1,917,153
         Restructuring reserve                                               165,611            356,889
         Current portion of long-term debt                                   134,348            172,145
                                                                       --------------     --------------
                                                                           4,160,272          3,847,283

Long term debt                                                               416,714            518,339
Minority interest                                                          1,541,559               --
Deferred income taxes                                                        458,534            470,384
                                                                       --------------     --------------
Commitments (note 7)                                                       6,577,078          4,836,005
                                                                       --------------     --------------

SHAREHOLDERS' EQUITY
         Capital Stock                                                     8,648,495          8,251,290
         Convertible Debenture                                               405,371            405,371
         Contributed surplus                                               1,022,100          1,022,100
         Deficit                                                          (5,471,821)        (4,335,566)
         Cumulative translation adjustment                                   122,990           (112,264)
                                                                       --------------     --------------
                                                                           4,727,135          5,230,931
                                                                       --------------     --------------
                                                                        $ 11,304,211       $ 10,066,936
                                                                       ==============     ==============


   The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED),
                          AND JUNE 30, 1999 (UNAUDITED)
                                    (IN US$)

                                                                     Three Months Ended             Six Months Ended
                                                                 --------------------------    --------------------------
                                                                    June 30       June 30        June 30        June 30
                                                                     2000           1999           2000           1999
                                                                 -----------    -----------    -----------    -----------
REVENUE                                                          $ 4,519,235    $ 3,099,076    $ 8,318,818    $ 5,896,897
PHYSICIAN FEES AND OTHER DIRECT COSTS                              2,843,671      2,223,994      5,118,225      4,258,288
                                                                 -----------    -----------    -----------    -----------
                                                                   1,675,555        875,082      3,200,593      1,638,609
                                                                 -----------    -----------    -----------    -----------
EXPENSES
          Salaries and benefits                                      928,130        407,421      1,633,501        751,108
          General and administration                                 101,001        152,856        260,736        259,645
          Occupancy costs and supplies                               475,178        182,326        907,540        322,871
          Public company costs                                        33,785         75,139         55,477        153,600
          Physician recruitment and marketing                         28,076         36,908         76,019         75,123
                                                                 -----------    -----------    -----------    -----------
                                                                   1,566,171        854,650      2,933,274      1,562,346
                                                                 -----------    -----------    -----------    -----------
 INCOME BEFORE HEALTHYCONNECT.COM, DEPRECIATION,
          AMORTIZATION, INTEREST, TAXES & FINANCING COSTS            109,384         20,432        267,319         76,263
          HealthyConnect.com development costs                       703,192        103,503      1,169,136        206,142
 INCOME BEFORE DEPRECIATION, AMORTIZATION                        -----------    -----------    -----------    -----------
          INTEREST, TAXES & FINANCING COSTS                         (593,808)       (83,071)      (901,616)      (129,879)
                                                                 -----------    -----------    -----------    -----------
          Depreciation                                                91,083         76,660        186,933        139,883
          Interest and financing expense                              45,341          5,810         94,946          7,573
          Goodwill amortization                                       94,174         93,115        185,339         93,115
                                                                 -----------    -----------    -----------    -----------
                                                                     230,597        175,585        467,217        240,571
                                                                 -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES AND GOODWILL AMORTIZATION                  (824,406)      (258,657)    (1,369,034)      (370,450)
          Income taxes (recovery)                                   (181,369)       (72,838)      (301,188)      (122,028)
                                                                 -----------    -----------    -----------    -----------
NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                           (643,037)      (185,818)    (1,067,846)      (248,422)
          Preferred share dividends                                  (34,051)       (33,032)       (68,409)       (66,717)
                                                                 -----------    -----------    -----------    -----------
NET LOSS                                                            (677,088)      (218,851)    (1,136,255)      (315,139)
Deficit, beginning of the year                                    (4,794,733)    (7,226,566)    (4,335,566)    (7,130,277)
                                                                 -----------    -----------    -----------    -----------
DEFICIT, END OF THE YEAR                                         $(5,471,821)   $(7,445,416)   $(5,471,821)   $(7,445,416)
                                                                 ===========    ===========    ===========    ===========
BASIC AND FULLY DILUTED LOSS, PER SHARE                          $     (0.12)   $     (0.07)   $     (0.20)   $     (0.11)
                                                                 ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                           5,653,825      2,975,853      5,653,825      2,975,853
                                                                 ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          AS AT JUNE 30, 2000 (UNAUDITED) AND JUNE 30, 1999 (UNAUDITED)
                                    (IN US$)



                                                                                           June 30                  June 30
                                                                                            2000                     1999
                                                                                    ---------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the period                                                              $ (1,067,846)             $ (248,422)
       Adjustments for:
              Amortization of capital assets                                                     186,933                 139,298
              Goodwill amortization                                                              185,339                       -
              Amortization of bridge financing costs                                                   -                (136,156)
              Deferred income taxes                                                             (301,188)                      -
              Stock compensation                                                                  39,398                       -
                                                                                    ---------------------     -------------------
                                                                                                (957,363)               (245,281)
       Increase (decrease) in non-cash working capital components                                (16,812)               (301,818)
                                                                                    ---------------------     -------------------
                                                                                                (974,175)               (547,099)
                                                                                    ---------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to capital assets                                                            (1,478,603)               (428,805)
       Business acquisitions (note 4)                                                                  -                (130,365)
       Other assets                                                                              170,648                 (21,128)
                                                                                    ---------------------     -------------------
                                                                                              (1,307,955)               (580,298)
                                                                                    ---------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Bank indebtedness                                                                         200,237                 226,371
       Issue of common shares                                                                    357,806                       -
       Repurchase of shares                                                                            -                  (1,542)
       Term loans                                                                                      -                       -
       Obligation  / (obligations repaid) under capital lease                                    (37,797)                (28,347)
       Issuance/(repayment) of debt                                                             (101,625)                      -
       Due from affiliates                                                                             -                  20,197
       Minority interest                                                                       1,541,559                       -
       Dividends paid on preference shares                                                             -                 (67,042)
                                                                                    ---------------------     -------------------
                                                                                               1,960,181                 149,638
                                                                                    ---------------------     -------------------

Effect of foreign currency exchange rate changes                                                 248,212                 (18,772)

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                           (73,736)               (996,531)
Cash and short-term investments, beginning of year                                               229,965               1,090,582
                                                                                    ---------------------     -------------------
Cash and short-term investments, end of year                                                $    156,229              $   94,051
                                                                                    =====================     ===================


        The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999


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

         The Company's operations are divided into three divisions, Physician and Nurse Recruitment, Physician Management Services and
         HealthyConnect.com.

         On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At June 30, 2000, the Company had 14 contracts for physician staffing and 6 contracts for nurse staffing.

         Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At June 30, 2000, the Company owned and managed 28 clinics.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999


3.       BANK COVENANTS

         The Company is required to comply with its bank covenant ratios. At June 30, 2000 the Company was not in compliance with these covenants. The Company is in the process of raising capital as indicated in note 7 under commitments.


4.       ACQUISITIONS

         On June 19, 2000, the Company, through its subsidiary, Healthyconnect.com, Inc., purchased all of the outstanding securities of Harmonie Group, Inc. (Boston, Massachusetts), a leading provider of hospital based web enabled patient information management software. The Company purchased the securities of Harmonie in exchange for 2,600,000 Healthyconnect.com, Inc. common shares. Further, in the event that Healthyconnect.com, Inc. does not become a publicly traded company within fourteen months of the close of the transaction, the former shareholders of Harmonie shall have the option to convert the Healthyconnect.com, Inc. common shares into an aggregate 1,100,000 Med-Emerg common shares and a $1,425,000 convertible debenture, payable at Med-Emerg's sole option, in either cash or shares, for a period of five (5) years.

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

         The Company has determined that there will be integration costs associated with the business combination with YFMC Healthcare Inc. The Company plans to dispose of duplicate functions and unprofitable operations as part of a formal plan of integration. At December 31, 1999 a liability of $356,889 has been established as the estimated cost of the integration plan. The Company expects to complete the plan by September 30, 2000.

         In addition, during the fiscal year 1999, the Company also acquired ownership interest in the following companies that operate medical clinics: 45% of Medical Urgent Care Inc., 51% of Caremedics (Elmvale) Inc. and 51% of York Lanes Health Centres Ltd. The following is a summary of the assets purchased and liabilities assumed with the exception of Harmonie Group, Inc.:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999


4.       ACQUISITIONS (cont'd)

                                                  YFMC
                                               Healthcare           Other
                                                  Inc.           Acquisitions        Total
                                            --------------------------------------------------
         Current assets                          $   666,495      $    23,052      $   689,547
         Capital assets                            1,381,885          374,136        1,756,021
         Other long-term assets                      702,656             --            702,656
         Goodwill                                  1,736,571          170,821        1,907,392
         Less liabilities assumed                 (1,394,439)        (361,612)      (1,756,051)
         Less reverse for restructuring             (356,889)            --           (356,889)
         Less minority interest                         --            (28,221)         (28,221)
                                            --------------------------------------------------
         Purchase price                            2,736,279          178,176        2,914,455
         Less: share consideration                (2,232,906)            --         (2,232,906)
         Less: stock options and warrants            (41,775)            --            (41,775)
                                            --------------------------------------------------
         Cash consideration                      $   461,598      $   178,176      $   639,774
                                            --------------------------------------------------
                                            --------------------------------------------------


5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

         These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

         Consolidated statements of operations

         If United States GAAP were employed, net loss for the period would be adjusted as follows:



                                                                  June            June
                                                                  2000            1999
                                                                -----------    -----------
         Net income (loss) based on Canadian GAAP               $(1,067,846)   $ (248,422)
         Start-up costs amortized/(deferred)                         11,055        11,055
         Deferred acquisition costs
                                                                -----------    -----------
         Net loss based on United States GAAP                   $(1,056,791)   $ (237,367)
                                                                -----------    -----------
         Primary loss per share                                 $     (0.19)   $    (0.08)
                                                                -----------    -----------
                                                                -----------    -----------


MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999


5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

         If United States GAAP were employed, deficit, other assets, prepaid and other assets, and total liabilities would be adjusted as follows:




                                                                                 June             December
                                                                                 2000               1999
                                                                             -------------      -------------
           Deficit based on Canadian GAAP                                    $  (5,471,821)     $  (4,335,566)
           Start-up costs deferred                                                (231,096)          (255,040)
           Goodwill amortization                                                  (185,339)            (8,925)
                                                                             -------------      -------------
                                                                             $  (5,888,256)     $  (4,599,531)
                                                                             -------------      -------------
                                                                             -------------      -------------
           Other assets based on Canadian GAAP                               $   3,649,782      $   4,005,768
           Start-up costs deferred                                                (231,096)          (255,040)
           Goodwill on purchase of YFMC Healthcare Inc.                          1,098,895          1,087,872
                                                                             -------------      -------------
                                                                             $   4,517,581      $   4,838,600
                                                                             -------------      -------------
                                                                             -------------      -------------

           Total liabilities based on Canadian GAAP                          $   6,577,078      $   4,836,005
           Convertible debenture                                                   405,371            405,371
                                                                             -------------      -------------
                                                                             $   6,982,449      $   5,241,376
                                                                             -------------      -------------
                                                                             -------------      -------------

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999


5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999



5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999



5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

                The effect on shareholders' equity would be as follows:



                                                                                  June            December
                                                                                  2000              1999
                                                                             --------------     --------------
         Capital stock (as previously shown)                                 $    8,648,495     $    8,251,290
         Capital stock issued on purchase of YFMC Healthcare Inc.                 1,087,872          1,087,872
         Ascribed fair value of share purchase warrants issued                      (36,406)           (36,406)
                                                                             --------------     --------------
         Capital stock - U.S. GAAP                                                9,699,961          9,302,756
         Share purchase loan to officer                                             (44,978)           (44,978)
                                                                             --------------     --------------
         Net capital stock - U.S. GAAP                                            9,654,983          9,257,778
                                                                             --------------     --------------
         Convertible debenture (as previously shown)                                405,371            405,371
         Convertible debenture included in long-term debt                          (405,371)          (405,371)
                                                                             --------------     --------------
         Convertible debenture - U.S. GAAP                                              -                  -
         Contributed surplus (as previously shown)                                1,022,100          1,022,100
         Share purchase warrants                                                     36,406             36,406
                                                                             --------------     --------------
         Contributed surplus - U.S. GAAP                                          1,058,506          1,058,506
                                                                             --------------     --------------
         Deficit - U.S. GAAP                                                     (5,888,256)        (4,599,531)
                                                                             --------------     --------------
         Shareholders' equity (deficit) - U.S. GAAP                          $    4,825,233     $    5,716,753
                                                                             --------------     --------------
                                                                             --------------     --------------



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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999


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

         Details are as follows:

                                                                 June 30, 2000
                                               ---------------------------------------------------
                                               Physician      Physician
                                               & Nurse        Management
                                               Recruiting     Services      IHSDN     Consolidated
                                               ---------------------------------------------------
                                                          Three months ended June 30, 2000
                                               ---------------------------------------------------
Revenue                                        1,915,824   2,603,401          -        4,519,225
Gross Margin                                     397,733   1,277,822          -        1,675,555

Operating income before Corporate Overhead       260,077    (303,585)      (703,180)    (746,688)
& Public Company-related costs                                                               -
Corporate Overhead                                  -           -              -         (43,933)
Public Company-related costs                        -           -              -         (33,785)
                                                                                       ------------
Operating loss                                                                          (824,406)



                                                       Six months ended June 30, 2000
                                               ---------------------------------------------------
Revenue                                        3,754,768   4,564,050           -       8,318,818
Gross Margin                                     694,031   2,506,562           -       3,200,593

Operating income before Corporate Overhead       460,933    (417,110)    (1,155,994)  (1,112,170)
& Public Company-related costs
Corporate Overhead                                                                      (202,011)
Public Company-related costs                                                             (54,852)
                                                                                      -----------
Operating loss                                                                        (1,369,034)


Assets employed at period end                  3,205,911  $7,355,206        163,571   10,724,688
Depreciation and amortization                      -         368,235         -           368,235
Capital Expenditures                              25,764  $ (311,860)     1,138,938      954,072
                                               --------------------------------------------------
                                               --------------------------------------------------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999


6.       SEGMENTED INFORMATION (cont'd)




                                                                            June 30, 1999
                                                     ----------------------------------------------------------
                                                       Physician       Physician
                                                         & Nurse      Management
                                                      Recruiting        Services       IHSDN       Consolidated
                                                      ----------      -----------      -----       ------------
                                                                   Three months ended June 30, 1999
                                                                   --------------------------------
           Revenue                                     1,976,688       1,122,389                     3,099,076
           Gross margin                                  336,377         538,704                       875,082

           Operating income before Corporate Overhead
             & Public Company-related costs              237,724          76,287       (103,942)       210,069
           Corporate Overhead                                                                         (393,593)
           Public Company-related costs                                                                (75,133)
                                                                                                   ------------
           Operating loss                                                                             (258,657)

                                                                   Six months ended June 30, 1999
                                                                   ------------------------------
           Revenue                                     3,746,672       2,150,361             -       5,897,033
           Gross margin                                  637,534       1,000,673             -       1,638,207

           Operating income before Corporate Overhead
             & Public Company-related costs              237,724          76,287       (103,942)       210,069
           Corporate Overhead                                                                         (393,593)
           Public Company-related costs                                                                (75,133)
                                                                                                   ------------
           Operating loss                                                                             (258,657)


           Assets employed at end of period            3,677,575       2,028,676        140,131      5,846,382
           Depreciation and amortization                  23,818          39,404             -          63,222
           Capital expenditures                           11,813         369,300             -         381,113




7.       COMMITMENTS

         On March 1, 2000, the Company issued a private placement memorandum for equity financing pursuant to which the Company sold 300,000 shares of its common stock at a price of $2.00 per share resulting in gross proceeds of $600,000.

         On May 25, 2000, the Company and Healthyconnect.com, Inc. entered into an agency agreement with BNP (Canada) Securities Inc. wherein BNP will act as agent for a private placement of Healthyconnect.com, Inc. Common Shares. The terms and conditions of the agreement, provides, amongst other things, the following: (1) the size of the offering will have an aggregate value of $6,000,000US, representing a value of 30% of the Healthyconnect.com, Inc. Common Shares;
         (2) Subscribers of the offering shall have the right to convert their Healthyconnect.com, Inc. Common Shares into Med-Emerg
         Common Shares, exchangeable upon certain conditions to be negotiated. In the event that subscribers of the offering elect to convert their Healthyconnect.com, Inc. Common Shares into Med-Emerg Common Shares, then holders of Med-Emerg Common
         Shares, at such time, will have their interests in Med-Emerg diluted. To date, the Company raised $300,000 on the issuance of 433,928 common shares and 433,928 warrants (convertible at $0.69136USD) shares of HealthyConnect.com, Inc.

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

On March 29, 2000, HealthyConnect.com, Inc. and DocISP.com (King of Prussia, Pennsylvania), an internet service provider designed for physicians and allied health professionals, entered into a joint venture agreement to combine their on-line product offering. DocISP.com provides free unrestricted internet access, web site hosting and support, e-mail, e-health commerce, customized medical news, research, practice management systems and tools, continuing medical education, and various other web-enabled capabilities currently under development. HealthyConnect.com and DocISP.com will co-brand their products and employ existing distribution and sales resources to establish products in the market.

On June 19, 2000, HealthyConnect.com, Inc. and Harmonie Group, Inc. (Boston, Massachusetts), entered into an agreement and plan of merger whereby Healthyconnect.com, Inc. purchased all of the outstanding shares of Harmonie Group, Inc. in exchange for 2,600,000 common shares of Healthyconnect.com, Inc. As part of the transaction, the Company entered into a conditional stock exchange agreement with the shareholders of Harmonie Group, Inc., which provides that, in the event that Healthyconnect.com, Inc. does not become a publicly traded company within fourteen months of the close of the transaction, the Harmonie
Group, Inc. shareholders shall have the option to convert the Healthyconnect.com, Inc. common shares into an aggregate 1,100,000
Med-Emerg common shares and a $1,425,000 convertible debenture, payable at Med-Emerg's sole option, in either cash or shares. Harmonie Group, Inc. developed a software called HARMONIE WEBKIT FOR HEALTH CARE, which delivers three essential functions: authoring/editing system, advanced content management capabilities and utilization of legacy data.

On June 21, 2000, HealthyConnect.com, Inc. and Travelbyus.com Ltd. entered into agreement which combines online consumer products in the travel and healthcare sectors. The terms of the agreement provide, amongst other things, for the issuance of 1,200,000 HealthConnect.com, Inc. common shares to Travelbyus and, in addition, the purchase by Travelbyus of $2,500,000US of HealthyConnect.com, Inc. stock in exchange for 1,000,000 Travelbyus common shares.

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

On February 18, 2000, the Company announced the signing of a Business Combination Agreement ("BCA") to purchase all of the issued and outstanding shares of Laser Rejuvenation Clinics Ltd. ("LRC"), a publicly listed company on the Canadian Venture Exchange, on the basis of one Med-Emerg common share and 1/3 of a warrant to purchase a Med-Emerg common share at a price of US$3.00 per share for every 12.85 shares of LRC. The BCA contained certain conditions which were not met, thereby terminating the BCA and all obligations of both parties under the BCA.

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


RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 compared to Six Months Ended
June 30, 1999

REVENUES. Revenues increased by $1,420,149 or 45.8% from $3,099,076 in the second quarter of 1999 to $4,519,225 in the second quarter of 2000. Year-to-date revenue increased by $2,421,921 or 41% to $8,318,818 for the six months ended June 30, 2000 compared to $5,896,897 for the same period in 1999. The revenue growth is largely attributable to the acquisitions of YFMC Healthcare Inc.

Revenues generated by Physician Management Services increased by $1,480,931 or 132% from $1,122,389 in the second quarter of 1999 to $2,603,320 during the second quarter of 2000. For the six months ended June 30, 2000, Physician Management Services revenue was $4,564,050, which represents an increase of $2,413,689 over the six months ended June 30, 1999. The acquisition of YFMC Healthcare Inc. acquired in November 1999 contributed $1,524,390 to revenue for the three months ended and $2,366,617 for the six months ended June 30, 2000.

Revenues from Physician and Nurse Recruiting decreased by $60,864 or 3.0% from $1,976,688 in the second quarter of 1999 to $1,915,824 during the second quarter of 2000. Revenues for the six months ended June 30, 2000 were $3,754,768, a $8,096 increase from the same period in 1999.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $619,677 or 27.8% from $2,223,994 in the second quarter of 1999 to $2,843,671 in the second quarter of 2000. For the six months ended June 30, 2000, physician fees and direct costs increased $859,937 or 20.1% to $5,118,225 from $4,258,288 for the six months ended June 30, 1999. Physician fees and other direct costs decreased as a percent of revenue, representing 61.5% of revenues for the six months ended June 30, 2000 and 72.2% of revenues for the six months ended June 30, 1999. The decrease as a percent of revenue is largely due to the mix of revenue between Physician & Nurse Recruiting and Physician Management Services. As the Physician

Management Services revenues increase, the larger gross margin related to Physician Management Services results in a decrease in physician fees and other direct costs as a percent of revenue.

OPERATING EXPENSES. Operating expenses have increased by $2,333,922 or 132% to $4,102,410 in the first six months of 2000 from $1,768,488 in the first six months of 1999. For the second quarter ended June 30, 2000, operating expenses were $2,269,363 which represents an increase of $1,311,210 or 136% increase over operating expenses for the second quarter ended June 30, 1999. There are several factors contributing to the increase in operating expenses, including the development of the HealthyConnect.com division and the acquisition of YFMC Healthcare Inc. in November 1999.

The company recently launched an integrated health services delivery network called HealthyConnect.com. This internet-based healthcare network will connect physicians, hospitals, third party payors and consumers and allow all participants to access and exchange healthcare related information, purchase products and services, and communicate more cost-effectively with one another. During the second quarter of 2000, the company expensed $703,192 on the development of this concept, for a total year-to-date HealthyConnect.com development expense of $1,169,136.

During the fourth quarter of 1999, the company completed the acquisitions of YFMC Healthcare Inc. This acquisition added $527,722 to operating expenses in the second quarter of 2000 and $1,276,518 for the six months ended June 30, 2000.

NET PROFIT/LOSS. As a result of the above items, the Company reported income before HealthyConnect.com, depreciation, amortization, interest, taxes, and financing costs of $109,384 for the three months ended June 30, 2000 as compared to net income of $20,432 for the three months ended June 30, 1999. Income before HealthyConnect.com, depreciation, amortization, interest, taxes, and financing costs for the six months ended June 30, 2000 was $267,319 as compared to income of $76,263 for the six months ended June 30, 1999. The company reported a net loss of $643,037 for the three months ended June 30, 2000 as compared to $185,818 for the three months ended June 30, 1999. For the six months ended, June 30, 2000, the Company reported a net loss of $1,067,846 as compared to $248,422 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2000, the company's working capital deficit totaled $1,134,356. In addition, the company has available credit facilities for up to approximately CDN$4,500,000 (US$3,095,975). The Company established credit facilities that provide operating lines of credit amounting to CDN$2,600,000 (US$1,788,786), bearing interest at the bank's prime lending rate plus 0.5% to 1.0% per annum with interest payable monthly, and capital lines of credit amounting to CDN$1,850,000 (US$1,272,800). The capital lines of interest of credit bear varying interest rates from the bank's prime lending rate plus 0.75% to 9.65% per annum. As at June 30, 2000, the Company has drawn approximately $1,601,333 against the operating facility and $354,584 against the capital facility.

In March 2000, the Company raised gross proceeds of $500,000 on the issuance of 250,000 shares of Med-Emerg International Inc. In April 2000, the Company raised an additional $100,000 on the issuance of 50,000 shares.

The Company is in the process of raising funds for its development initiatives in HealthyConnect.com. Subsequent to the end of the quarter, the Company, through its agent BNP (Canada) Securities Inc., raised gross proceeds of $300,000 on the issuance of 433,928 common shares and 433,928 warrants (convertible at $0.69136USD) shares of HealthyConnect.com, a subsidiary of Med-Emerg International Inc. In addition, the Company borrowed $175,000 from its strategic partner, Travel By Us, for the continuing development of HealthyConnect.com. The $175,000 is repayable on terms to be negotiated by the parties.

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


                          MED-EMERG INTERNATIONAL INC.



                          By:      /s/ Ramesh Zacharias

                                   Ramesh Zacharias
                                   Chief Executive Officer
Date:  August 21, 2000