Form 10-Q/A
period 2000-06-30
MED EMERG INTERNATIONAL INC
filed 2000-08-22
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q/A

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
         AS AT JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)
                                    (IN US$)


                                                                           June 30          December 31
                                                                             2000               1999
                                                                       --------------    ---------------
ASSETS

CURRENT ASSETS
         Cash and short term investments                                $    156,229       $    229,965
         Accounts receivable                                               2,364,887          2,453,701
         Prepaid expenses and other                                          504,800            281,384
                                                                       --------------     --------------
                                                                           3,025,916          2,965,050
                                                                       --------------     --------------

Capital assets                                                             3,621,517          2,329,847
Other assets                                                               3,649,782          4,005,769
Deferred income taxes                                                      1,006,999            766,270
                                                                       --------------     --------------
                                                                        $ 11,304,214       $ 10,066,936
                                                                       ==============     ==============

LIABILITIES

CURRENT LIABILITIES
         Bank Indebtedness (note 3)                                     $  1,601,333        $ 1,401,096
         Accounts payable and accrued liabilities                          2,258,980          1,917,153
         Restructuring reserve                                               165,611            356,889
         Current portion of long-term debt                                   134,348            172,145
                                                                       --------------     --------------
                                                                           4,160,272          3,847,283

Long term debt                                                               416,714            518,339
Minority interest                                                          1,541,559               --
Deferred income taxes                                                        458,534            470,383
                                                                       --------------     --------------
Commitments (note 7)                                                       6,577,079          4,836,005
                                                                       --------------     --------------

SHAREHOLDERS' EQUITY
         Capital Stock                                                     8,648,495          8,251,290
         Convertible Debenture                                               405,371            405,371
         Contributed surplus                                               1,022,100          1,022,100
         Deficit                                                          (5,471,823)        (4,335,566)
         Cumulative translation adjustment                                   122,992           (112,264)
                                                                       --------------     --------------
                                                                           4,727,135          5,230,931
                                                                       --------------     --------------
                                                                        $ 11,304,214       $ 10,066,936
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

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED),
                          AND JUNE 30, 1999 (UNAUDITED)
                                    (IN US$)

                                                                     Three Months Ended             Six Months Ended
                                                                 --------------------------    --------------------------
                                                                    June 30       June 30        June 30        June 30
                                                                     2000           1999           2000           1999
                                                                 -----------    -----------    -----------    -----------
REVENUE                                                          $ 4,519,225    $ 3,099,076    $ 8,318,818    $ 5,896,897
PHYSICIAN FEES AND OTHER DIRECT COSTS                              2,843,671      2,223,994      5,118,225      4,258,288
                                                                 -----------    -----------    -----------    -----------
                                                                   1,675,554        875,082      3,200,593      1,638,609
                                                                 -----------    -----------    -----------    -----------
EXPENSES
          Salaries and benefits                                      928,130        407,421      1,633,501        751,108
          General and administration                                 101,001        152,856        260,736        259,645
          Occupancy costs and supplies                               475,178        182,326        907,540        322,871
          Public company costs                                        33,785         75,139         55,477        153,600
          Physician recruitment and marketing                         28,076         36,908         76,019         75,123
                                                                 -----------    -----------    -----------    -----------
                                                                   1,566,170        854,650      2,933,273      1,562,347
                                                                 -----------    -----------    -----------    -----------
 INCOME BEFORE HEALTHYCONNECT.COM, DEPRECIATION,
          AMORTIZATION, INTEREST, TAXES & FINANCING COSTS            109,384         20,432        267,320         76,262
          HealthyConnect.com development costs                       703,192        103,503      1,169,136        206,142
 INCOME BEFORE DEPRECIATION, AMORTIZATION                        -----------    -----------    -----------    -----------
          INTEREST, TAXES & FINANCING COSTS                         (593,808)       (83,071)      (901,816)      (129,880)
                                                                 -----------    -----------    -----------    -----------
          Depreciation                                                91,083         61,411        186,933        110,280
          Interest and financing expense                              45,341          5,811         94,946          7,573
          Goodwill amortization                                       94,174         15,249        185,339         29,603
                                                                 -----------    -----------    -----------    -----------
                                                                     230,598         82,471        467,218        147,456
                                                                 -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES AND GOODWILL AMORTIZATION                  (824,406)      (165,542)    (1,369,034)      (277,336)
          Income taxes (recovery)                                   (181,369)       (72,838)      (301,186)      (122,028)
                                                                 -----------    -----------    -----------    -----------
NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                           (643,037)       (92,704)    (1,067,848)      (155,308)
          Preferred share dividends                                  (34,051)       (33,032)       (68,409)       (66,717)
                                                                 -----------    -----------    -----------    -----------
NET LOSS                                                            (677,088)      (125,736)    (1,136,257)      (222,025)
Deficit, beginning of the year                                    (4,794,735)    (7,226,566)    (4,335,566)    (7,130,277)
                                                                 -----------    -----------    -----------    -----------
DEFICIT, END OF THE YEAR                                         $(5,471,823)   $(7,352,302)   $(5,471,823)   $(7,352,302)
                                                                 ===========    ===========    ===========    ===========
BASIC AND FULLY DILUTED LOSS, PER SHARE                          $     (0.12)   $     (0.04)   $     (0.20)   $     (0.07)
                                                                 ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                           5,653,825      2,975,853      5,653,825      2,975,853
                                                                 ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          AS AT JUNE 30, 2000 (UNAUDITED) AND JUNE 30, 1999 (UNAUDITED)
                                    (IN US$)



                                                                                           June 30                  June 30
                                                                                            2000                     1999
                                                                                    ---------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the period                                                              $ (1,067,848)             $ (155,307)
       Adjustments for:
              Amortization of capital assets                                                     186,933                 110,280
              Goodwill amortization                                                              185,339                  29,603
              Amortization of bridge financing costs                                                   -                (136,156)
              Deferred income taxes                                                             (301,186)               (122,028)
              Stock compensation                                                                  39,398                       -
                                                                                    ---------------------     -------------------
                                                                                                (957,364)               (273,608)
       Increase (decrease) in non-cash working capital components                                (16,812)               (180,376)
                                                                                    ---------------------     -------------------
                                                                                                (974,176)               (453,984)
                                                                                    ---------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to capital assets                                                            (1,478,603)               (428,805)
       Business acquisitions (note 4)                                                                  -                (130,365)
       Other assets                                                                              170,648                 (21,128)
                                                                                    ---------------------     -------------------
                                                                                              (1,307,955)               (580,298)
                                                                                    ---------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Bank indebtedness                                                                         200,237                 226,371
       Issue of common shares                                                                    357,806                       -
       Repurchase of shares                                                                            -                  (1,542)
       Term loans                                                                                      -                       -
       Obligation  / (obligations repaid) under capital lease                                    (37,797)                (28,347)
       Issuance/(repayment) of debt                                                             (101,625)                      -
       Due from affiliates                                                                             -                  20,197
       Minority interest                                                                       1,541,559                       -
       Dividends paid on preference shares                                                             -                 (67,042)
                                                                                    ---------------------     -------------------
                                                                                               1,960,180                 149,637
                                                                                    ---------------------     -------------------

Effect of foreign currency exchange rate changes                                                 248,215                (111,886)

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                                           (73,736)               (996,531)
Cash and short-term investments, beginning of year                                               229,965               1,090,582
                                                                                    ---------------------     -------------------
Cash and short-term investments, end of year                                                $    156,229              $   94,051
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

         Details are as follows:

                                                                 June 30, 2000
                                               ---------------------------------------------------
                                               Physician      Physician
                                               & Nurse        Management
                                               Recruiting     Services      IHSDN     Consolidated
                                               ---------------------------------------------------
                                                          Three months ended June 30, 2000
                                               ---------------------------------------------------
Revenue                                        1,915,858   2,603,367          -        4,519,225
Gross Margin                                     397,740   1,277,815          -        1,675,555

Operating income before Corporate Overhead       260,082     256,911      (703,192)    (186,199)
& Public Company-related costs
Corporate Overhead                                  -           -              -        (373,823)
Public Company-related costs                        -           -              -         (33,785)
                                                                                       ------------
Operating loss                                                                          (593,807)



                                                       Six months ended June 30, 2000
                                               ---------------------------------------------------
Revenue                                        3,795,981   4,522,837           -       8,318,818
Gross Margin                                     701,649   2,498,944           -       3,200,593

Operating income before Corporate Overhead       465,992     461,931    (1,168,682)     (240,759)
& Public Company-related costs
Corporate Overhead                                                                      (605,602)
Public Company-related costs                                                             (55,454)
                                                                                      -----------
Operating loss                                                                          (901,816)


Assets employed at period end                  3,369,491   7,191,655       743,066    11,304,212
Depreciation and amortization                      -         372,277         -           372,277
                                               --------------------------------------------------
                                               --------------------------------------------------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2000 and 1999


6.       SEGMENTED INFORMATION (cont'd)




                                                                            June 30, 1999
                                                     ----------------------------------------------------------
                                                       Physician       Physician
                                                         & Nurse      Management
                                                      Recruiting        Services       IHSDN       Consolidated
                                                      ----------      -----------      -----       ------------
                                                                   Three months ended June 30, 1999
                                                                   --------------------------------
           Revenue                                     1,976,830       1,122,246           -         3,099,076
           Gross margin                                  336,401         538,680           -           875,082

           Operating income before Corporate Overhead
             & Public Company-related costs              237,741          76,292       (103,950)       210,084
           Corporate Overhead                                -               -             -          (218,017)
           Public Company-related costs                      -               -             -           (75,139)
                                                                                                   ------------
           Operating loss                                                                              (83,071)

                                                                   Six months ended June 30, 1999
                                                     ----------------------------------------------------------
           Revenue                                     3,746,896       2,150,001             -       5,896,897
           Gross margin                                  637,572       1,001,037             -       1,638,609

           Operating income before Corporate Overhead
             & Public Company-related costs              456,248         196,654        (206,739)      446,163
           Corporate Overhead                                                                         (422,261)
           Public Company-related costs                                                               (153,780)
                                                                                                   ------------
           Operating loss                                                                             (129,879)
           Assets employed at period end               3,564,238       2,045,197         184,715     5,794,149
           Depreciation and amortization                  48,926          90,957             -         139,883


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

Revenues generated by Physician Management Services increased by $1,481,121 or 132% from $1,122,246 in the second quarter of 1999 to $2,603,367 during the second quarter of 2000. For the six months ended June 30, 2000, Physician Management Services revenue was $4,522,837, which represents an increase of $2,372,836 over the six months ended June 30, 1999. The acquisition of YFMC Healthcare Inc. acquired in November 1999 contributed $1,524,390 to revenue for the three months ended and $2,366,617 for the six months ended June 30, 2000.

Revenues from Physician and Nurse Recruiting decreased by $60,972 or 3.0% from $1,976,830 in the second quarter of 1999 to $1,915,858 during the second quarter of 2000. Revenues for the six months ended June 30, 2000 were $3,795,981, a $49,085 increase from the same period in 1999.

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

NET PROFIT/LOSS. As a result of the above items, the Company reported income before HealthyConnect.com, depreciation, amortization, interest, taxes, and financing costs of $109,384 for the three months ended June 30, 2000 as compared to net income of $20,432 for the three months ended June 30, 1999. Income before HealthyConnect.com, depreciation, amortization, interest, taxes, and financing costs for the six months ended June 30, 2000 was $267,320 as compared to income of $76,262 for the six months ended June 30, 1999. The company reported a net loss of $643,037 for the three months ended June 30, 2000 as compared to a net loss of $92,704 for the three months ended June 30, 1999. For the six months ended, June 30, 2000, the Company reported a net loss of $1,067,848 as compared to a net loss of $155,308 for the six months ended June 30, 1999.

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


                          MED-EMERG INTERNATIONAL INC.



                          By:      /s/ Ramesh Zacharias

                                   Ramesh Zacharias
                                   Chief Executive Officer
Date:  August 22, 2000