Form 10-Q
period 2000-09-30
MED EMERG INTERNATIONAL INC
filed 2000-11-20
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                                 OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  As of November 14, 2000, 6,415,220 shares of the registrant's Common Stock were outstanding.

                                   PART I
                            FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
      AS AT SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)
                                    (IN US$)

                                            September 30                  December 31
                                                2000                         1999
                                         ----------------------------------------------------
ASSETS

CURRENT ASSETS
 Cash and short term investments          $       98,870                $     229,966
 Accounts receivable                           2,441,631                    2,453,700
 Prepaid expenses and other                      589,119                      281,385
                                         ----------------------------------------------------
                                               3,129,620                    2,965,051
                                         ----------------------------------------------------

Capital assets                                 3,133,610                    2,329,847
Other assets                                   2,557,447                    4,005,768
Deferred income taxes                          1,137,579                      766,270
                                         ----------------------------------------------------
                                          $    9,958,256                $  10,066,936
                                         ====================================================

LIABILITIES

CURRENT LIABILITIES
 Bank Indebtedness (note 3)               $    1,535,716                $   1,401,096
 Accounts payable and accrued
 liabilities                                   2,355,809                    1,917,153
 Restructuring reserve                           134,193                      356,889
 Current portion of long-term debt                63,190                      172,145
                                         ----------------------------------------------------
                                               4,088,908                    3,847,283

Long term debt                                   313,944                      518,338
Minority Interest                              1,124,582                            -
Deferred income taxes                            457,114                      470,384
                                         ----------------------------------------------------
                                               5,984,548                    4,836,005
                                         ----------------------------------------------------

 Capital Stock                                 8,648,495                    8,251,290
 Convertible Debenture                           405,371                      405,371
 Contributed surplus                           1,022,100                    1,022,100
 Deficit                                      (6,073,714)                  (4,335,566)
 Cumulative translation adjustment              (28,544)                    (112,264)
                                         ----------------------------------------------------
                                               3,973,708                    5,230,931
                                         ----------------------------------------------------
                                          $    9,958,256                $  10,066,936
                                         ====================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                    (IN US$)

                                                      Three Months Ended                   Nine Months Ended
                                              -----------------------------------------------------------------------
                                               September 30       September 30       September 30       September 30
                                                   2000               1999               2000               1999
                                              -----------------------------------------------------------------------
REVENUE                                        $  3,911,233       $  3,349,624       $ 12,230,051       $  9,225,396
PHYSICIAN FEES AND OTHER DIRECT COSTS             2,521,504          2,505,769          7,639,729          6,749,007
                                              -----------------------------------------------------------------------
                                                  1,389,729            843,855          4,590,322          2,476,389
                                              -----------------------------------------------------------------------
EXPENSES
    Salaries and benefits                           709,952            397,571          2,343,453          1,145,666
    General and administration                      348,846            158,855            609,582            417,022
    Occupancy costs and supplies                    470,081            188,547          1,377,621            509,849
    Public company costs                             60,366             81,542            115,843            234,784
    Physician recruitment and marketing              84,113             42,580            160,132            117,515
                                              -----------------------------------------------------------------------
                                                  1,673,358            869,095          4,606,631          2,424,836
                                              -----------------------------------------------------------------------
INCOME BEFORE HEALTHYCONNECT.COM,
    DEPRECIATION, AMORTIZATION
    INTEREST, TAXES & FINANCING COSTS              (283,629)           (25,240)           (16,309)            51,553

    HealthyConnect.com operations                  (234,607)                 -         (1,403,743)           205,870
                                              -----------------------------------------------------------------------
INCOME BEFORE DEPRECIATION, AMORTIZATION
   INTEREST, TAXES & FINANCING COSTS                 85,057            (25,240)        (1,420,052)          (154,317)
                                              -----------------------------------------------------------------------
   Depreciation                                      85,057             65,553            271,990            175,229
   Interest and financing expense                    56,995              8,615            151,941             16,092
   Goodwill amortization                             92,504             15,032            277,843             44,635
                                              -----------------------------------------------------------------------
                                                    234,556             89,200            701,774            235,956
                                              -----------------------------------------------------------------------
OPERATING LOSS BEFORE UNUSUAL ITEMS
   AND INCOME TAXES                                (752,792)          (114,440)        (2,121,826)          (390,273)
   Loss on disposition (note 4)                    (111,252)                 -           (111,252)                 -
   Dilution gain from HealthyConnect.com            162,731                               162,731
                                              -----------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                           (701,313)          (114,440)        (2,027,347)          (390,273)
   Income taxes (recovery)                         (133,356)           (25,177)          (434,542)          (146,545)
                                              -----------------------------------------------------------------------

NET LOSS BEFORE PREFERRED SHARE DIVIDENDS          (567,957)           (89,263)        (1,635,805)          (243,728)

   Preferred share dividends                        (33,934)           (33,244)          (102,343)          (100,292)
                                              -----------------------------------------------------------------------

NET LOSS                                           (601,891)          (122,507)        (1,738,148)          (344,020)

Deficit, beginning of the year                   (5,471,823)        (3,556,020)        (4,335,566)        (3,334,507)
                                              -----------------------------------------------------------------------

DEFICIT, END OF THE YEAR                       $ (6,073,714)      $ (3,678,527)      $ (6,073,714)      $ (3,678,527)
                                              =======================================================================

BASIC AND FULLY DILUTED LOSS, PER SHARE        $      (0.11)      $      (0.04)      $      (0.31)      $      (0.11)
                                              =======================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          5,656,825          3,095,544          5,656,825          3,095,544
                                              =======================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     AS AT SEPTEMBER 30, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999 (UNAUDITED)
                                    (IN US$)

                                                                      September 30            September 30
                                                                          2000                    1999
                                                                     ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                                              $ (1,635,805)           $   (243,728)
 Adjustments for:
  Amortization of capital assets                                           271,990                 175,229
  Goodwill amortization                                                    277,843                  44,635
  Deferred income taxes                                                   (434,542)               (146,545)
  Dilution gain from HealthyConnect.com                                   (164,428)                      -
  Stock compensation                                                        39,398                       -
                                                                     ---------------------------------------
                                                                        (1,645,544)               (170,409)
 Increase (decrease) in non-cash working capital components               (122,775)               (324,328)
                                                                     ---------------------------------------
                                                                        (1,768,319)               (494,737)
                                                                     ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to capital assets                                            (1,075,753)               (468,640)
 Business acquisitions (note 4)                                                  -                (130,550)
 Other assets                                                            1,170,478                (138,759)
                                                                     ---------------------------------------
                                                                            94,725               (737,949)
                                                                     ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Bank indebtedness                                                         134,620                  16,797
 Issue of common shares                                                    357,807                       -
 Repurchase of shares                                                            -                  (1,579)
 Term loans                                                                      -                 186,783
 Obligation  / (obligations repaid) under capital lease                   (108,955)                (39,002)
 Issuance/(repayment) of debt                                             (204,394)                      -
 Due to minority interest                                                1,124,582                  99,371
 Dividends paid on preference shares                                             -                (100,292)
                                                                     ---------------------------------------
                                                                         1,303,660                 162,078
                                                                     ---------------------------------------
Effect of foreign currency exchange rate changes                           238,839                  (1,230)

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                    (131,095)             (1,071,838)
Cash and short-term investments, beginning of year                         229,965               1,090,582
                                                                     ---------------------------------------
Cash and short-term investments, end of year                          $     98,870            $     18,744
                                                                     =======================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


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

         The Company's operations are divided into three divisions, Physician and Nurse Recruitment, Physician Management Services and
         HealthyConnect.com.

         On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At September 30, 2000, the Company had 14 contracts for physician staffing and 6 contracts for nurse staffing.

         Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At September 30, 2000, the Company owned and managed 26 clinics.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


3.       BANK COVENANTS

         The Company is required to comply with its bank covenant ratios. At September 30, 2000 the Company was not in compliance with these covenants. The Company is in the process of raising capital as indicated in note 7 under commitments.


4.       ACQUISITIONS AND DISPOSITIONS

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

         The Company has determined that there will be integration costs associated with the business combination with YFMC Healthcare Inc. The Company plans to dispose of duplicate functions and unprofitable operations as part of a formal plan of integration. At December 31, 1999 a liability of $356,889 was established as the estimated cost of the integration plan. The Company expects to complete the plan by December 31, 2000.

         In addition, during the fiscal year 1999, the Company also acquired ownership interest in the following companies that operate medical clinics: 45% of Medical Urgent Care Inc., 51% of Caremedics (Elmvale) Inc. and 51% of York Lanes Health Centres Ltd. The following is a summary of the assets purchased and liabilities assumed with the exception of Harmonie Group Inc.:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


4.       ACQUISITIONS AND DISPOSITIONS (cont'd)

                                         YFMC
                                       Healthcare          Other
                                          Inc.          Acquisitions         Total
                                     -------------------------------------------------
Current assets                        $   666,495       $    23,052       $   689,547
Capital assets                          1,381,885           374,136         1,756,021
Other long-term assets                    702,656                 -           702,656
Goodwill                                1,736,571           170,821         1,907,392
Less liabilities assumed               (1,394,439)         (361,612)       (1,756,051)
Less reverse for restructuring           (356,889)                -          (356,889)
Less minority interest                          -           (28,221)          (28,221)
                                     -------------------------------------------------
Purchase price                          2,736,279           178,176         2,914,455
Less: share consideration              (2,232,906)                -        (2,232,906)
Less: stock options and warrants          (41,775)                -           (41,775)
                                     -------------------------------------------------
Cash consideration                    $   461,598       $   178,176       $   639,774
                                     =================================================

         In July 2000, the Company divested its 70% interest in Spirotech Health Services Inc. for an aggregate purchase price of $9,500 CND.

         In August 2000, the Company divested its 45% interest in an Urgent Care Centre, Medical Urgent Care Inc. ("MUCI"). MUCI purchased and redeemed the Company's shares in MUCI for an aggregate purchase price of $42,000CND. As part of the transaction, the agreement between the Company and MUCI was terminated, effective August 2000.


5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

         These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

         Consolidated statements of operations

         If United States GAAP were employed, net loss for the period would be adjusted as follows:

                                                                September               September
                                                                   2000                    1999
                                                                                        (Note 21)

            Net income (loss) based on Canadian GAAP          $ (1,635,805)            $ (243,728)
            Start-up costs amortized/(deferred)                    (33,840)               (33,840)
            HealthyConnect.com costs capitalized                         --               117,981
                                                              -------------            -----------
            Net loss based on United States GAAP              $ (1,669,645)            $ (327,870)
                                                              -------------            -----------
            Primary loss per share                            $      (0.29)            $    (0.14)
                                                              =============            ===========

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

         If United States GAAP were employed, deficit, other assets, prepaid and other assets, and total liabilities would be adjusted as follows:

                                                               September           December
                                                                  2000               1999
                                                             --------------     --------------
           Deficit based on Canadian GAAP                    $  (6,073,714)     $  (4,335,566)
           Start-up costs deferred                                (148,861)          (255,040)
           Goodwill amortization                                  (277,843)            (8,925)
                                                             --------------     --------------
                                                             $  (6,500,418)     $  (4,599,531)
                                                             ==============     ==============
           Other assets based on Canadian GAAP               $   1,137,579      $   4,005,768
           Start-up costs deferred                                (148,861)          (255,040)
           Goodwill on purchase of YFMC Healthcare Inc.          1,071,522          1,087,872
                                                             --------------     --------------
                                                             $  (2,060,240)     $   4,838,600
                                                             ==============     ==============
           Total liabilities based on Canadian GAAP          $   5,984,548      $   4,836,005
           Convertible debenture                                   405,371            405,371
                                                             --------------     --------------
                                                             $   6,389,919      $   5,241,376
                                                             ==============     ==============

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999



5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

                The effect on shareholders' equity would be as follows:

                                                                                       September         December
                                                                                          2000             1999
                                                                                    -------------      -------------
                     Capital stock (as previously shown)                            $  8,648,495       $  8,251,290
                     Capital stock issued on purchase of YFMC Healthcare Inc.          1,087,872          1,087,872
                     Ascribed fair value of share purchase warrants issued               (36,406)           (36,406)
                                                                                    -------------      -------------
                     Capital stock - U.S. GAAP                                         9,699,961          9,302,756
                     Share purchase loan to officer                                      (44,978)           (44,978)
                                                                                    -------------      -------------
                     Net capital stock - U.S. GAAP                                     9,654,983          9,257,778
                                                                                    -------------      -------------
                     Convertible debenture (as previously shown)                         405,371            405,371
                     Convertible debenture included in long-term debt                   (405,371)          (405,371)
                                                                                    -------------      -------------
                     Convertible debenture - U.S. GAAP                                         -                  -
                     Contributed surplus (as previously shown)                         1,022,100          1,022,100
                     Share purchase warrants                                              36,406             36,406
                                                                                    -------------      -------------
                     Contributed surplus - U.S. GAAP                                   1,058,506          1,058,506
                                                                                    -------------      -------------
                     Deficit - U.S. GAAP                                              (6,156,780)        (4,599,531)
                                                                                    -------------      -------------
                     Shareholders' equity (deficit) - U.S. GAAP                     $  4,556,709       $  5,716,753
                                                                                    =============      =============

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


6.       SEGMENTED INFORMATION (cont'd)

         Details are as follows:

                                                                                 September 30, 2000
                                                          -----------------------------------------------------------------
                                                           Physician         Physician
                                                           & Nurse           Management
                                                           Recruiting        Services           IHSDN         Consolidated
                                                          -----------------------------------------------------------------

                                                                        Three months ended September 30, 2000
                                                          -----------------------------------------------------------------
         Revenue                                           1,723,638         2,187,595                -         3,911,233
         Gross Margin                                        186,525         1,203,204                -         1,389,729
         Operating income before Corporate Overhead          153,898            26,897          (234,607)         (53,812)
         & Public Company-related costs
         Corporate Overhead                                        -                 -                -          (404,058)
         Public Company-related costs                              -                 -                -           (60,366)
                                                                                                              ------------
         Operating loss                                                                                          (518,236)

                                                                         Nine months ended September 30, 2000
                                                          -----------------------------------------------------------------
         Revenue                                           5,477,435         6,752,616                -        12,230,051
         Gross Margin                                        879,460         3,710,862                -         4,590,322

         Operating income before Corporate Overhead          614,312           488,653       (1,403,743)         (300,778)
         & Public Company-related costs
         Corporate Overhead                                                                                    (1,003,826)
         Public Company-related costs                                                                            (115,448)
                                                                                                              ------------
         Operating loss                                                                                        (1,420,052)

         Assets employed at period end                     3,097,961         1,746,749        5,113,546         9,958,256
         Depreciation and amortization                       106,463           443,369                -           549,833

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


6. SEGMENTED INFORMATION (cont'd)

                                                                                 September 30, 1999
                                                          -----------------------------------------------------------------
                                                           Physician         Physician
                                                           & Nurse           Management
                                                           Recruiting        Services           IHSDN         Consolidated
                                                          -----------------------------------------------------------------

                                                                        Three months ended September 30, 1999
                                                          -----------------------------------------------------------------
         Revenue                                           2,274,268         1,075,357               -        3,349,624
         Gross Margin                                        321,746           522,109               -          843,855
         Operating income before Corporate Overhead          151,756            80,825               -          232,581
         & Public Company-related costs
         Corporate Overhead                                        -                 -               -         (176,279)
         Public Company-related costs                              -                 -               -          (81,542)
                                                                                                              ----------
         Operating loss                                                                                         (25,240)

                                                                         Nine months ended September 30, 1999
                                                          -----------------------------------------------------------------
         Revenue                                           6,007,263         3,218,133               -        9,225,396
         Gross Margin                                        957,128         1,519,261               -        2,476,389
         Operating income before Corporate Overhead          606,648           277,315        (205,870)         678,093
         & Public Company-related costs
         Corporate Overhead                                                                                    (597,627)
         Public Company-related costs                                                                          (234,784)
                                                                                                              ----------
         Operating loss                                                                                        (154,318)

         Assets employed at period end                     3,654,004         1,759,750         340,778        5,754,532
         Depreciation and amortization                        73,619           146,246               -          219,865

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2000 and 1999


7.       COMMITMENTS

         In April 2000, the Company raised, through a private offering, gross proceeds of $600,000 at $2.00 per share, thereby issuing 300,000 shares of Med-Emerg International Inc. In October 2000, under the same private offering but with an adjusted subscription price of $1.00 per share for both new and initial investors, the Company raised an additional $345,000 on the issuance of 710,000 shares of Med-Emerg International Inc.

         On March 1, 2000, the Company issued a private placement memorandum for equity financing, pursuant to which the Company sold 300,000 shares of its common stock at a price of $2.00 per share resulting in gross proceeds of $600,000.

         On May 25, 2000, the Company and HealthyConnect.com, Inc. entered into an agency agreement with BNP (Canada) Securities Inc. wherein BNP will act as agent for a private placement of HealthyConnect.com, Inc. Common Shares. The terms and conditions of the agreement, provides, amongst other things, the following: (1) the size of the offering will have an aggregate value of $6,000,000 US, representing a value of 30% of the HealthyConnect.com, Inc. Common Shares; (2) Subscribers of the offering shall have the right to convert their HealthyConnect.com, Inc. Common Shares into Med-Emerg Common Shares, exchangeable upon certain conditions to be negotiated. In the event that subscribers of the offering elect to convert their HealthyConnect.com, Inc. Common Shares into Med-Emerg Common Shares, then holders of Med-Emerg Common Shares, at such time, will have their interests in Med-Emerg diluted. To date, the Company raised $300,000 on the issuance of 433,928 common shares and 433,928 warrants (convertible at $0.69136USD) shares of HealthyConnect.com, Inc.


8.       SUBSEQUENT EVENTS

         On October 20, 2000, the Company entered into a Letter of Intent with 1stinhealth, Inc., a transaction processing company located in Hasbrouck, New Jersey whereby the Company has agreed to purchase 1stinhealth, Inc. upon such terms, which include the following: (1) the Company is to issue 43,000,000 shares of common stock of the Company in exchange for all of the issued and outstanding shares of capital stock of 1stinhealth, Inc.; (2) The Company's current operations, including all assets and liabilities (but excluding HealthyConnect.com), will be purchased by an entity in which Dr. Ramesh Zacharias, the current CEO of the Company, will participate as a shareholder, officer, director, and/or employee on terms acceptable to the boards of the Company and 1stinhealth, Inc.; (3) Seventy-five percent of the Company's holdings in HealthyConnect.com shall be distributed to the Company's shareholders prior to the closing of the proposed transaction. The remaining twenty-five percent of the Company's holdings shall remain in the newly combined entity. The transaction is subject to satisfactory completion of due diligence, execution of a definitive agreement, shareholder and regulatory approval, obtaining financing for the newly combined entity and other customary terms and conditions.

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

Med-Emerg is positioned to establish industry leadership by providing integrated professional management services in the delivery of healthcare to the healthcare consumer. The Company's operations are divided into three divisions: Physician and Nurse Recruitment Services, Physician Management Services and an internet based healthcare network called HealthyConnect.com. Med-Emerg's strategy has been to remain focused on these three divisions while continuing to broaden its consolidation of physicians over a wider geographic base. Med-Emerg believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and to integrate opportunities available through internet technology. Specifically, the Company's strategy has been to leverage its 17 years of physician recruitment experience in becoming a dominant player in Physician Management Services and to develop an internet-based healthcare network that connects physicians, patients, hospitals, third party payers and consumers to a "virtual world" of healthcare products, services and health information.

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

The Company's ability to provide solutions and source physicians and highly skilled nurses will be enhanced by its success in developing its dominant status in the Physician Management Services Organization (PMSO) sector. The Company's business strategy has been to integrate and through its physicians program offer the family physician a comprehensive practice opportunity. Management believes that the creation of a dominant PMSO status will significantly contribute to the Company's efforts in growing its emergency services recruitment division.

HealthyConnect.com is a web management information technology company with proprietary software and architecture engineering. HealthyConnect.com's leading software, WebKit-TM-, offers a "plug and play" web infrastructure backboned with a distributed authoring system allowing individuals with little or no programming experience to manage multi-department and facilities intranet environments. In addition to its hospital-based software, HealthyConnect.com has developed the Professional Health Monitor-TM-, a physician office management software and Clinic@Home-TM-, a consumer health management software. On March 22, 2000, the Company launched HealthyConnect.com, its internet-based health portal.

Targeted purchasers of HealthyConnect.com's software applications are hospitals, consumers, physicians and other healthcare providers and healthcare product suppliers. Consumers will benefit from 24-hour, 7-day a week access, via the internet and telephone. In addition, consumers will have multiple-site secure access to their own and their family members' electronic medical records, access to a physician management health and wellness centre and convenient at-home shopping for healthcare products and services.

On October 20, 2000, the Company entered into a Letter of Intent with 1stinhealth, Inc., a transaction processing company located in Hasbrouck, New Jersey whereby the Company has agreed to purchase 1stinhealth, Inc. upon such terms, which include the following: (1) the Company is to issue 43,000,000 shares of common stock of the Company in exchange for all of the issued and outstanding shares of capital stock of 1stinhealth, Inc.; (2) The Company's current operations, including all assets and liabilities (but excluding HealthyConnect.com), will be purchased by an entity in which Dr. Ramesh Zacharias, the current CEO of the Company, will participate as a shareholder, officer, director, and/or employee on terms acceptable to the boards of the Company and 1stinhealth, Inc.; (3) Seventy-five percent of the Company's holdings in HealthyConnect.com shall be distributed to the Company's shareholders prior to the closing of the proposed transaction. The remaining twenty-five percent of the Company's holdings shall remain in the newly combined entity. The transaction is subject to satisfactory completion of due diligence, execution of a definitive agreement, shareholder and regulatory approval, obtaining financing for the newly combined entity and other customary terms and conditions.

In July 2000, the company divested its 70% interest in Spirotech Health Services Inc for an aggregate purchase price of $9,500 CND.

In August 2000, the Company divested its 45% interest in an Urgent Care Centre, Medical Urgent Care Inc. ("MUCI"). MUCI purchased and redeemed the Company's shares in MUCI for an aggregate purchase price of $42,000CND. As part of the transaction, the agreement between the Company and MUCI was terminated, effective August 2000.

On June 21, 2000, HealthyConnect.com, Inc. and Travelbyus.com Ltd. entered into an agreement which combines online consumer products in the travel and healthcare sectors. The terms of the agreement provide, amongst other things, for the issuance of 1,200,000 HealthyConnect.com, Inc. common shares to Travelbyus and, in addition, the purchase by Travelbyus of $2,500,000 of HealthyConnect.com, Inc. stock in exchange for 1,000,000 Travelbyus common shares.

On June 19, 2000, HealthyConnect.com, Inc. and Harmonie Group, Inc. (Boston, Massachusetts), entered into an agreement and plan of merger whereby Healthyconnect.com, Inc. purchased all of the outstanding shares of Harmonie Group, Inc. in exchange for 2,600,000 common shares of Healthyconnect.com, Inc. As part of the transaction, the Company entered into a conditional stock exchange agreement with the shareholders of Harmonie Group, Inc., which provides that, in the event that Healthyconnect.com, Inc. does not become a publicly traded company within fourteen months of the close of the transaction, the Harmonie
Group, Inc. shareholders shall have the option to convert the Healthyconnect.com, Inc. common shares into an aggregate 1,100,000
Med-Emerg common shares and a $1,425,000 convertible debenture, payable at Med-Emerg's sole option, in either cash or shares. Harmonie Group, Inc. developed a software called WebKit, which delivers three essential functions: authoring/editing system, advanced content management capabilities and utilization of legacy data.

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

HealthyConnect.com has assembled several key strategic partners that will provide health information content, end to end transaction processing capability and e-commerce goods and services to its customers. HealthyConnect.com has negotiated, amongst others, a relationship with AstraTek, a software product development firm, delivering advanced technologies to Fortune 1000 companies and financial institutions and Data General (a division of EMC corporation), a leading supplier of servers and storage systems, and services for information systems users worldwide. AstraTek assisted in the development and launch of the HealthyConnect.com portal. Data General(a division of EMC corporation) will provide a consolidated computing infrastructure to support HealthyConnect.com including hardware, software and network support.

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

REVENUES. Revenues increased by $561,609 or 16.8% from $3,349,624 in the third quarter of 1999 to $3,911,233 in the third quarter of 2000.
Year-to-date revenue increased by $3,004,655 or 32.6% to $12,230,051 for the nine months ended September 30, 2000 compared to $9,225,396 for the same period in 1999. The revenue growth is largely attributable to the acquisitions of YFMC Healthcare Inc.

Revenues generated by Physician Management Services increased by $1,112,238 or 103.4% from $1,075,357 in the third quarter of 1999 to $2,187,595 during the third quarter of 2000. For the nine months ended September 30, 2000, Physician Management Services revenue was $6,752,616, which represents an increase of $3,534,483 over the nine months ended September 30, 1999. The acquisition of YFMC Healthcare Inc. acquired in November 1999 contributed $1,096,012 to revenue for the three months ended and $3,462,629 for the nine months ended September 30, 2000.

Revenues from Physician and Nurse Recruiting decreased by $550,630 or 24.2% from $2,274,268 in the third quarter of 1999 to $1,723,638 during the third quarter of 2000. Revenues for the nine months ended September 30, 2000 were $5,477,435, a $529,828 decrease from the same period in 1999.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $15,735 or 0.6% from $2,505,769 in the third quarter of 1999 to $2,521,504 in the third quarter of 2000. For the nine months ended September 30, 2000, physician fees and direct costs increased $890,722 or 13.2% to $7,639,729 from $6,749,007 for the nine months ended September 30, 1999. Physician fees and other direct costs decreased as a percent of revenue, representing 62.5% of revenues for the nine months ended September 30, 2000 and 73.2% of revenues for the nine months ended September 30, 1999. The decrease as a percent of revenue is largely due to the mix of revenue between Physician & Nurse Recruiting and Physician Management Services.

As the Physician Management Services revenues increase, the larger gross margin related to Physician Management Services results in a decrease in physician fees and other direct costs as a percent of revenue.

OPERATING EXPENSES. Operating expenses have increased by $2,181,795 or 90% to $4,606,631 in the first nine months of 2000 from $2,424,836 in the first nine months of 1999. For the third quarter ended September 30, 2000, operating expenses were $1,673,358, which represents an increase of $804,263 or 92.5% increase over operating expenses for the third quarter ended September 30, 1999. There are several factors contributing to the increase in operating expenses, including the development of the HealthyConnect.com division and the acquisition of YFMC Healthcare Inc. in November 1999.

The company recently launched an integrated health services delivery network called HealthyConnect.com. This internet-based healthcare network will connect physicians, hospitals, third party payors and consumers and allow all participants to access and exchange healthcare related information, purchase products and services, and communicate more cost-effectively with one another. The total year-to-date HealthyConnect.com development expense is $1,403,743.

During the fourth quarter of 1999, the company completed the acquisitions of YFMC Healthcare Inc. This acquisition added $591,987 to operating expenses in the third quarter of 2000 and $1,868,505 for the nine months ended September 30, 2000.

NET PROFIT/LOSS. As a result of the above items, the Company reported loss before HealthyConnect.com, depreciation, amortization, interest, taxes, and financing costs of $283,629 for the three months ended September 30, 2000 as compared to net loss of $25,240 for the three months ended September 30, 1999. Loss before HealthyConnect.com, depreciation, amortization, interest, taxes, and financing costs for the nine months ended September 30, 2000 was $16,309 as compared to income of $51,553 for the nine months ended September 30, 1999. The company reported a net loss of $601,891 for the three months ended September 30, 2000 as compared to a net loss of $122,507 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company reported a net loss of $1,738,148 as compared to a net loss of $344,020 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2000, the company's working capital deficit totaled $959,288. In addition, the company has available credit facilities for up to approximately CDN$4,500,000 (US$3,095,975). The Company established credit facilities that provide operating lines of credit amounting to CDN$2,600,000 (US$1,788,786), bearing interest at the bank's prime lending rate plus 0.5% to 1.0% per annum with interest payable monthly, and capital lines of credit amounting to CDN$1,850,000 (US$1,272,800). The capital lines of interest of credit bear varying interest rates from the bank's prime lending rate plus 0.75% to 9.65% per annum. As at September 30, 2000, the Company has drawn approximately $1,535,716 against the operating facility and $334,228 against the capital facility.

In March 2000, the Company raised gross proceeds of $500,000 on the issuance of 250,000 shares of Med-Emerg International Inc. In April 2000, the Company raised an additional $100,000 on the issuance of 50,000 shares. In April 2000, the Company raised, through a private offering, gross proceeds of $600,000USD, at $2.00USD per share, thereby issuing 300,000 shares of Med-Emerg International Inc. In October 2000, under the same private offering but with an adjusted subscription price of $1.00USD per share for both new and initial investors, the Company raised an additional $345,000USD on the issuance of 710,000 shares of Med-Emerg International Inc.

The Company is in the process of raising funds for its development initiatives in HealthyConnect.com. In the early part of the third quarter, the Company, through its agent BNP (Canada) Securities Inc., raised gross proceeds of $300,000 on the issuance of 433,928 common shares and 433,928 warrants (convertible at $0.69136USD) shares of HealthyConnect.com, a subsidiary of Med-Emerg International Inc. In addition, the Company borrowed $175,000 from its strategic partner, Travel By Us, for the continuing development of HealthyConnect.com. The $175,000 is repayable on terms to be negotiated by the parties.

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


                                 PART II

                            OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibit 27 - Financial data schedule.

   (b) On July 5, 2000, the Company filed a report on Form 8-K pursuant to
       Item 2 "Acquisition or Disposition of Assets." On September 5, 2000, the Company filed a report on Form 8-K pursuant to Item 7 "Exhibits" financial statements required to be filed in connection with the Company's July 5, 2000 Form 8-K filing.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MED-EMERG INTERNATIONAL INC.



                          By:      /s/ RAMESH ZACHARIAS

                                   Ramesh Zacharias
                                   Chief Executive Officer
Date:  November 20, 2000