Form 10-K
period 2000-12-31
MED EMERG INTERNATIONAL INC
filed 2001-04-16
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               The aggregate market value of the shares of Common Stock (based upon the closing sales price of these shares as reported on the NASDAQ Stock Market's SmallCap Market on March 31, 2001) of the registrant held by non-affiliates on March 31, 2001 was approximately US$ 3,951,131.

               As of March 31, 2001, 7,017,994 shares of the registrant's Common Stock were outstanding.

               All figures in US dollars unless otherwise noted.

PART I

ITEM 1:  BUSINESS

BACKGROUND

Med-Emerg International Inc. ("Med-Emerg" or the "Company"), based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians and nurses staffing, physician management services and an internet-based healthcare network for hospitals and clinics in Canada.

Med-Emerg has demonstrated industry leadership in Canada by providing integrated professional management services in the delivery of healthcare to the Canadian healthcare consumer. The Company's operations were divided into three divisions, Physician and Nurse Recruitment Services, Physician Management Services and an internet-based healthcare network called HealthyConnect.com. Med-Emerg's strategy in 2001 will be to focus on Physician and Nurse Recruitment Services and Physician Management Services. The Company intends to broaden our recruiting and management services over a wider geographic base, as well as pursuing opportunities for our expertise in the pharmaceutical industries and federal government contracts. Med-Emerg believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and the current restructuring initiatives with the healthcare industry. Specifically, the Company's strategy is to leverage its 17 years of physician recruitment experience in becoming a dominant player in Physician and Nursing Management Services.

THE COMPANY

The "Company" refers to: (i) Med-Emerg International Inc.;(ii) its wholly-owned subsidiaries, Med-Emerg Urgent Care Centres Inc., Med-Emerg Dundas Urgent Care Centre Inc., JC Medical Management Inc., YFMC Healthcare Inc., 927563 Ontario Inc. and 927564 Ontario Inc.; (iii) its indirect wholly-owned subsidiaries Med-Emerg Inc. and Med Plus Health Centres Ltd., which is wholly-owned by 927563 Ontario Inc. and 927564 Ontario Inc., respectively; (iv) its 75% owned subsidiary, Doctors on Call Ltd.; (v) its 51% owned subsidiary Caremedics (Elmvale) Inc.; and, (vi) its 51% owned subsidiary York Lanes Health Centres Inc.

HIGHER REVENUES

Med-Emerg experienced accelerated growth, realizing revenues for the year ended December 31, 2000 of $15.5 million, compared to $12.6 million for the year ended December 31, 1999, an increase of approximately 23%. The increase was in large part due to the Physician Management Services. Contributions to operating income after physician and other direct costs for the year ended December 31, 2000 were $5.5 million, compared to $3.8 million for the year ended December 31, 1999. This represents an increase of $1.7 million or 45%.

Disappointing earnings obscured this exceptional performance. The underlying causes are addressed subsequently.

During the summer of 2000, Med-Emerg's management team made a conscious decision to pursue higher margin businesses by leveraging its core competencies. In August the Company responded to a request for proposal for the provision of Civilian Health Care Services for In-Garrison Support for the Canadian Armed Forces. Significant time and effort was expended in fiscal 2000 to better position the Company's possibilities in winning the contract. On March 8th, 2001, Med-Emerg was awarded a 3-year contract estimated at approximately $92 million Canadian. This management services contract, the largest of its kind in Canada, will provide up to 400 medical personnel to all Canadian Forces Bases across Canada. The contract, which is effective immediately, extends through March 31, 2004. Through this agreement Med-Emerg will recruit, schedule and manage physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the Canadian Forces health authority resident on each base.

The objective of the proposed contract is to place the sourcing, recruitment, hiring and management of these scarce health professionals in the hands of a company that understands, and is working in, this sector of healthcare. Each of these functions brings our dedicated experts who understand the health labour market and can bring their expertise to bear on placing appropriate individuals at the medical clinics.

On March 15th, 2001 the Company entered into a contract with Schering Canada, a leading pharmaceutical company in Canada to coordinate the special access Remicade(TM) infusion services to patients with Crohn's Disease and Rheumatoid Arthritis. Under this agreement, MEII medical staff will provide all infusion services for patients referred to Shering Canada Inc.'s Remicade(TM) program at clinic locations across Canada. However, our negotiations began during the summer of 2000, and the first infusions were performed in our clinics in December 2000. This is consistent with management's commitment to pursue higher margin businesses.

OPERATING EXPENSES

Operating costs increased by $2.0 million, from $3.7 million for the year ended December 31, 1999 to $5.7 million for the year ended December 31, 2000. This was primarily due to the acquisition of YFMC clinics in November 1999, and the related salary and occupancy costs assumed by Med-Emerg. To address the operating losses experienced in the first half of fiscal 2000, management undertook a major restructuring commencing in July of 2000 with a renewed focus on the core business. Specifically, the Board and management determined that the internet-business, HealthyConnect.com, would be segregated from the operations and run under a separate management team. As a cost savings measure, the administrative offices in Alberta and Ottawa were moved into existing clinics along with appropriate staff reductions. The full benefit of these cost cutting measures will only be realized in fiscal 2001.

OTHER EXPENSES (INCOME)

In June 2000, the Company issued shares representing 17% of its subsidiary HealthyConnect.com to Harmonie Group, Inc. resulting in a dilution gain of $1.2 million.

As a result of management and the board's decision to focus on the core business, the Company intends to divest its interest in HealthyConnect.com in fiscal 2001. This subsidiary continued to experience significant losses in excess of $1.7 million for the year ended December 31, 2000, an increase of almost $1 million from the prior year.

Consistent with our commitment to focus on supporting profitable clinics, the Company sold Spirotec in August 2000 and the following month the Company divested its 45% interest in Medical Urgent Care Inc. due to continued losses from operations. At the end of fiscal 2000, the decision was made to forego ownership in a clinic, JC Medical Management Inc. in lieu of a $405,371 convertible debenture, due December 31, 2000, which was issued as payment when the clinic was acquired. The total loss from the disposition of these clinics for the year ended December 31, 2000 represents approximately $0.4 million.

AMORTIZATION AND INTEREST

Amortization of capital and other assets increased by $1.3 million primarily due to the Company's proportionate share of HealthyConnect.com's software costs, representing approximately $0.7 million and the remaining amount represents the write off of goodwill and acquisition costs associated with the purchase of the YFMC clinics, previously deferred.

Interest and financing costs increased by $0.2 million from the prior year as a result of extending our banking lines of credit to fund our operating activities.

OPERATING LOSS BEFORE INCOME TAXES

Due to these unusual expenses incurred in fiscal 2000, the loss increased from $1.1 million to $3.1 million, representing an increase of approximately $1.7 million. However, as described above, the one-time costs related to HealthyConnect.com, restructuring costs related to the YFMC acquisition, and the sale of the non-profitable clinics totaled approximately $2.2 million for the year ended December 31, 2000.

Management believes that all related costs have now been appropriately reflected on the balance sheet and does not anticipate there will be any further write down required.

THE PHYSICIAN AND NURSE RECRUITMENT DIVISION

Competitive pressures have focused the attention of many healthcare administrators, in the public sector, on the need for better staffing of their medical professionals. Hospitals have increasingly turned to contract staffing firms with specialized skills to help solve human resource problems.

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

The Company's hospital physician staffing services are reimbursed either based on a monthly fee payable by the hospital or on a per shift basis. As of April 16th, 2001, the Company had 15 hospital physician contracts, of which 9 were contracted to pay monthly administration fees, 5 were contracted to pay on a per-shift basis and 1 was contracted to pay based on a percentage of billings generated by the physicians on each shift.

The Company's nurse staffing services are reimbursed at a fixed rate per hour of coverage provided. The Company had 8 hospital nursing contracts as at April 16th, 2001, which provided a total of approximately 2000 hours/month. The company has recently been designated a preferred provider of nursing services to the Rouge Valley Hospital System in Toronto. This is the first time that the company has received such designation. Management intends to pursue similar arrangements with other hospitals as a strategy to grow the nursing division and minimize fluctuations in demand for its services.

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

For all but one of the hospital staffing contracts, the Company's monthly fee is due on the 1st of the month for which shift coverage is being provided. For all of the Company's hospital staffing contracts (fee-for-service and fixed fee) the physicians are paid on the 15th of each month for services rendered up to the 15th of the prior month.

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

CONSULTING AND HEALTHCARE MANAGEMENT SERVICES. Hospitals have increasingly turned to consulting specialists with specialized skills to strengthen the management of their professional medical staff and specific clinical departments, to better control costs, and to assist hospitals in meeting their healthcare coverage needs and obligations to patients who are indigent, uninsured or unassigned to a referring physician..

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

THE PHYSICIAN MANAGEMENT SERVICES DIVISION

As of April 16th, 2001 the Company has an ownership interest in and manages 23 clinics in Canada. The locations of and services provided at the Company's clinics are as follows:

The Company operates 23 clinics that offer both family practice and walk-in services for patients. Other services that may be provided at the clinics are travel medicine, chiropractic, massage therapy, weight loss program, internal medicine, paediatrics, haemotology and professional family counseling. The Company manages the clinics by providing scheduling, staffing, recruiting, billing, collections and accounting services to the clinic.

In addition to family practice and walk-in clinics, the Company owns an Urgent Care Centre through which it offers on-site, one-stop medical care comparable to the services provided in a traditional emergency department. The Urgent Care Centre concept consists of a group of emergency trained physicians, a medical laboratory, a diagnostic radiology service, and a pharmacy, each of which must be present for the others to co-exist, and each of which is provided by a separately owned company. The Company operates the clinic component of the Urgent Care Centre. The Company provides emergency medical services, including emergency physician staffing, emergency nurse staffing, receptionist staffing, physician billing services, all financial services, inventory control, Medical Directorship and other operational components such as quality improvement and risk management initiatives.

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

HealthyConnect.com has assembled several key strategic partners that will provide health information content, end to end transaction processing capability and e-commerce goods and services to its customers. HealthyConnect.com has negotiated a relationship with AstraTek, headquartered in New York, N.Y. AstraTek is a software product development firm, delivering advanced technologies to Fortune 1000 companies and financial institutions. AstraTek provides mission critical computing such as distributed computing, multi-tier client-server systems, and object-oriented technology. The core proficiencies at AstraTek include Windows NT development from driver level to application level, using Visual C++, Visual Basic, MFC, ATL and OLE automation. AstraTek assisted in the development and launch of the HealthyConnect.com portal. HealthyConnect.com has also negotiated a relationship with Data General, headquartered in Westborough, Massachusetts. Data General is a leading supplier of servers and storage systems, and services for information systems users worldwide. Data General designs, manufactures, markets, and supports two major families of open systems, AViion(R) servers and CLARiion(R) mass storage products, which represent over 90 percent of current product revenues. Data General and its subsidiaries, distributors and representatives serve customers in more than 70 countries. Data General works closely with leading software and services suppliers who understand specific customer problems and provide effective and affordable business solutions. Data General will provide a consolidated computing infrastructure to support HealthyConnect.com including hardware, software and network support.

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

EMPLOYEES

As of March 31, 2001, the Company had 89 full-time employees, of whom 3 were employed in general executive positions, 29 were employed in administration and 57 were employed in the Company's clinics. In addition, as of such date, approximately 200 physicians and 45 nurses were actively working as independent contractors of the Company. These physicians and nurses are not employees of the Company.

ITEM 2:  PROPERTIES

The Company's principal executive office is located at 2550 Argentia Road, Suite 205, Mississauga, Ontario. The principal office occupies approximately 7,500 square feet of space under a lease that expires in April, 2001 at an average annual rental rate of approximately $104,000.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company is planning to have a shareholders meeting on June 1st, 2001 where it intends to present the audited 1999 and 2000 financial statements for approval and conduct other matters of business.

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

The following table sets forth the range of high and low sales prices from First Quarter of 1999:

                                                        COMMON SHARES
                                                        -------------
                                                   HIGH               LOW
First Quarter, 1999                              US$  2-1/4       US$  1-1/32
Second Quarter, 1999                                  2-1/2            1-1/16
Third Quarter, 1999                                   2-1/16           1-1/2
Fourth Quarter, 1999                                  2-11/16          1
First Quarter, 2000                                   3-11/16          1-9/16
Second Quarter, 2000                                  3-1/16           1-5/8
Third Quarter, 2000                                   2-1/8            7/8
Fourth Quarter, 2000                                  1-3/4            3/8

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

The net proceeds to the Company from its Initial Public Offering after deducting underwriting discounts and commissions and other expenses of the Offering, were US $3,737,158. The Company used the net proceeds of the Offering as follows:

                                                                     Amount
                                                                 (U.S. DOLLARS)
                                                                 --------------

               Repayment of Lines of Credit (1)                    $  862,108
               Repayment of Bridge Notes (2)                          546,589
               Working Capital Requirements                           869,023
               Acquisitions (3)                                       735,442
               Urgent Care Centre                                     147,147
               Dividends on Preferred Shares                          221,247
               Capital Assets                                         226,949
               Share Repurchase Plan (4)                               77,965
               Purchase of Note Receivable                             50,688
                                                                 -------------
               Proceeds used to date                                3,737,158
               General Corporate Purposes and
                    Potential Acquisitions                                  -
                                                                 -------------
                                                                   $3,737,158

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

(3) The Company completed six acquisitions since the completion of the Initial Public Offering. All of the shares of J.C. Medical Management Inc. were purchased in June, 1998. 75% of the shares of Doctors on Call Ltd. were purchased in September, 1998. 45% of the shares of Mississauga Urgent Care Inc. were purchased in January, 1999. 51% of the shares in York Lanes Health Centres were purchased in February, 1999. 51% of the shares of Caremedics (Elmvale) Inc. were purchase in March, 1999. All of the shares of YFMC Heathcare Inc. were purchased in November, 1999.

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

STATEMENT OF OPERATIONS DATA:                                 US $

                                                   YEAR ENDED DECEMBER 31, 2000
                                     ------------------------------------------------------------------
                                        2000         1999        1998          1997           1996

                                     ------------ ----------- ------------  -----------    ------------
STATEMENT OF OPERATIONS DATA:

     Revenue                          15,532,767  $12,648,428  $10,308,103  $ 8,358,937    $ 7,953,775
     Physician Fees and Other
     Direct Costs                     10,011,764    8,877,139    7,984,116    6,319,934      6,290,047
     Gross Profit                      5,521,004    3,771,289    2,323,987    2,039,004      1,663,728

     Operating Expenses before
     Depreciation and Amortization
     (1) and HealthyConnect.com
         -- Canadian GAAP              5,734,359    3,707,128    2,246,225    1,995,439      4,315,983
         -- U.S. GAAP                               3,680,333    2,422,974    2,101,456      4,359,053

     Depreciation and Amortization     1,629,437      361,333      124,239       92,548         57,632
     HealthyConnect.com                1,730,691      798,943       84,530            -              -
     Operating Income (Loss)
         -- Canadian GAAP                          (1,096,115)    (131,007)     (48,983)    (2,709,887)
         -- U.S. GAAP                              (1,069,320)    (307,756)    (155,001)    (2,752,957)

     Other Income (Expense)             (266,641)     (44,495)     (12,584)    (321,335)       (40,780)
     Provision for Income Taxes         (826,572)    (262,140)     (37,333)     (29,332)      (107,761)
     (Recovery)
     Net Income (Loss)
         -- Canadian GAAP             (2,258,087)    (878,470)    (106,258)    (340,987)    (2,642,906)
         -- U.S. GAAP                                (851,675)    (283,007)    (447,004)    (2,685,976)
     Net Income per Common Share (2)
         -- Canadian GAAP                         $     (0.26) $     (0.04) $     (0.18)   $     (0.87)
     Basic and Fully Diluted Income
     (Loss) per Common Share (2)
         -- Canadian GAAP                         $     (0.30) $     (0.08) $     (0.18)   $     (0.87)
     Primary and Fully Diluted
     Income (Loss) per Common Share
         -- U.S. GAAP                             $     (0.25) $     (0.10) $     (0.23)   $     (0.88)
BALANCE SHEET DATA:
    Working Capital                  $(2,218,224) $  (882,234) $ 1,499,329  $(1,349,530)   $  (870,509)
    Total Assets                       9,262,327   10,066,935    5,455,832    3,636,418      2,583,717
    Long-term Debt                       184,379      518,339       66,837       55,475              -
    Shareholders' Equity               4,091,458    5,230,930    3,703,504        9,760        196,335
OTHER DATA:
    EBITDA (3)
        -- Canadian GAAP                          $  (734,782) $    (6,768) $    43,565     (2,652,255)
        -- U.S. GAAP                                 (707,988)    (183,517)     (62,452)    (2,695,325)

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

Med-Emerg is positioned to establish industry leadership by providing integrated professional management services in the delivery of healthcare to the healthcare consumer. The Company's operations are divided into three divisions: Physician and Nurse Recruitment Services, Physician Management Services and an internet based healthcare network called HealthyConnect.com. Med-Emerg's strategy is to remain focussed on these three divisions while continuing to broaden its consolidation of physicians over a wider geographic base. Med-Emerg believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and to integrate opportunities available through internet technology. Specifically, the Company's strategy is to leverage its 17 years of physician recruitment experience in becoming a dominant player in Physician Management Services and to develop an internet-based healthcare network that connects physicians, patients, third party payors and consumers to a "virtual world" of healthcare products, services and health information.

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

The Company has not pursued a Business Combination Agreement to purchase all of the issued and outstanding shares of Laser Rejuvenation Clinics Ltd. ("LRC"). At present, the Company continues to work with LRC and are evaluating which clinics could participate in offering cosmetic treatment with LRC equipment and expertise.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

REVENUES. Revenues increased by $2,884,339 or 22.8% from $12,648,428 in 1999 to $15,532,767 in 2000. The revenue growth is attributable to the acquisition of YFMC, the acquisitions of MUCI, York Lanes and Elmvale and growth in existing clinic business.

Revenues generated by Physician Management Services increased by $3,474,863 or 72.1% from $7,156,682 in 1999 to $12,623,105 during 2000. The acquisition of
YFMC Healthcare Inc. added total revenue of $4,625,000 for operations included in the consolidated results of the Company.

Revenues from Physician and Nurse Recruiting decreased by $590,524 to $7,241,184 during 2000 from $7,831,708 in 1999.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $1,134,624 or 11.3% from $8,877,139 in 1999 to $10,011,763 in 2000. Physician fees and other direct costs decreased as a percent of revenue, representing 64.5% of revenues for 2000, and 70.2% of revenues for 1999.

OPERATING EXPENSES. Operating expenses in 2000 include $1,730,691 of expenses relating to the development of HealthyConnect.com, an internet based e-commerce health portal. Operating expenses before HealthyConnect.com have increased by $2,027,230 or 35.4% from $3,707,128 in 1999 to $5,734,359 in 2000.
Incorporating a full year of operating expenses for YFMC's (or $2,536,233 for 2000) was the lead factor contributing to the increase in operating expenses before HealthyConnect.com. development expenses.

NET LOSS. As a result of the above items, the Company reported a net loss of $1,939,864 for 2000 as compared to a net loss of $878,470 for 1999. Med-Emerg's tax rate being a publicly traded company, is approximately 44%.

Under U.S GAAP, the Company reported a net loss of $3,129,096 for the year ended December 31, 2000 as compared to a net loss of $851,675 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2000, the company's working capital deficit totaled $2,218,224. The company has available credit facilities for up to approximately $3,117,855. During the year, the Company was in violation of its loan covenants and its bankers have requested repayment of advances. At year-end, the company was in negotiation with its bankers to secure extensions of existing arrangements and final settlement. The Company established credit facilities that provide operating lines of credit amounting to $1,600,534, bearing interest at the bank's prime lending rate plus 0.5% to 1.0% per annum with interest payable monthly, and capital lines of credit amounting to 1,567,676. The capital lines of credit bear varying interest rates from the bank's prime lending rate plus 0.75% to 9.65% per annum. As at December 31, 2000, the Company has drawn approximately $666,900 against the operating facility and $121,154 against the capital facility.

On March 1, 2000, the Company issued a Private Placement Memorandum for equity financing. The Company raised gross proceeds of US$1,040,000 for the issuance of 1,040,000 common shares.

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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.

NAME                                               AGE    POSITION
----                                               ---    --------
William Thomson, CA.                               59     Chairman of the Board

Ramesh Zacharias, M.D., FRCSC                      49     Chief Executive Officer,
                                                          Director

Donald Ross                                        49     V.P. Operations

John Jarman                                        48     V.P. Finance

Robert M. Rubin                                    59     Director

Patrick Michaud                                    48     Director

     WILLIAM E. THOMSON, C.A. Mr. William Thomson has been a Director of the Company since January 1996 and is currently the non-executive Chairman. Mr. Thomson is President of William E. Thomson Associates Inc., one of Canada's best known crisis management firms. Mr. Thomson has been a director since 1996. Mr. Thomson has been President and Chief Executive Officer of Speedware Corporation, a TSE listed information technology company, since June 1998. Mr. Thomson is Chairman of Asia Media Group Corp. in Singapore, and Esna Technologies Ltd. In addition, Mr. Thomson acts as a director of the following companies: TPI Plastics Ltd., Elegant Communications Ltd., Imperial Plastech Corp., Electrical Contacts Ltd., The Aurora Fund and Media Groupings Far East Ptc Ltd.

     RAMESH ZACHARIAS, M.D., FRCSC., CHIEF EXECUTIVE OFFICER. Dr. Ramesh Zacharias is the founder of Med-Emerg Inc. He is a surgeon and leading expert in the design and delivery of emergency care. He has provided consulting services regarding the delivery of emergency care in the Caribbean, Saipan and Malaysia and provided management consulting services regarding the operation of medical clinics in Canada, the United States and Russia. Dr. Zacharias provides medical leadership to both Med-Emerg Inc. and its on-line subsidiary, HealthyConnect.com.

     DR. DONALD ROSS, D.M.D., M.SC., VICE-PRESIDENT, OPERATIONS. Dr. Ross is an experienced, results-oriented health care executive specializing in regulatory, scientific and operational issues in not-for-profit public and private health care. In addition to his professional experience, Don holds a Masters degree in Clinical Epidemiology, is a Doctor of Dental Medicine, and has an honors Bachelors degree in neurophysiology from the University of British Columbia.

     MR. JOHN JARMAN, B.COM, C.A., VICE-PRESIDENT, FINANCE. Mr. Jarman is a chartered accountant having articled at PriceWaterhouseCoopers after obtaining his Bachelor of Commerce degree from the University of Toronto. He has consulted to the healthcare industry and brings more than eighteen years experience in senior management positions prior to working with Med-Emerg Inc.

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

     MR. PATRICK MICHAUD. Mr. Michaud was previously a director and has since rejoined the board. Since September 1993, Mr. Michaud has been self-employed as an independent financial consultant. From April 1992 to September 1993, Mr. Michaud was Senior Vice-President and Chief Financial Officer of Majestic Electronic Stores, Inc., a publicly traded specialty electronics retailer. From 1990 to 1993, Mr. Michaud was a director of Continental Pharma Cryosan, a company which at the time was a publicly traded healthcare company. Mr. Michaud received his BA in Engineering Civil in 1974 from the Royal Military College of Canada, his MBA in 1980 from the University of Western Ontario, and a certified general accounting degree in 1985 from the Certified General Accountants Association of Ontario.

ITEM 11:  EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation, as well as certain other compensation paid or accrued to the Company's Chairman, Chief Executive Officer and Chief Operating Officer for the fiscal year ended December 31, 2000. No other executive officer has a total annual salary and bonus of more than U.S.$100,000 during the reporting periods.

                                                   ANNUAL COMPENSATION (US$)
                                                   -------------------------
                                                                                   OTHER
NAME AND PRINCIPAL POSITION                    SALARY            BONUS          COMPENSATION
---------------------------                    ------            -----          ------------

Ramesh Zacharias                    2000     $227,000           $     0          $9,713 (1)
Chief Executive Officer             1999     $179,048           $67,300          $4,938 (1)
                                    1998     $151,088           $     0          $5,186 (1)

(1) In addition to being the Chief Executive Officer of the Company, Dr. Zacharias on occasion covers physician assignments that the Company is otherwise unable to fill. For each assignment that Dr. Zacharias covers, he is paid as an independent contracting physician. This amount represents fees paid to Dr. Zacharias for services rendered as a physician.

Employment Agreements

All of the Company's executive officers intend to offer their full business time to the affairs of the Company. The Company entered into employment agreements with both Dr. Zacharias and Mr. Pahapill. Dr. Zacharias' agreement provides that he will devote all of his business time to the Company in consideration of an annual salary of US$225,000 effective August 1, 1999 and a bonus of US$67,300 based on performance. The annual salary increases to US$250,000 per year during the final year. The agreement is for a term of three years, but may be terminated by the Company for cause, or without cause with penalty.

Mr. Pahapill, the previous President, has resigned from Med-Emerg International Inc. having moved over to work at the HealthyConnect.com subsidiary.

Stock Option Plan

In November 1999, the Board of Directors and shareholders adopted and approved the Company's Stock Option Plan (the "Plan"). The Plan is to be administered by the Board of Directors or a committee appointed by the Board. Pursuant to the Plan, options to acquire an aggregate of 1,000,000 shares of Common Stock may be granted, 710,900 of which have been granted as of March 20, 2000. The Plan is to provide for grants to employees and directors of the Company. During the fiscal 2000, Med-Emerg cancelled or let expire 645,000 options, including 400,000 options to the Named Executive Officers as the original objective in granting the options criteria was not achieved. No options were granted to eligible physicians during the fiscal year ended December 31, 2000.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 2001, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock; (ii) all directors and officers as a group.


                                            SHARES OF            PERCENTAGE
NAME OF BENEFICIAL OWNER(2)                 COMMON STOCK         OWNERSHIP
---------------------------                 ------------         ---------
1245841 Ontario Inc (3)                     1,042,544               17.4%
Ramesh Zacharias (4)                        1,607,544               26.1%
  M.D., FRCSC

Robert Rubin (5)                              750,000               12.8%
Hampton House
  International (9)                           274,375                5.2%
Ambrose Group                                 170,000                5.5%
All Officers and Directors as
  a group (9 persons)
  (4)(5)(6)(7)(8)(10)                       4,467,888               55.1%


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

(10)Represents 2,426,221 voting securities currently owned and 2,041,667 voting securities issuable upon exercise of currently exercisable options issued under the Company's Stock Option Plan to Directors and Officers.

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

On November 1, 1996, the Company granted Robert Rubin, a director, an option to purchase 700,000 shares of Common Stock at US$.75 per share and approved the issuance of 50,000 shares of Common Stock, all of which shares were issued in 1997 in consideration of services rendered to the Company as director. On December 31, 1999, Mr. Rubin exercised options for 58,333 common shares. Under a US$800,000 line of credit previously established between Mr. Rubin and the Company, Mr. Rubin advanced an aggregate of US$250,000 from July 1997 to January 1998.

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

                              MED-EMERG INTERNATIONAL, INC.

                              /s/ Ramesh Zacharias

                              -------------------------------
                              Ramesh Zacharias
                              Director, Chief Executive Officer

DATE:  March 31, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               /s/ William Thomson

                               -------------------------------
                               William Thomson
                               Chairman of the Board
                               DATE: March 31, 2001


                               /s/ Ramesh Zacharias

                               -------------------------------
                               Ramesh Zacharias
                               Director, Chief Executive Officer
                               DATE: March 31, 2001


                               /s/ Robert M. Rubin

                               -------------------------------
                               Robert M. Rubin
                               Director
                               DATE: March 31, 2001


                               /s/ Patrick Michaud

                               -------------------------------
                               Patrick Michaud
                               Director
                               DATE: March 31, 2001

                                AUDITORS' REPORT

      To the Shareholders of
      Med-Emerg International, Inc.

      We have audited the consolidated balance sheets of Med-Emerg International, Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flows for each of the years ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations cash flows for each of the years then ended in accordance with generally accepted accounting principles.

      Canadian generally accepted accounting principles differ in some respects from those applicable in the United States of America (note 18).

      /s/ Schwartz Levitsky Feldman, LLP

      Chartered Accountants

      Toronto, Ontario
      March 31, 2001

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                        AS AT DECEMBER 31, 2000 AND 1999
                                    (IN US$)


                                                       2000         1999
                                                       ----         ----

ASSETS

CURRENT ASSETS

   Cash and short term investments                 $   121,765  $   229,966
   Accounts receivable (note 5)                      2,003,983    2,453,700
   Prepaid expenses and other                          231,167      281,385
                                                   -----------  -----------
                                                     2,356,915    2,965,051
                                                   -----------  -----------

Capital assets (note 6)                              1,667,716    2,329,847
Goodwill (note 7)                                    1,837,275    2,828,700
Other assets (note 8)                                3,394,914    1,177,068
Deferred income taxes (note 16)                          5,508      295,886
                                                   -----------  -----------
                                                   $ 9,262,328  $ 9,596,552
                                                   -----------  -----------
                                                   -----------  -----------

LIABILITIES

CURRENT LIABILITIES

   Bank Indebtedness (note 9)                      $ 1,567,676  $ 1,401,096
   Accounts payable and accrued liabilities          2,649,776    1,917,153
   Restructuring reserve (note 3)                       36,908      356,889
   Due to shareholder (note 10)                        175,059         --
   Current portion of long-term debt (note 11)         145,721      172,145
                                                   -----------  -----------
                                                     4,575,140    3,847,283

Long term debt (note 11)                               184,379      518,338
                                                   -----------  -----------
                                                     4,759,519    4,365,621
                                                   -----------  -----------

Minority interest (note 12)                            411,352         --

Commitments and contingencies (note 19)

   Capital Stock (note 13)                           9,723,816    8,251,290
   Convertible Debenture (note 14)                        --        405,371
   Contributed surplus (note 15)                     1,079,401    1,022,100
   Deficit                                          (6,406,671)  (4,335,566)
   Cumulative translation adjustment                  (305,089)    (112,264)
                                                   -----------  -----------
                                                     4,091,458    5,230,931
                                                   -----------  -----------
                                                   $ 9,262,328  $ 9,596,552
                                                   -----------  -----------
                                                   -----------  -----------

             The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board:

_______________________ Director

_______________________ Director

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999
                                    (IN US$)


                                                           2000             1999
                                                           ----             ----
REVENUE                                                $ 15,532,767    $ 12,648,428
PHYSICIAN FEES AND OTHER DIRECT COSTS                    10,011,764       8,877,139
                                                       ------------    ------------
                                                          5,521,004       3,771,289
                                                       ------------    ------------
EXPENSES

   Salaries and benefits                               $  2,748,536    $  1,838,276
   General and administration                               870,304         493,542
   Occupancy costs and supplies                           1,663,739         872,109
   Public company costs                                     312,751         301,592
   Travel & Marketing                                       139,029         201,610
                                                       ------------    ------------
                                                          5,734,359       3,707,128
                                                       ------------    ------------

(LOSS) INCOME BEFORE AMORTIZATION, INTEREST
   & FINANCING COSTS & TAXES                               (213,356)         64,160

   Amortization of capital assets                           315,925         194,097
   Interest and financing expense                           266,641          44,494
   Amortization of goodwill                                 454,164          99,803
   Amortization of other assets                             859,348          67,432
   HealthyConnect.com development costs                   1,730,691         798,943
   Dilution Gain                                         (1,188,525)           --
   Loss on Disposition                                      433,058            --
                                                       ------------    ------------
                                                          2,871,303       1,204,770
                                                       ------------    ------------

LOSS BEFORE INCOME TAXES                                 (3,084,659)     (1,140,609)
   Income taxes (recovery)                                 (826,572)       (262,140)
                                                       ------------    ------------

NET LOSS BEFORE MINORITY INTEREST & PREFERRED SHARES     (2,258,087)       (878,470)

   Minority Interest                                       (318,223)           --
                                                       ------------    ------------

NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                (1,939,864)       (878,470)

   Preferred share dividends                               (131,240)       (134,194)
                                                       ------------    ------------

NET LOSS                                                 (2,071,104)     (1,012,664)

DEFICIT, BEGINNING OF THE YEAR                           (4,335,567)     (3,322,903)
                                                       ------------    ------------

DEFICIT, END OF THE YEAR                               $ (6,406,671)   $ (4,335,567)
                                                       ------------    ------------
                                                       ------------    ------------

BASIC AND FULLY DILUTED LOSS, PER SHARE (NOTE 16)      $      (0.36)   $      (0.30)
                                                       ------------    ------------
                                                       ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  5,802,669       3,371,322
                                                       ------------    ------------
                                                       ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     AS AT DECEMBER 31, 2000 AND 1999
                                    (IN US$)


                                                                           2000            1999
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss for the period                                             $(1,939,864)   $  (878,469)
   Adjustments for:
      Amortization of capital assets                                       315,925        194,097
      Amortization of Goodwill and other assets                          1,313,512        167,235
      Deferred income taxes                                               (854,707)       180,878
      Dilution gain from HealthyConnect.com                             (1,188,525)
      Loss on sale of clinics                                              433,058
      Minority interest                                                   (318,223)
      Stock compensation                                                      --           26,174
                                                                       -----------    -----------
                                                                        (2,238,824)      (310,085)
   Increase in non-cash working capital components                         912,577        172,781
                                                                       -----------    -----------
                                                                        (1,326,247)      (137,304)
                                                                       -----------    -----------
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Additions to capital assets                                            (137,718)    (1,817,699)
   Business acquisitions                                                         --      (630,453)
   Proceeds of Disposal                                                     33,828
   Other assets                                                            (94,536)        23,890
                                                                       -----------    -----------
                                                                          (198,428)    (2,424,262)
                                                                       -----------    -----------
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank indebtedness                                                       215,796      1,222,815
   Issue of common shares                                                1,472,526           --
   Issuance of warrants                                                      --            41,775
   Repurchase of shares                                                      --            (1,542)
   Term loans                                                                --           555,089
   Obligation/(obligations repaid) under capital lease                     (26,424)       (12,047)
   Issuance/(repayment) of debt                                           (276,490)          --
   Due to shareholder                                                      172,425           --
   Dividends paid on preference shares                                    (131,240)      (100,575)
                                                                       -----------    -----------
                                                                         1,426,593      1,705,515
                                                                       -----------    -----------

Effect of foreign currency exchange rate changes                           (10,118)        (4,566)

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                    (108,200)      (860,617)
Cash and short-term investments, beginning of year                         229,965      1,090,582
                                                                       -----------    -----------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                           $   121,765    $   229,965
                                                                       -----------    -----------
                                                                       -----------    -----------

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

The Company's operations are divided into three divisions, Physician and Nurse Recruitment, Physician Management Services and HealthyConnect.com.

On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At December 31, 2000, the Company had 15 contracts for physician staffing and 6 contracts for nurse staffing.

Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At December 31, 2000, the Company owned and managed 23 clinics.

As a result of management and the board's decision to focus on the core business, the Company intends to divest its interest in HealthyConncect.com in fiscal 2001.

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

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

f)       Physician Contracts

In conjunction with the acquisition of YFMC Healthcare Inc. as described in note 3,the Company has assigned a value for long-term physician contracts secured under the transaction. These costs are being amortized over sixty months.

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

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

3.       BUSINESS ACQUISITIONS

The Company had purchased all the outstanding security of YFMC healthcare Inc., effective November 5, 1999. The Company has expensed integration costs associated with the business combination with YFMC Healthcare Inc. There remains $36,908 in restructuring costs accrued to be applied against the Ottawa leased office space until such time that it is Sublette.

4.       BUSINESS DISPOSITIONS

During the fiscal year 2000, the Company disposed of its interests in three unprofitable clinics namely, Spirotech, Britannia Urgent Care and JC Medical Management Inc. resulting in a loss on disposition of $433,058.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

5.       ACCOUNTS RECEIVABLE


                                             2000            1999
                                             ----            ----
Trade receivable                         $  2,076,243   $   2,526,370
Allowance for doubtful accounts              (72,260)        (72,670)
                                         ------------   -------------
                                         $  2,003,983   $   2,453,700
                                         ------------   -------------

6.       CAPITAL ASSETS


                                        2000                       1999
                         ------------------------------------   ----------
                                     Accumulated
                             Cost    Amortization       Net         Net
                             ----    ------------       ---         ---
Furniture and fixtures   $  194,753   $  100,970   $   93,783   $  101,103
Medical equipment           391,014       89,032      301,982      393,307
Computer software           147,462      135,611       11,851       48,382
Computer hardware           439,614      278,506      161,108      213,146
Leasehold improvements    1,348,494      249,502    1,098,992    1,573,909
                         ----------   ----------   ----------   ----------
                         $2,521,337   $  853,621   $1,667,716   $2,329,847
                         ----------   ----------   ----------   ----------

Amortization for the year amounted to $315,925 ($194,097 for December 31, 1999).

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note receivable

On June 29, 1998, the company purchased a note receivable, payable by the Estate of Dr. Donald Munro ("Estate"). The security for the note includes the 150,000 shares of Common Shares of the company and any proceeds from the sale of the Common Shares by the Estate must be applied to repay the note. The company demanded repayment of the note on April 1, 1999.

7.       GOODWILL


                                                       2000             1999
                                                       ----             ----
Goodwill (net of accumulated amortization of
$853,622; $172,160 at December 31, 1999)            $ 1,837,275      $ 2,828,700
                                                    -----------      -----------

8.       OTHER ASSETS

                                                                                2000        1999
                                                                                ----        ----
Physician contracts (net of accumulated amortization of $155,607;
   $23,095 at December 31, 1999)                                              511,282      669,762

Deferred start-up costs (net of accumulated amortization of $89,161;
   $46,323 at December 31, 1999)                                              200,907      255,040

Deferred charges relating to proposed financing                                  --        143,851
Note receivable                                                                50,133       52,085
Due from related parties                                                       23,695        7,830
Software development costs (net of accumulated amortization of $694,520:
   NIL at December 31, 1999)                                                2,608,897
Loan to officer, unsecured, non-interest bearing, repayable
   over a five-year period commencing February, 2000                             --         41,571
Other                                                                                        6,929
                                                                           ----------   ----------
                                                                           $3,394,914   $1,177,068
                                                                           ----------   ----------

9.       BANK INDEBTEDNESS

The Company has credit facilities providing a total of $1,567,676 in demand operating lines of credit. The lines of credit bear interest at rates varying from prime plus 0.5% to prime plus 1% per annum. As security for one operating line, the Company has provided a first-ranking general assignment of accounts receivable, a general security, an assignment of all risk insurance policies and an assignment of key man life insurance of a director in the amount of $692,857. As security on another operating line, YFMC Healthcare Inc., a wholly-owned subsidiary of the Company, has provided a General Security Agreement. As security on a third facility, YFMC Healthcare (Alberta) Inc., a wholly-owned subsidiary of YFMC Healthcare Inc., has provided a General Security Agreement, unlimited guarantee of advances from YFMC Healthcare Inc. and an endorsement of fire insurance covering all office and equipment of YFMC Healthcare (Alberta) Inc.

10.      DUE TO SHAREHOLDER

This amount is due on demand and bears interest at 6% per annum.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

11.      LONG -TERM DEBT


                                                                                    2000        1999
                                                                                    ----        ----
Conmercial term loan payable, interest at prime + 2%, repayable in
   equal monthly installments of $6,979 principal and interest, due June 2003      144,285     203,094

Bank loan payable, interest at prime + 2.5%, repayable in equal monthly
   installments of $2,193 plus interest, due September 2003                                    148,903

Bank loan, interest at 10.9%, repayable in equal monthly installments of $2,431 principal plus interest, secured by personal guarantee of a
   shareholder, due August 2003                                                     43,930      61,400

Promissory note payable, repayable in equal monthly installments of
   $2,778, due June 2002                                                            31,492      55,813

Non-revolving bank loan, interest at prime + 0.75%, repayable in equal monthly installments of $3,147 plus interest, secured by General Security Agreement,
   chattel mortgage and assignment of risk and key man life insurance               84,183      52,906

Loans payable, interest rates varying from prime to prime + 1.5%, due
   between April 2000 and August 2002                                               21,517      57,500

Obligations under capital lease                                                      4,693      70,894

Due to related parties                                                                          39,973
                                                                                   -------     -------
                                                                                   330,100     690,483

Less: current portion                                                             (145,721)   (172,145)
                                                                                   -------     -------
                                                                                   184,379     518,338
                                                                                   -------     -------

The non-revolving bank loan is an available line of credit amounting to $666,900 for use in the acquisition of capital assets. At December 31, 2000, the Company had drawn $121,154 against the facility.

12.      MINORITY INTEREST

During the year, a subsidiary Healthy Connect.com Inc., issued shares to Harmonie Group, Inc. in consideration of acquiring cash and a software asset. Med-Emerg International Inc. has recorded dilution gains on the sale of a portion of its interest in this subsidiary as well as recognizing the minority's share of the subsidiary's operating losses.

13.      CAPITAL STOCK

AUTHORIZED

Unlimited number of the following classes of shares and warrants:

          Preference shares, voting, non-redeemable, non-retractable, having a cumulative dividend of US$0.27 per share, convertible to common shares;
          Class "A", redeemable, retractable, non-cumulative preferred shares;
          Class "B", redeemable, retractable, non-cumulative preferred shares;
          Special shares, issuable in series, with rights, privileges and restricitions to be fixed by the directors;
          Common shares
          Common shares purchase warrants, redeemable, entitling holder to purchase one share of common stock at a price of US$4.50 per share up to February 11, 2003.

ISSUED


                                                2000         1999
                                                ----         ----
500,000 Preference shares                    $  445,717   $  445,717
6,531,88 Common shares (4,913,433 in 1999)    9,171,988    7,699,462
1,437,500 Common stock purchase warrants        106,111      106,111
                                             ----------   ----------
                                             $9,723,816   $8,251,290
                                             ----------   ----------


                                                              Common Shares
                                                        ------------------------
                                                           Number        Amount
                                                           ------        ------

Balance, December 31, 1998                               3,096,544      5,430,002
   Shares repurchased and cancelled                         (1,000)        (1,542)
   Shares issued in connection with an acquisition       1,758,556      2,232,906
   Shares issued under stock option plan                    58,333         38,096
                                                         ---------    -----------

Balance, December 31, 1999                               4,912,433    $ 7,699,462

   Shares issued in return for services                    333,000        410,187
   Shares issued in connection with a private placement  1,082,500        853,480
   Shares issued under stock option plan                   155,554        110,429
   Shares issued as a dividend on preferred shares          48,395         98,430
                                                         ---------    -----------
Balance, December 31, 2000                               6,531,882    $ 9,171,988
                                                         ---------    -----------
                                                         ---------    -----------

                                                                   Warrants
                                                             --------------------
                                                               Number      Amount
                                                               ------      ------
Balance, December 31, 1997                                        --     $    --
Warrants issued in connection with initial public offering   1,437,500     106,111
                                                             ---------     -------
Balance, December 31, 2000 and 1999                          1,437,500   $ 106,111
                                                             ---------     -------
                                                             ---------     -------

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

On November 5, 1999, the company signed an agreement with Tadeo E-Commerce Corp to pay cash consideration plus 320,000 common shares having a market value of US$400,000, for the development of a web sight for its subsidiary, Healthy Connect.Com. These shares were to be delivered on the 7th month anniversary date of the agreement.

On March 31, 2000 the Company issued a Private Placement Memorandum for equity funding. During the year, the Company raised gross proceeds of $1,400,000 for the issuance of 1,040,000 common shares. After deducting commissions and financing costs, including the deferred financing costs as listed in Note 8 the Company will receive net proceeds of approximately $775,000.

On May 2, 2000 the Company raised $83,700 for the issuance of 42,500 common shares through a private placement. On May 18 and November 15, 2000 a director exercised stock options resulting in the issuance of 155,554 shares.

At December 31, 2000 the Company had issued 11,055 common shares to directors of the Company. The issuance of these shares was accounted for as compensation expense of $10,188 as the related services were rendered by the directors.

Quarterly dividends of $33,618 are payable either by cash or issue of equivalent common shares to a director. The December 31, 1999 and March 31 and June 30, 2000 quarterly dividends were paid out on November 13, 2000 on issuance of 48,395 common shares. The September 30 and December 31,2000 quarterly dividends were accrued in the accounts but not paid as at year end date.

On December 31, 2000, a director exercised stock options, resulting in the issuance of 155,554 Common Shares.

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

The December 31, 2000 quarterly dividends for the last two quarters in the amount of $67, 236 have not been paid but have been accrued in the accounts.

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

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

13.      CAPITAL STOCK (cont'd)

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

Pursuant to the Stock Option Plan approved by the Shareholders, options to acquire an aggregate of 1,000,000 shares of common stock may be granted. The Stock Option Plan is to provide for grants to employees, consultants and directors of the Company to enable them to purchase shares. As at December 31, 2000, 364,100 options were still available to be granted under the Stock Option Plan.

The following table summarizes the stock options granted by the Company:

                                                                             Number of Shares
                                                 Option price             ------------------------
Expiry date                                     per share (US$)           2000             1999
-----------                                     ---------------           ----             ----
Apr-02                                                   $2.50           157,600          176,500
Apr-02                                                   $4.25            16,200           19,400
Apr-02                                                   $0.75           486,113          641,667
Between September 2000
   and September 2003                                    $1.75            25,000           64,785
                                                 Between $1.25
Jan-04                                               and $1.87           242,500          340,000
Jul-04                                                   $1.50           400,000          800,000
Aug-04                                                   $1.85            12,500          100,000
                                                                       ---------        ---------
                                                                       1,339,913        2,140,852
                                                                       ---------        ---------
                                                                       ---------        ---------

                                                                          2000             1999
                                                                          ----             ----
Outstanding, beginning of year                                         2,140,852          926,500

                                Granted                                        -        1,304,785
                                Exercised                               (155,554)         (58,333)
                                Cancelled                               (645,385)         (32,100)
                                                                       ---------        ---------
Outstanding, end of year                                               1,339,913        2,140,852
                                                                       ---------        ---------
                                                                       ---------        ---------

14.      CONVERTIBLE DEBENTURE

In consideration of returning the JC Medical clinic to the original owner, the convertible debenture of $405,371 held as security on this clinic was canceled.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

15.      CONTRIBUTED SURPLUS

                                                                   2000               1999
                                                                   ----               ----
Stock compensation - difference between fair market value
   and exercise price (note 9c)                                  $  982,098       $  934,033
Share repurchase - difference between cost per share and
   assigned value (note 9a)                                          52,286           46,292
Fair value of warrants and stock options issued in
   connection with the acquisition of YFMC Healthcare Inc.           45,017           41,775
                                                                 -----------      ----------
                                                                 $1,079,401       $1,022,100
                                                                 -----------      ----------
                                                                 -----------      ----------

16.      DEFERRED INCOME TAXES

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

The components of the future tax benefit classified by source of temporary differences that gave rise to the benefit are as follows:


                                                            2000          1999
                                                            ----          ----
Accounting amortization in excess of tax depreciation   $(1,472,492)   $  (199,761)
Losses available to offset future income taxes            1,776,977      1,813,970
Share issue costs                                           356,896        663,926
Valuation allowance                                        (666,889)    (1,172,178)
                                                        -----------    -----------
Deferred income taxes                                   $    (5,508)   $ 1,105,958
                                                        -----------    -----------
                                                        -----------    -----------

At December 31, 2000, the Company has non-capital losses available for carry-forward of $4,442,515. These losses expire between 2003 and 2005. In addition, the Company has capital loss carry-forwards of approximately $245,415, which may be applied against future taxable capital gains. No accounting recognition has been given to the capital loss carry-forwards.

In connection with the acquisition of YFMC Healthcare Inc., the Company determined that the fair market value of the capital assets was greater than the tax value. The Company has recognized a liability for the temporary difference in the amount of $452,762.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

17.      EARNINGS PER SHARE


                                               2000          1999
                                               ----          ----
Net loss before preferred share dividend
   and goodwill, per share                   $  (0.25)     $  (0.21)
Goodwill, per share                             (0.08)        (0.05)
                                             --------      --------
Net loss before preferred share dividend,
   per share                                    (0.33)        (0.26)
Preferred share dividends, per share            (0.03)        (0.04)
                                             --------      --------
Basic and fully diluted loss, per share      $  (0.36)     $  (0.30)
                                             --------      --------
                                             --------      --------

18.      NOTES TO THE STATEMENT OF CASH FLOWS

(i)      Changes in Non-Cash Working Capital Components

                                                 2000           1999
                                                 ----           ----
Accounts receivable                           $ 449,717       $(522,234)
Prepaid expenses and other                       50,218          39,704
Accounts payable and accrued liabilities        732,623         325,999
Reserve for restructuring                      (319,981)        346,681
                                              ---------       ---------
                                              $ 912,577       $ 172,783
                                              ---------       ---------
                                              ---------       ---------


(ii)    Interest and Income Taxes Paid

Operating activities reflect interest paid of $266,641 during the year ended December 31, 2000 (December 31, 1999 - $44,494); and income taxes paid of $nil during the year ended December 31, 1999 (December 31, 1998 - $nil).

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

19.     COMMITMENTS AND CONTINGENCIES

The Company is committed to payments under operating leases of its premises and equipment totaling $1,895,262. Annual payments under operating leases are as follows:


                  2001               $   831,868
                  2002                   637,282
                  2003                   284,536
                  2004                   101,810
                  2005                    39,765
                                     -----------
                                     $ 1,895,262
                                     -----------
                                     -----------

Obligations under capital lease of total $64,883. Annual payments under capital leases are as follows:


                  2001               $2,919
                  2002                1,691
                  2003                   83
                                     ------
                                     $4,693
                                     ------
                                     ------

Rent and leasing expenses charged to operations for the year ended December 31, 2000 was $593,691 (December 31, 1999 - $192,773).

Contingent Liability

A letter of guarantee has been issued by the Company's bankers in the amount of $13,333 for the lease payments on one of the clinics.

20.          FINANCIAL INSTRUMENTS

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

21.      SUBSEQUENT EVENTS

On February 13, 2001 a director received 486,112 common shares in consideration of services rendered.

On March 8, 2001, Med-Emerg International Inc. was awarded the contract to provide the entire civilian health care services for in-garrison support for the Canadian Forces, Department of National Defence.

This management services contract, the largest of its kind in Canada, will provide up to 400 medical personnel to all Canadian Forces Bases across Canada. The contract, which is effective immediately extends through March 31, 2004. Through this agreement, MEII will recruit, schedule and manage physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the Canadian Forces health authority resident on each base. The total value of the contract is $61 million.

On March 15, 2001 Med-Emerg International Inc. and Schering Canada Inc., a leading Canadian pharmaceutical supplier, entered into an agreement to have MEII clinics provide special access Remicade TM infusion services to patients suffering from Crohn's Disease and Rheumatoid Arthritis.

Under this agreement, MEII medical staff will provide all infusion services for patients referred to Shering Canada Inc.'s Remicade TM program at clinic locations across Canada.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

22.      CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

22.      CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

Consolidated statements of operations

If United States GAAP were employed, net loss for the period would be adjusted as follows:


                                           2000              1999
                                          -----------------------------
Net loss based on Canadian GAAP             $(1,939,864)    $ (878,470)
Start-up costs amortized/(deferred)              54,133         35,720
Goodwill amortization                           (54,840)        (8,925)
Dilution gain                                (1,188,525)             -
                                          -----------------------------
Net loss based on United States GAAP        $ 3,129,096    $  (851,675)
                                          -----------------------------
Primary loss per share                      $     (0.49)    $    (0.25)
                                          -----------------------------
                                          -----------------------------

If United States GAAP were employed, deficit, other assets, deferred start-up costs, and total liabilities would be adjusted as follows:


                                                                 2000                  1999
                                                          -----------------------------------------
Deficit based on Canadian GAAP                                   $(6,406,671)          $(4,335,566)
Start-up costs deferred                                             (200,907)             (255,040)
Goodwill amortization                                                (63,765)               (8,925)
Dilution gain                                                     (1,188,525)                    -
                                                          -----------------------------------------
                                                                 $(7,859,868)          $(4,599,531)
                                                          -----------------------------------------
                                                          -----------------------------------------

Other assets based on Canadian GAAP                              $ 3,394,914           $ 4,005,768
Start-up costs deferred                                             (200,907)             (255,040)
Goodwill on purchase of YFMC Healthcare Inc.                       1,033,032             1,087,872
                                                          ------------------------------------------
                                                                 $ 4,227,039           $ 4,838,600
                                                          ------------------------------------------
                                                          ------------------------------------------

Total liabilities based on Canadian GAAP                         $ 4,759,519           $ 4,836,005
Convertible debenture                                                      -               405,371
                                                          -----------------------------------------
                                                                 $ 4,759,519           $ 5,241,376
                                                          -----------------------------------------
                                                          -----------------------------------------


(a)      Deferred Start-up Costs

Under Canadian GAAP, development and start-up costs, which meet certain criteria, are deferred and amortized. Under United States GAAP, development and start-up costs are expensed as incurred.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

22.      CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

(b)      Goodwill

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

(c)      Dilution Gain

Under US GAAP, the gain realized on the issuance of the shares of a subsidiary to third party at an amount greater than the net book value is treated as additional paid in capital.

(d)      Convertible Debenture

Under U.S. GAAP, convertible debentures are presented as liabilities, regardless of the attributes of the convertible debenture, and transferred to equity upon conversion, whereas, under Canadian GAAP, the likelihood of conversion to equity is considered in determining the classification between liability or equity. As at December 31, 2000, the convertible debenture was settled.

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

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

22.      CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

The effect on shareholders' equity would be as follows:


                                                                   2000                   1999              1998
                                                             ----------------------------------------------------------
Capital stock (as previously shown)                                $ 9,723,816            $ 8,251,290      $ 5,981,830
Captial stock issued on purchase of YFMC Healthcare Inc.             1,096,797              1,096,797                -
Ascribed fair value of share purchase warrants issued                  (36,406)               (36,406)         (36,406)
Dilution gain                                                        1,188,525                      -                -
                                                             ----------------------------------------------------------
Capital stock - U.S. GAAP                                           11,972,732              9,311,681        5,945,424
Share purchase loan to officer                                               -                (44,978)         (44,978)
                                                             ----------------------------------------------------------
Net capital stock - U.S. GAAP                                      $11,972,732            $ 9,266,683      $ 5,900,446
                                                             ----------------------------------------------------------
Convertible debenture (as previously shown)                        $         -            $   405,371      $   405,371
Convertible debenture included in long-term debt                             -               (405,371)        (405,371)
                                                             ----------------------------------------------------------
Convertible debenture - U.S. GAAP                                  $         -            $         -      $         -
                                                             ----------------------------------------------------------
Contributed surplus (as previoulsy shown)                          $ 1,079,401            $ 1,022,100      $   980,325
Share purchase warrants                                                 36,406                 36,406           36,406
                                                             ----------------------------------------------------------
Contributed surplus - U.S. GAAP                                    $ 1,115,807            $ 1,058,506      $ 1,016,731
                                                             ----------------------------------------------------------
Deficit - U.S. GAAP                                                $(7,859,868)           $(4,599,531)     $(3,597,589)
Cumulative translation adjustment                                      305,089                112,264                -
                                                             ----------------------------------------------------------
Shareholders equity (deficit) - U.S. GAAP                          $ 4,923,582            $ 5,613,394      $ 3,319,588
                                                             ----------------------------------------------------------
                                                             ----------------------------------------------------------

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

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

22.      CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)


                                      2000            1999           1998
                                      ----            ----           ----

Net income (loss) (US GAAP)         $(3,129,096)    $(851,675)      $(283,007)
Foreign currency translation
   adjustment                          (192,825)       (4,565)       (181,810)
                                    -----------     ---------       ---------
Comprehensive income                $(3,321,921)    $ (856,24)      $(464,817)
                                    -----------     ---------       ---------
                                    -----------     ---------       ---------

(i) Under US GAAP, the gross revenue figures for 11,144,925 must be reflected net of physician costs.

23.      SEGMENTED INFORMATION

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

Details are as follows:


                                                                                   2000
                                                        ---------------------------------------------------------
                                                         Physician     Physician
                                                          & Nurse     Management   HealthyConnect
                                                        Recruiting     Services          .com        Consolidated
                                                        ----------     --------          ----        ------------
Revenue                                                    7,241,184    8,291,582                   $ 15,532,767
Gross margin                                               1,128,096    4,392,907                      5,521,004
Operating income before Corporate Overhead
   and Public Company-related costs                          814,175      457,534      (2,070,594)      (798,885)
Corporate Overhead                                          (419,158)    (479,961)              -       (899,118)
Operating loss before Public Company-related costs           395,017     (22,426)      (2,070,594)    (1,698,004)
Public-Company-related costs                                                                            (320,455)
Operating loss                                                                                        (2,018,459)
Assets employed at year end                                3,120,074    6,002,929               -      9,123,002
Depreciation and amortization                                513,778      850,168         272,031      1,635,977
Capital expenditures                                          16,421       83,998               -        100,420

                                                                                   1999
                                                        ---------------------------------------------------------
                                                         Physician     Physician
                                                          & Nurse     Management   HealthyConnect
                                                        Recruiting     Services          .com        Consolidated
                                                        ----------     --------          ----        ------------
Revenue                                                   $7,831,708   $4,816,720      $        -    $12,648,428
Gross margin                                               1,303,184    2,468,105               -      3,771,289
Operating income before Corporate Overhead
   and Public Company-related costs                          818,215      468,805        (798,943)       488,076
Corporate Overhead                                          (570,434)    (350,833)              -       (921,267)
Operating loss before Public Company-related costs           247,781      117,972        (798,943)      (433,190)
Public-Company-related costs                                                                            (301,592)
Operating loss                                                                                          (734,782)
Assets employed at year end                                3,348,895    6,718,041               -     10,066,935
Depreciation and amortization                                108,984      252,349               -        361,333
Capital expenditures                                          97,650    1,720,048               -      1,817,699


2000 year end rate                                            0.6669
2000 average rate                                             0.6569
1999 year end rate                                            0.6929
1999 average rate                                             0.6730
1998 year end rate                                            0.6531
1998 average rate                                             0.6743
1997 year end rate                                            0.6991
1997 average rate                                             0.7223

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

24.      COMPARATIVE FIGURES

Certain figures in the 1999 financial statements have been reclassified to conform with the basis of presentation in 2000.