Form 10-K/A
period 2000-12-31
MED EMERG INTERNATIONAL INC
filed 2001-05-18
CIK 1030179

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

THE COMPANY

The "Company" refers to: (i) Med-Emerg International Inc.;(ii) its wholly-owned subsidiaries, Med-Emerg Urgent Care Centres Inc., Med-Emerg Dundas Urgent Care Centre Inc., YFMC Healthcare Inc., 927563 Ontario Inc. and 927564 Ontario Inc.; (iii) its indirect wholly-owned subsidiaries Med-Emerg Inc. and Med Plus Health Centres Ltd., which is wholly-owned by 927563 Ontario Inc. and 927564 Ontario Inc., respectively; (iv) its 75% owned subsidiary, Doctors on Call Ltd.; (v) its 51% owned subsidiary Caremedics (Elmvale) Inc.; and, (vi) its 51% owned subsidiary York Lanes Health Centres Inc.

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

OPERATING EXPENSES

Operating costs increased by $2.4 million, from $3.7 million for the year ended December 31, 1999 to $6.1 million for the year ended December 31, 2000. This was primarily due to the acquisition of YFMC clinics in November 1999, and the related salary and occupancy costs assumed by Med-Emerg. To address the operating losses experienced in the first half of fiscal 2000, management undertook a major restructuring commencing in July of 2000 with a renewed focus on the core business. Specifically, the Board and management determined that the internet-business, HealthyConnect.com, would be segregated from the operations and run under a separate management team. As a cost savings measure, the administrative offices in Alberta and Ottawa were moved into existing clinics along with appropriate staff reductions. The full benefit of these cost cutting measures will only be realized in fiscal 2001.

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

AMORTIZATION AND INTEREST

Amortization of capital, goodwill and other assets increased by $1.3 million primarily due to the Company's proportionate share of HealthyConnect.com's software costs, representing approximately $0.7 million and the remaining amount represents the write off of goodwill and acquisition costs associated with the purchase of the YFMC clinics, previously deferred.

Interest and financing costs increased by $0.2 million from the prior year as a result of extending our banking lines of credit to fund our operating activities.

OPERATING LOSS BEFORE INCOME TAXES

Due to these unusual expenses incurred in fiscal 2000, the loss increased from $1.1 million to $3.4 million, representing an increase of approximately $2.3 million. However, as described above, the one-time costs related to HealthyConnect.com, and the sale of the non-profitable clinics totaled approximately $2.2 million for the year ended December 31, 2000.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company is planning to have a shareholders meeting on June 14th, 2001 where it intends to present the audited 1999 and 2000 financial statements for approval and conduct other matters of business.

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

STATEMENT OF OPERATIONS DATA:                                 US $

                                                   YEAR ENDED DECEMBER 31, 2000
                                     ------------------------------------------------------------------
                                        2000         1999        1998          1997           1996

                                     ------------ ----------- ------------  -----------    ------------
STATEMENT OF OPERATIONS DATA:

     Revenue                          15,532,767  $12,648,428  $10,308,103  $ 8,358,937    $ 7,953,775
     Physician Fees and Other
     Direct Costs                     10,011,764    8,877,139    7,984,116    6,319,934      6,290,047
     Gross Profit                      5,521,003    3,771,289    2,323,987    2,039,004      1,663,728

     Operating Expenses before
     Depreciation and Amortization
     (1) and HealthyConnect.com
         -- Canadian GAAP              6,103,860    3,707,128    2,246,225    1,995,439      4,315,983
         -- U.S. GAAP                  6,103,860    3,680,333    2,422,974    2,101,456      4,359,053

     Depreciation and Amortization     1,629,437      361,333      124,239       92,548         57,632
     HealthyConnect.com                1,730,691      798,943       84,530            -              -
     Operating Income (Loss)
         -- Canadian GAAP             (3,942,984)   (1,096,115)    (131,007)     (48,983)    (2,709,887)
         -- U.S. GAAP                 (3,942,984)   (1,069,320)    (307,756)    (155,001)    (2,752,957)

     Other Income (Expense)             (478,973)     (44,495)     (12,584)    (321,335)       (40,780)
     Provision for Income Taxes         (978,189)    (262,140)     (37,333)     (29,332)      (107,761)
     (Recovery)
     Net Income (Loss)
         -- Canadian GAAP             (2,485,824)    (878,470)    (106,258)    (340,987)    (2,642,906)
         -- U.S. GAAP                 (3,684,839)    (851,675)    (283,007)    (447,004)    (2,685,976)
     Net Income per Common Share (2)
         -- Canadian GAAP                  (0.43) $     (0.26) $     (0.04) $     (0.18)   $     (0.87)
     Basic and Fully Diluted Income
     (Loss) per Common Share (2)
         -- Canadian GAAP                  (0.40) $     (0.30) $     (0.08) $     (0.18)   $     (0.87)
     Primary and Fully Diluted
     Income (Loss) per Common Share
         -- U.S. GAAP                      (0.63) $     (0.25) $     (0.10) $     (0.23)   $     (0.88)
BALANCE SHEET DATA:
    Working Capital                  $(2,471,958) $  (882,234) $ 1,499,329  $(1,349,530)   $  (870,509)
    Total Assets                       9,384,570   10,066,935    5,455,832    3,636,418      2,583,717
    Long-term Debt                        11,537      518,339       66,837       55,475              -
    Shareholders' Equity               4,142,345    5,230,930    3,703,504        9,760        196,335
OTHER DATA:
    EBITDA (3)
        -- Canadian GAAP              (1,558,082)  $  (734,782) $    (6,768) $    43,565     (2,652,255)
        -- U.S. GAAP                  (2,757,097)     (707,988)    (183,517)     (62,452)    (2,695,325)

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

Revenues generated by Physician Management Services increased by $3,475,312 or 72.1% from $4,816,720 in 1999 to $8,291,582 during 2000. The acquisition of
YFMC Healthcare Inc. added total revenue of $4,625,000 for operations included in the consolidated results of the Company.

Revenues from Physician and Nurse Recruiting decreased by $590,524 to $7,241,184 during 2000 from $7,831,708 in 1999.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $1,134,624 or 12.8% from $8,877,139 in 1999 to $10,011,763 in 2000. Physician fees and other direct costs decreased as a percent of revenue, representing 64.5% of revenues for 2000, and 70.2% of revenues for 1999.

OPERATING EXPENSES. Operating expenses in 2000 include $1,730,691 of expenses relating to the development of HealthyConnect.com, an internet based e-commerce health portal. Operating expenses before HealthyConnect.com have increased by $2,396,732 or 35.4% from $3,707,128 in 1999 to $6,103,860 in 2000.
Incorporating a full year of operating expenses for YFMC's (or $2,536,233 for 2000) was the lead factor contributing to the increase in operating expenses before HealthyConnect.com. development expenses.

NET LOSS. As a result of the above items, the Company reported a net loss of $2,167,601 for 2000 as compared to a net loss of $878,470 for 1999. Med-Emerg's tax rate being a publicly traded company, is approximately 44%.

Under U.S GAAP, the Company reported a net loss of $3,684,839 for the year ended December 31, 2000 as compared to a net loss of $851,675 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2000, the company's working capital deficit totaled $2,471,958. The company has available credit facilities for up to approximately $3,117,855. During the year, the Company was in violation of its loan covenants and its bankers have requested repayment of advances. At year-end, the company was in negotiation with its bankers to secure extensions of existing arrangements and final settlement. The Company established credit facilities that provide operating lines of credit amounting to $1,600,534, bearing interest at the bank's prime lending rate plus 0.5% to 1.0% per annum with interest payable monthly, and capital lines of credit amounting to 1,567,676. The capital lines of credit bear varying interest rates from the bank's prime lending rate plus 0.75% to 9.65% per annum. As at December 31, 2000, the Company has drawn approximately $666,900 against the operating facility and $121,154 against the capital facility.

On March 1, 2000, the Company issued a Private Placement Memorandum for equity financing. The Company raised gross proceeds of US$1 million for the issuance of 1,040,000 common shares.

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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.

NAME                                               AGE    POSITION
----                                               ---    --------
William Thomson, C.A.                              59     Chairman of the Board

Ramesh Zacharias, M.D., FRCSC                      49     Chief Executive Officer,
                                                          Director

Donald Ross                                        49     V.P. Operations

John Jarman, C.A.                                  48     V.P. Finance

Robert M. Rubin                                    59     Director

Patrick Michaud                                    48     Director

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

     Patrick Michaud is Chief Financial Officer of GlycoDesign Inc., a clinical stage biopharmaceutical company specializing in the development of glycotherapeutics. Prior to joining GlycoDesign on December 1, 1997, Patrick was self-employed as an independent financial consultant, providing consulting services to various companies, assisting them in their strategic planning, financial/management systems, developing business plans, and raising capital. Prior to this time, he was CFO of two public companies, including a Canadian merchant bank, with several successful public and private equity issues. He has served as a director of two publicly traded healthcare companies. Mr. Michaud received a BEng. from the Royal Military College of Canada, a MBA from the University of Western Ontario, and is a certified general accountant.

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


                               /s/ Patrick Michaud

                               -------------------------------
                               Patrick Michaud
                               Director
                               DATE: March 31, 2001

                                AUDITORS' REPORT

      To the Shareholders of
      Med-Emerg International, Inc.

      We have audited the consolidated balance sheets of Med-Emerg International, Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations cash flows for each of the years then ended in accordance with Canadian generally accepted accounting principles.

      In accordance with the filing requirements of the United States Securities and Exchange Commission, these statements have been expressed in United States dollars and a reconciliation from Canadian generally accepted accounting principles to United States generally accepted accounting principles have been provided in note 22.

      /s/ Schwartz Levitsky Feldman, LLP

      Chartered Accountants

      Toronto, Ontario
      April 16, 2001

                          MED-EMERG INTERNATIONAL INC.
                          CONSOLIDATED BALANCE SHEETS

                        AS AT DECEMBER 31, 2000 AND 1999
                                    (IN US$)


                                                       2000         1999
                                                       ----         ----
ASSETS

CURRENT ASSETS

   Cash and short term investments                 $   121,765  $   229,966
   Accounts receivable (note 5)                      1,994,446    2,453,700
   Prepaid expenses and other                          231,167      281,385
                                                   -----------  -----------
                                                     2,347,378    2,965,051
                                                   -----------  -----------

Capital assets (note 6)                              1,667,716    2,329,847
Goodwill (note 7)                                    1,837,275    2,828,700
Other assets (note 8)                                3,372,761    1,177,068
Deferred income taxes (note 16)                        159,440      295,886
                                                   -----------  -----------
                                                   $ 9,384,570  $ 9,596,552
                                                   -----------  -----------
                                                   -----------  -----------

LIABILITIES & EQUITY

CURRENT LIABILITIES

   Bank Indebtedness (note 9)                      $ 1,567,676  $ 1,401,096
   Accounts payable and accrued liabilities          2,721,131    1,917,153
   Restructuring reserve (note 3)                       36,908      356,889
   Note payable to a related party (note 10)           175,059         --
   Current portion of long-term debt (note 11)         318,562      172,145
                                                   -----------  -----------
                                                     4,819,336    3,847,283

Long term debt (note 11)                                11,537      518,338
                                                   -----------  -----------
                                                     4,830,873    4,365,621
                                                   -----------  -----------

Minority interest (note 12)                            411,352         --
                                                   -----------  -----------

Commitments and contingencies (note 19)

EQUITY

   Capital Stock (note 13)                          10,058,975    8,251,290
   Convertible Debenture (note 14)                        --        405,371
   Contributed surplus (note 15)                     1,022,100    1,022,100
   Deficit                                          (6,634,408)  (4,335,566)
   Cumulative translation adjustment                  (304,322)    (112,264)
                                                   -----------  -----------
                                                     4,142,345    5,230,931
                                                   -----------  -----------
                                                   $ 9,384,570  $ 9,596,552
                                                   -----------  -----------
                                                   -----------  -----------

             The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board:

_______________________ Director

_______________________ Director

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999
                                    (IN US$)


                                                           2000             1999
                                                           ----             ----
REVENUE                                                $ 15,532,767    $ 12,648,428
PHYSICIAN FEES AND OTHER DIRECT COSTS                    10,011,764       8,877,139
                                                       ------------    ------------
                                                          5,521,003       3,771,289
                                                       ------------    ------------
EXPENSES

   Salaries and benefits                               $  2,769,613    $  1,838,276
   General and administration                             1,212,159         493,542
   Occupancy costs and supplies                           1,663,739         872,109
   Public company costs                                     312,751         301,592
   Travel & Marketing                                       145,598         201,610
                                                       ------------    ------------
                                                          6,103,860       3,707,129
                                                       ------------    ------------

(LOSS) INCOME BEFORE AMORTIZATION, INTEREST
   & FINANCING COSTS & TAXES                               (582,857)         64,160

   Amortization of capital assets                           315,925         194,097
   Interest and financing expense                           276,494          44,494
   Amortization of goodwill                                 454,164          99,803
   Amortization of other assets                             859,348          67,432
   HealthyConnect.com development costs                   1,730,691         798,943
   Dilution Gain                                         (1,188,525)           --
   Restructuring charges                                    433,059            --
                                                       ------------    ------------
                                                          2,881,156       1,204,769
                                                       ------------    ------------

LOSS BEFORE INCOME TAXES                                 (3,464,013)     (1,140,609)
   Income taxes (recovery)                                 (978,189)       (262,139)
                                                       ------------    ------------

NET LOSS BEFORE MINORITY INTEREST & PREFERRED SHARES     (2,485,824)       (878,470)

   Minority Interest                                       (318,223)           --
                                                       ------------    ------------

NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                (2,167,601)       (878,470)

   Preferred share dividends                               (131,240)       (134,194)
                                                       ------------    ------------

NET LOSS                                                 (2,298,841)     (1,012,664)

DEFICIT, BEGINNING OF THE YEAR                           (4,335,567)     (3,322,903)
                                                       ------------    ------------

DEFICIT, END OF THE YEAR                               $ (6,634,408)   $ (4,335,567)
                                                       ------------    ------------
                                                       ------------    ------------

BASIC AND FULLY DILUTED LOSS, PER SHARE (NOTE 17)      $      (0.40)   $      (0.30)
                                                       ------------    ------------
                                                       ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  5,802,669       3,371,322
                                                       ------------    ------------
                                                       ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     AS AT DECEMBER 31, 2000 AND 1999
                                    (IN US$)


                                                                           2000            1999
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss for the period                                             $(2,167,601)   $  (878,470)
   Adjustments for:
      Amortization of capital assets                                       315,925        194,097
      Amortization of Goodwill and other assets                          1,313,512        167,235
      Deferred income taxes                                               (978,189)       180,879
      Dilution gain from HealthyConnect.com                             (1,188,525)
      Loss on sale of clinics                                              433,058
      Minority interest                                                   (318,223)
      Stock compensation                                                      --           26,174
      Non cash compensation                                                855,775           --
                                                                       -----------    -----------
                                                                        (1,734,268)      (310,085)
   Increase in non-cash working capital components (note 18)               981,039        172,781
                                                                       -----------    -----------
                                                                          (753,229)      (137,304)
                                                                       -----------    -----------
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Additions to capital assets                                            (137,718)    (1,817,699)
   Business acquisitions                                                         --      (630,453)
   Proceeds of Disposal                                                     33,828
   Other assets                                                            (94,536)        23,890
                                                                       -----------    -----------
                                                                          (198,428)    (2,424,262)
                                                                       -----------    -----------
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Bank indebtedness                                                       220,179      1,222,815
   Issue of common shares                                                  954,205           --
   Issuance of warrants                                                      --            41,775
   Repurchase of shares                                                      --            (1,542)
   Term loans                                                                --           555,089
   Obligation/(obligations repaid) under capital lease                     (26,424)       (12,047)
   Issuance/(repayment) of debt                                           (333,960)          --
   Note payable to related party                                           175,059           --
   Dividends on preference shares                                          (98,430)      (100,575)
                                                                       -----------    -----------
                                                                           890,629      1,705,515
                                                                       -----------    -----------

Effect of foreign currency exchange rate changes                           (47,172)        (4,565)

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                    (108,200)      (860,616)
Cash and short-term investments, beginning of year                         229,965      1,090,582
                                                                       -----------    -----------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                           $   121,765    $   229,965
                                                                       -----------    -----------
                                                                       -----------    -----------

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are expressed in US dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in Note 22.

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

i)       Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

3.       BUSINESS ACQUISITIONS

Effective November 5, 1999, the Company purchased all of the outstanding securities of YFMC Healthcare Inc., a Canadian physician management services organization that owns and manages 22 medical clinics in exchange for similar securities of the Company. As at December 31, 1999, the Company provided for $356,889 for integration costs in connection with the acquisition. As at December 31, 2000, there was a balance of $36,908 which is expected to be utilized in connection with the leasing costs of one of the offices.

In addition during fiscal 1999, the Company also acquired ownership interests in the following companies that operate medical clinics: 45% of Medical Urgent Care Inc., 51% of Caremedics (Elmvale) Inc., and 51% of York Lanes Health Centres Ltd.

The financial statements for the fiscal year ended December 31, 2000 reflect the first full year's impact of those acquisitions.

4.       RESTRUCTURING CHARGES

As part of a strategic plan to restructure its operation and focus on its core business, during fiscal year 2000, the company disposed of the three unprofitable clinics, namely, Spirotech, Brittania Urgent Care and JC Medical Management Inc. Restructuring charges of $433,058 are reflected in the income statement.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

5.       ACCOUNTS RECEIVABLE


                                             2000            1999
                                             ----            ----
Trade receivable                         $  2,076,243   $   2,526,370
Allowance for doubtful accounts               (81,797)        (72,670)
                                         ------------   -------------
                                         $  1,994,446   $   2,453,700
                                         ------------   -------------

6.       CAPITAL ASSETS


                                        2000                       1999
                         ------------------------------------   ----------
                                     Accumulated
                             Cost    Amortization       Net         Net
                             ----    ------------       ---         ---
Furniture and fixtures   $  194,753   $  100,970   $   93,783   $  101,103
Medical equipment           391,014       89,032      301,982      393,307
Computer software           147,462      135,611       11,851       48,382
Computer hardware           439,614      278,506      161,108      213,146
Leasehold improvements    1,348,494      249,502    1,098,992    1,573,909
                         ----------   ----------   ----------   ----------
                         $2,521,337   $  853,621   $1,667,716   $2,329,847
                         ----------   ----------   ----------   ----------

Amortization for the year amounted to $315,925 ($194,097 for December 31, 1999).

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

7.       GOODWILL


                                                       2000             1999
                                                       ----             ----
Goodwill (net of accumulated amortization of
$626,324; $172,160 at December 31, 1999)            $ 1,837,275      $ 2,828,700
                                                    -----------      -----------

8.       OTHER ASSETS

                                                                                2000        1999
                                                                                ----        ----
Physician contracts (net of accumulated amortization of $155,607;
   $23,095 at December 31, 1999)                                              511,282      669,762

Deferred start-up costs (net of accumulated amortization of $89,161;
   $46,323 at December 31, 1999)                                              200,907      255,040

Deferred charges relating to proposed financing                                  --        143,851
Note receivable                                                                50,133       52,085
Due from related parties                                                        1,542        7,830
Software development costs acquired (net of accumulated amortization of
   $694,520: NIL at December 31, 1999)                                      2,608,897
Loan to officer, unsecured, non-interest bearing, repayable
   over a five-year period commencing February, 2000                             --         41,571
Other                                                                                        6,929
                                                                           ----------   ----------
                                                                           $3,372,761   $1,177,068
                                                                           ----------   ----------

Note receivable

On June 29, 1998, the company purchased a note receivable, payable by the Estate of Dr. Donald Munro ("Estate"). The security for the note includes the 150,000 shares of Common Shares of the company and any proceeds from the sale of the Common Shares by the Estate must be applied to repay the note. The company demanded repayment of the note on April 1, 1999.

Software development costs acquired

On June 19, 2000, HealthyConnect.com Inc. ("HCI") a 61% subsidiary of the company and HarmonieGroup Inc. ("HGI") (Boston, Massachusetts), entered into an agreement and plan of merger whereby HCI purchased all of the outstanding shares of HGI in exchange for 2,600,000 common shares of HCI. As part of the transaction, the Company entered into a conditional stock exchange agreement with the shareholders of HGI, which provides that, in the event that HCI does not become a publicly traded company within fourteen months of the close of the transaction, HGI's shareholders shall have the option to convert the HCI common shares into an aggregate of 1,100,000 Med-Emerg's common shares and a $1,425,000 convertible debenture, payable at Med-Emerg's sole option, in either cash or shares. HGI developed a software called WebKit, which delivers three essential functions: authorizing/editing system, advanced content management capabilities and utilization of legacy data.

Should HCI be unable to conduct its operations in the normal course of business, the perpetual licence granted will be cancelled and the software will be reacquired by the original licensor. As a result, Med-Emerg will lose its rights, title and interest in this software.

9.       BANK INDEBTEDNESS

As at December 31, 2000, the Company's working capital deficit totalled $2,471,958. The Company has available credit facilities for up to approximately $3,117,855. During the year, the Company was in violation of its loan covenants and its bankers have requested repayment of advances. At year end, the Company was in negotiation with its bankers to secure extensions of existing arrangements and final settlement. The Company established credit facilities that provide operating lines of credit amounting to $1,600,534 bearing interest at the banks prime lending rate plus 0.5% to 1.0% per annum, and long-term capital lines of credit amounting to $1,567,676, bearing interest rates from the banks prime lending rate plus 0.75% to 9.65% per annum. As at December 31, 2000, the Company has drawn approximately $666,900 against the operating facility and $121,154 against the capital facility.

10.      NOTE PAYABLE TO A RELATED PARTY

This amount is due on demand and bears interest at 6% per annum.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

11.      LONG -TERM DEBT


                                                                                    2000        1999
                                                                                    ----        ----
Conmercial term loan payable, interest at prime + 2%, repayable in
   equal monthly installments of $6,979 principal and interest, due June 2003      144,285     203,094

Bank loan payable, interest at prime + 2.5%, repayable in equal monthly
   installments of $2,193 plus interest, repaid during the year                       --       148,903

Bank loan, interest at 10.9%, repayable in equal monthly installments of $2,431 principal plus interest, secured by personal guarantee of a
   shareholder, due August 2003                                                     43,930      61,400

Promissory note payable, repayable in equal monthly installments of
   $2,778, due June 2002                                                            31,492      55,813

Non-revolving bank loan, interest at prime + 0.75%, repayable in equal monthly installments of $3,147 plus interest, secured by General Security Agreement,
   chattel mortgage and assignment of risk and key man life insurance               84,183      52,906

Loans payable, interest rates varying from prime to prime + 1.5%, due
   between April 2000 and August 2002                                               21,517      57,500

Obligations under capital lease                                                      4,693      70,894

Due to related parties                                                                          39,973
                                                                                   -------     -------
                                                                                   330,100     690,483

Less: current portion                                                             (318,563)   (172,145)
                                                                                   -------     -------
                                                                                    11,537     518,338
                                                                                   -------     -------

As at year-end, the Company was in violation of certain loan covenants and its bankers have requested repayment of the advances. The Company is currently in negotiation with its bankers to secure extensions of existing arrangements and final settlement.

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

ISSUED


                                                 2000         1999
                                                 ----         ----
500,000 Preference shares                     $   445,717   $  445,717
7,017,994 Common shares (4,912,433 in 1999)     9,507,147    7,699,462
1,437,500 Common stock purchase warrants          106,111      106,111
                                              -----------   ----------
                                              $10,058,975   $8,251,290
                                              -----------   ----------


                                                              Common Shares
                                                        ------------------------
                                                           Number        Amount
                                                           ------        ------

Balance, December 31, 1998                               3,096,544      5,430,002
   Shares repurchased and cancelled                         (1,000)        (1,542)
   Shares issued in connection with an acquisition       1,758,556      2,232,906
   Shares issued under stock option plan                    58,333         38,096
                                                         ---------    -----------

Balance, December 31, 1999                               4,912,433    $ 7,699,462

   Shares issued in return for services                    974,666        855,775
   Shares issued in connection with a private placement  1,082,500        853,480
   Shares issued as a dividend on preferred shares          48,395         98,430
                                                         ---------    -----------
Balance, December 31, 2000                               7,017,994    $ 9,507,147
                                                         ---------    -----------
                                                         ---------    -----------

                                                                   Warrants
                                                             --------------------
                                                               Number      Amount
                                                               ------      ------
Balance, December 31, 1997                                        --     $    --
Warrants issued in connection with initial public offering   1,437,500     106,111
                                                             ---------     -------
Balance, December 31, 2000, 1999 and 1998                    1,437,500   $ 106,111
                                                             ---------     -------
                                                             ---------     -------

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

On November 5, 1999, the company signed an agreement with Tadeo E-Commerce Corp to pay cash consideration plus 320,000 common shares having a market value of US$400,000, for the development of a web sight for its subsidiary, Healthy Connect.Com. These shares were delivered on the 7th month anniversary date of the agreement.

On March 31, 2000 the Company issued a Private Placement Memorandum for equity funding. During the year, the Company raised gross proceeds of approximately $1,000,000 for the issuance of 1,040,000 common shares. After deducting commissions and financing costs, including the deferred financing costs as listed in Note 8 the Company will receive net proceeds of approximately $750,000.

On May 2, 2000 the Company raised $83,700 for the issuance of 42,500 common shares through a private placement. On May 18 and November 15, 2000 a director received a total of 155,554 shares for services rendered.

At December 31, 2000 the Company had issued 13,000 common shares to an employee of the Company. The issuance of these shares was accounted for as compensation expense of $22,500.

Preference shares quarterly dividends of $33,618 are payable either by cash or issue of equivalent common shares to a director. The December 31, 1999 and March 31 and June 30, 2000 quarterly dividends were paid out on November 13, 2000 on issuance of 48,395 common shares. The September 30 and December 31,2000 quarterly dividends were accrued in the accounts but not paid as at year end date.

On February 13, 2001, a director received 486,112 Common Shares in consideration of services rendered for the year 2000. The same is accrued as "Share Capital" payable on December 31, 2000.

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

(c)   Warrants and Stock Option Plans

Under a stock option plan, a director was granted an option on November 1, 1996 to purchase 700,000 common shares of the Company at an exercise price of $0.75 per share. The difference of $934,033 between the fair market value of $2.05 per share and the exercise price of $0.75 per share has been charged to earnings and contributed surplus in 1996. On November 1, 1999 the Company entered into a Consulting Agreement with the director to provide consulting services. Compensation under the Consulting Agreement provides for the payment of the consulting fee to the director by the exercise of his options on an equal basis every quarter over the next three years with the original exercise price of $0.70 per share charged to earnings as consulting services rendered. Subsquent to the year end, the consulting agreement was terminated and the director paid off by the issuance of 486,112 Common shares at a cost of $340,278. These amounts have been recorded in the financial statements for fiscal 2000.

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

The following table summarizes the stock options granted by the Company:


                                                                             Number of Shares
                                                 Option price             ------------------------
Expiry date                                     per share (US$)           2000             1999
-----------                                     ---------------           ----             ----
Apr-02                                                   $2.50           157,600          176,500
Apr-02                                                   $4.25            16,200           19,400
Apr-02                                                   $0.75                            641,667
Between September 2000
   and September 2003                                    $1.75            25,000           64,785
                                                 Between $1.25
Jan-04                                               and $1.87           242,500          340,000
Jul-04                                                   $1.50           400,000          800,000
Aug-04                                                   $1.85            12,500          100,000
                                                                       ---------        ---------
                                                                         853,800        2,142,352
                                                                       ---------        ---------
                                                                       ---------        ---------



                                                                          2000             1999
                                                                          ----             ----
Outstanding, beginning of year                                         2,142,352          926,500

                                Granted                                        -        1,304,785
                                Exercised                               (641,666)         (58,333)
                                Cancelled                               (646,886)         (30,600)
                                                                       ---------        ---------
Outstanding, end of year                                                 853,800        2,142,352
                                                                       ---------        ---------
                                                                       ---------        ---------

14.      CONVERTIBLE DEBENTURE

In consideration of the sale of the JC Medical clinic to the original owner, the convertible debenture of $405,371 held as security on this clinic was canceled.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

15.      CONTRIBUTED SURPLUS


                                                                   2000               1999
                                                                   ----               ----
Stock compensation - difference between fair market value
   and exercise price                                            $  934,033       $  934,033
Share repurchase - difference between cost per share and
   assigned value                                                    46,292           46,292
Fair value of warrants and stock options issued in
   connection with the acquisition of YFMC Healthcare Inc.           41,775           41,775
                                                                 -----------      ----------
                                                                 $1,022,100       $1,022,100
                                                                 -----------      ----------
                                                                 -----------      ----------


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

The components of the future tax benefit classified by source of temporary differences that gave rise to the benefit are as follows:



                                                            2000          1999
                                                            ----          ----
Accounting amortization in excess of tax depreciation   $(1,472,492)   $  (138,406)
Losses available to offset future income taxes            1,941,925      1,256,821
Share issue costs                                           356,896        460,006
Valuation allowance                                        (666,889)      (812,151)
Exces of fair market value of capital assets over
   tax value on acquisition of YFMC Healthcare Inc.              --       (470,384)
                                                        -----------    -----------
                                                        $   159,440    $   295,886
                                                        -----------    -----------
                                                        -----------    -----------


At December 31, 2000, the Company has non-capital losses available for carry-forward of $4,821,869. These losses expire between 2003 and 2007. In addition, the Company has capital loss carry-forwards of approximately $254,971, which may be applied against future taxable capital gains. No accounting recognition has been given to the capital loss carry-forwards.

In connection with the acquisition of YFMC Healthcare Inc., the Company determined that the fair market value of the capital assets was greater than the tax value. The Company has recognized a liability for the temporary difference in year 1999 in the amount of $470,384.

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

17.      EARNINGS PER SHARE


                                               2000          1999
                                               ----          ----
Net loss before preferred share dividend
   and goodwill, per share                   $  (0.29)     $  (0.21)
Amortization of Goodwill, per share             (0.08)        (0.05)
                                             --------      --------
Net loss before preferred share dividend,
   per share                                    (0.37)        (0.26)
Preferred share dividends, per share            (0.03)        (0.04)
                                             --------      --------
Basic and fully diluted loss, per share      $  (0.40)     $  (0.30)
                                             --------      --------
                                             --------      --------


18.      NOTES TO THE STATEMENT OF CASH FLOWS

(i)      Changes in Non-Cash Working Capital Components


                                                 2000           1999
                                                 ----           ----
Accounts receivable                           $ 369,115       $(522,234)
Prepaid expenses and other                       39,868          22,337
Accounts payable and accrued liabilities        880,184         325,997
Reserve for restructuring                      (308,128)        346,681
                                              ---------       ---------
                                              $ 981,039       $ 172,781
                                              ---------       ---------
                                              ---------       ---------



(ii)    Interest and Income Taxes Paid


Operating activities reflect interest paid of $276,494 during the year ended December 31, 2000 (December 31, 1999 - $44,494); and income taxes paid of $nil during the year ended December 31, 2000 (December 31, 1999 - $nil).

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

19.     COMMITMENTS AND CONTINGENCIES

The Company is committed to payments under operating leases of its premises and equipment totaling $1,895,262. Annual payments under operating leases are as follows:


                  2001               $   831,868
                  2002                   637,282
                  2003                   284,536
                  2004                   101,810
                  2005                    39,765
                                     -----------
                                     $ 1,895,262
                                     -----------
                                     -----------

Obligations under capital lease of total $4,693. Annual payments under capital leases are as follows:


                  2001               $2,920
                  2002                1,691
                  2003                   82
                                     ------
                                     $4,693
                                     ------
                                     ------





Contingent Liability

A letter of guarantee has been issued by the Company's bankers in the amount of $13,337 for the lease payments on one of the clinics.


20.          DILUTION GAINS - INVESTMENT IN HEALTHYCONNECT.COM INC. (HCI)

As at January 1, 2000, the Company owned 83% of the common shares of HCI. During fiscal 2000 HCI entered into three share transactions with third parties which resulted in a dilution of the percentage investment in HCI. The most significant of these share transactions was the purchase of the software assets of the Harmonic Group through the issuance of 2,600,000 common shares of HCI at a cost of $0.67 per share (see note 8). As a result of these transactions, the company realized a dilution gain in the amount of $1,188,525. As at December 31, 2000, the percentage ownership in HCI was 61%.


21.          FINANCIAL INSTRUMENTS

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


SUBSEQUENT EVENTS

On March 8, 2001, Med-Emerg International Inc. was awarded the contract to provide the civilian health care services for in-garrison support for the Canadian Forces, Department of National Defence.

This management services contract, will provide up to 400 medical personnel to all Canadian Forces Bases across Canada. The contract, which is effective immediately extends through March 31, 2004. Through this agreement, MEII will recruit, schedule and manage physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the Canadian Forces health authority resident on each base. The total value of the contract is $61 million.

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

Subsequent to the year-end, management and the board of directors made a decision to focus on the core business of the Company. As a result, the Company intends to divest its interest in HCI in fiscal 2001.

Pursuant to an agreement dated April 6, 2001 the company raised $500,000 (before issuance costs) subject to the issuance of 1,000,000 shares at $0.50 each, through a private placement.

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

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

22.      CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

Consolidated statements of operations

If United States GAAP were employed, net loss for the period would be adjusted as follows:


                                           2000              1999
                                          -----------------------------
Net loss based on Canadian GAAP             $(2,485,824)    $ (878,470)
Start-up costs amortized/(deferred)              43,904         35,720
Goodwill amortization                           (54,394)        (8,925)
Dilution gain                                (1,188,525)             -
                                          -----------------------------
Net loss based on United States GAAP        $(3,684,839)   $  (851,675)
                                          -----------------------------
Primary loss per share                      $     (0.63)    $    (0.25)
                                          -----------------------------
                                          -----------------------------

If United States GAAP were employed, deficit, goodwill and other assets, deferred start-up costs, and total liabilities would be adjusted as follows:


                                                                 2000                  1999
                                                          -----------------------------------------
Deficit based on Canadian GAAP                                   $(6,634,408)          $(4,335,566)
Start-up costs deferred                                             (200,907)             (255,040)
Goodwill amortization                                                (63,319)               (8,925)
Dilution gain                                                     (1,188,525)                    -
                                                          -----------------------------------------
                                                                 $(8,087,159)          $(4,599,531)
                                                          -----------------------------------------
                                                          -----------------------------------------

Goodwill and other assets based on Canadian GAAP                 $ 5,210,036           $ 4,005,768
Start-up costs deferred                                             (200,907)             (255,040)
Goodwill on purchase of YFMC Healthcare Inc.                       1,024,553             1,087,872
                                                          ------------------------------------------
                                                                 $ 6,033,682           $ 4,838,600
                                                          ------------------------------------------
                                                          ------------------------------------------

Total liabilities based on Canadian GAAP                         $ 5,242,225           $ 4,836,005
Convertible debenture                                                      -               405,371
                                                          -----------------------------------------
                                                                 $ 5,242,225           $ 5,241,376
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

For those transactions described in note 13 and under SFAS 123:

- the issuance of 125,000 common shares to promissory note holders resulted in a charge to income (finance expense) over the term of the related promissory note payable, at $2.05 per share equal to $256,250 of which $196,943 has been charged to earnings in the year ended December 31, 1997 and $50,470 has been charged to earnings in the year ended December 31, 1998.

As allowed by SFAS 123, the Company has decided to continue to use Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for the Company's Stock Option Plan (the "Plan") for U.S. GAAP purposes, but has adopted the disclosure provisions of SFAS 123. Under SFAS 123, stock options granted during 1999 to certain employees resulted in a charge to earnings in the amount of $484,031. As a result, the pro-forma loss of the company was $(1,335,706) or a loss per share of $(0.40).

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

The effect on shareholders' equity would be as follows:


                                                                   2000                   1999
                                                             -----------------------------------------
Capital stock                                                      $10,058,975            $ 8,251,290
Capital stock issued on purchase of YFMC Healthcare Inc.             1,087,872              1,087,872
Ascribed fair value of share purchase warrants issued                  (36,406)               (36,406)
                                                             -----------------------------------------
Capital stock - U.S. GAAP                                           11,110,441              9,302,756
Share purchase loan to officer                                               -                (44,978)
                                                             -----------------------------------------
Net capital stock - U.S. GAAP                                      $11,110,441            $ 9,257,778
                                                             -----------------------------------------
Convertible debenture                                              $         -            $   405,371
Convertible debenture included in long-term debt                             -               (405,371)
                                                             -----------------------------------------
Convertible debenture - U.S. GAAP                                  $         -            $         -
                                                             -----------------------------------------
Contributed surplus                                                $ 1,022,100            $ 1,022,100
Share purchase warrants                                                 36,406                 36,406
                                                             -----------------------------------------
Contributed surplus - U.S. GAAP                                    $ 1,058,506            $ 1,058,506
                                                             -----------------------------------------
Deficit - U.S. GAAP                                                $(8,087,159)           $(4,599,531)
Cumulative translation adjustment                                     (304,322)              (112,264)
                                                             -----------------------------------------
Shareholders equity (deficit) - U.S. GAAP                          $ 8,391,481            $(4,711,795)
                                                             -----------------------------------------
                                                             -----------------------------------------

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

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

22.      CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)


                                      2000            1999
                                      ----            ----

Net income (loss) (US GAAP)         $(3,684,839)    $(851,675)
Foreign currency translation
   adjustment                          (192,058)       (4,565)
                                    -----------     ---------
Comprehensive loss                  $(3,876,897)    $(856,240)
                                    -----------     ---------
                                    -----------     ---------

(i)    REVENUE REPORTING
       Under U.S GAAP, EITF 99-19 outlines the items, which should be considered in determining whether revenue should be reported on a gross or on a net basis. In assessing whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit, or on a net basis, the SEC staff considers whether the company:

         1.  Acts as a principal in the transaction,
         2.  takes title to the products,
         3. has risks and rewards of ownership, such as risk of loss for collection, delivery, or returns, and
         4. acts as agent or broker with compensation on a commission or fee basis.

       The company acts both as principal and as an agent or broker in the management of the clinics. As a result the revenue amount reported in the financial statements is a mix of both gross and net revenues.
       Under US GAAP, the mix of gross and net revenue to be reported on the Income statement would be as follows:
                                                       2000         1999
       On a gross basis (Physician and nurse
       recruiting)                                     $ 7,241,184  $ 7,831,708
       On a net basis (Physician management services)  $ 4,392,907  $ 2,468,105
                                                       -----------  -----------
       Total revenue                                   $11,634,091  $10,299,813
       Less: Physician fees and other direct expenses    6,113,088    6,528,524
                                                       -----------  -----------
       Gross Margin                                      5,521,003    3,771,289
                                                       -----------  -----------
                                                       -----------  -----------


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

Details are as follows:


                                                                                   2000
                                                        ---------------------------------------------------------
                                                         Physician     Physician
                                                          & Nurse     Management   HealthyConnect
                                                        Recruiting     Services          .com        Consolidated
                                                        ----------     --------          ----        ------------
Revenue                                                    7,241,184    8,291,582                   $ 15,532,767
Gross margin                                               1,128,096    4,392,907                      5,521,004
Operating income before Corporate Overhead
   and Public Company-related costs                          814,175      457,534                      1,271,709
Corporate Overhead                                          (788,659)    (745,453)              -     (1,534,111)
Operating loss before Public Company-related costs           395,017      (22,426)                      (262,405)
Public-Company-related costs                                                                            (320,455)
Operating loss                                                                                          (582,857)
Assets employed at year end                                3,209,530    6,175,040               -      9,384,570
Depreciation and amortization                                513,778      843,628         272,031      1,629,437
Capital expenditures                                          16,421      121,296               -        137,718

                                                                                   1999
                                                        ---------------------------------------------------------
                                                         Physician     Physician
                                                          & Nurse     Management   HealthyConnect
                                                        Recruiting     Services          .com        Consolidated
                                                        ----------     --------          ----        ------------
Revenue                                                   $7,831,708   $4,816,720      $        -    $12,648,428
Gross margin                                               1,303,184    2,468,105               -      3,771,289
Operating income before Corporate Overhead
   and Public Company-related costs                          818,215
       468,805               -      1,278,020
Corporate Overhead                                          (570,434)    (350,833)              -       (921,267)
Operating income before Public Company-related costs         247,781      117,972               -        365,753
Public-Company-related costs                                                                            (301,592)
Operating income                                                                                          64,160
Assets employed at year end                                3,348,895    6,718,041               -     10,066,935
Depreciation and amortization                                108,984      252,349               -        361,333
Capital expenditures                                          97,650    1,720,048               -      1,817,699

MED-EMERG INTERNATIONAL INC.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

24.      COMPARATIVE FIGURES

Certain figures in the 1999 financial statements have been reclassified to conform with the basis of presentation in 2000.