Form 10-Q
period 2001-03-31
MED EMERG INTERNATIONAL INC
filed 2001-05-21
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  As of May 15, 2001, 7,017,994 shares of the registrant's Common Stock were outstanding.

                          Med-Emerg International Inc.
                           Consolidated Balance Sheet
        As at March 31, 2001 (unaudited) and December 31, 2000 (audited)
                                    (in US$)

                                                                  MARCH 31                    DECEMBER 31
                                                                     2001                         2000
                                                             ------------------            -----------------
ASSETS

CURRENT ASSETS
              Cash and short term investments                         $ 72,844                   $  121,765
              Accounts receivable                                    2,123,565                    1,994,446
              Prepaid expenses and other                               268,151                      231,167
                                                             ------------------            -----------------
                                                                     2,464,560                    2,347,378
                                                             ------------------            -----------------
Capital assets                                                       1,572,948                    1,667,716
Goodwill                                                             1,722,144                    1,837,275
Other assets                                                         3,130,617                    3,372,761
Deferred income taxes                                                  261,529                      159,440
                                                             ------------------            -----------------
                                                                   $ 9,151,798                  $ 9,384,570
                                                             ==================            =================
LIABILITIES

CURRENT LIABILITIES
              Bank Indebtedness (note 3)                           $ 1,484,403                  $ 1,567,676
              Accounts payable and accrued liabilities               2,925,829                    2,721,131
              Restructuring reserve                                     29,414                       36,908
              Note payable to a related party                          191,449                      175,059
              Current portion of long-term debt                        274,837                      318,562
                                                             ------------------            -----------------
                                                                     4,905,932                    4,819,336

Long term debt                                                               -                       11,537
                                                             ------------------            -----------------
                                                                     4,905,932                    4,830,873
                                                             ------------------            -----------------
Minority interest                                                      446,365                      411,352
                                                             ------------------            -----------------


Commitments and contingencies (note 7)

              Capital Stock                                         10,058,975                   10,058,975
              Contributed surplus                                    1,022,100                    1,022,100
              Deficit                                               (6,803,896)                  (6,634,408)
              Cumulative translation adjustment                       (477,678)                    (304,322)
                                                             ------------------            -----------------
                                                                     3,799,501                    4,142,345
                                                             ------------------            -----------------
                                                                   $ 9,151,798                  $ 9,384,570
                                                             ==================            =================


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          Med-Emerg International Inc.
                      Consolidated Statement of Operations
             Three Months Ended March 31, 2001 and 2000 (unaudited)
                                    (in US$)

                                                                         MARCH                     MARCH
                                                                          2001                     2000
                                                                --------------------------------------------
REVENUE                                                                  $ 3,759,713            $ 3,799,593

PHYSICIAN FEES AND OTHER DIRECT COSTS                                      2,276,606              2,274,554
                                                                ---------------------       ----------------
                                                                           1,483,107              1,525,039
                                                                ---------------------       ----------------
EXPENSES
            Salaries and benefits                                          $ 760,927              $ 705,371
            General and administration                                       161,827                159,735
            Occupancy costs and supplies                                     406,682                432,362
            Public company costs                                              14,786                 21,692
            Travel & Marketing                                                42,590                 47,943
                                                                ---------------------       ----------------
                                                                           1,386,812              1,367,103
                                                                ---------------------       ----------------
INCOME BEFORE INTEREST & FINANCING COSTS,
            AMORTIZATION, HEALTHYCONNECT.COM & TAXES                          96,295                157,936
                                                                ---------------------       ----------------
            Interest and financing expense                                    50,501                 49,604
            Amortization of capital assets                                    44,101                 95,850
            Amortization of goodwill                                          37,102                 91,166
            Amortization of other assets                                      43,887                      -
            Amortization of Healthy Connect.com software costs               115,025                      -
            Healthy Connect.com development costs                            156,270                465,944
            Dilution Gain                                                    (25,938)                     -
                                                                ---------------------       ----------------
                                                                             420,948                702,564
                                                                ---------------------       ----------------
LOSS BEFORE INCOME TAXES                                                    (324,653)              (544,628)
            Income taxes (recovery)                                         (129,861)              (119,819)
                                                                ---------------------       ----------------

NET LOSS BEFORE MINORITY INTEREST & PREFERRED SHARES                        (194,792)              (424,809)
            Minority Interest                                                (59,055)                     -
                                                                ---------------------       ----------------
NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                                   (135,737)              (424,809)
            Preferred share dividends                                        (33,750)               (34,358)
                                                                ---------------------       ----------------

NET LOSS                                                                    (169,487)              (459,167)

DEFICIT, BEGINNING OF THE PERIOD                                          (6,634,409)            (4,335,566)
                                                                ---------------------       ----------------
DEFICIT, END OF THE PERIOD                                              $ (6,803,896)          $ (4,794,733)
                                                                =====================       ================
BASIC AND FULLY DILUTED LOSS, PER SHARE                                      $ (0.02)               $ (0.09)
                                                                =====================       ================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                   7,017,994              5,243,825
                                                                =====================       ================

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          Med-Emerg International Inc.
                      Consolidated Statement of Cash Flows
                    As at March 31, 2001 and 2000 (unaudited)
                                    (in US$)

                                                                               March 31                March 31
                                                                                 2001                    2000
                                                                        -------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss for the period                                               $ (135,737)            $ (424,809)
          Adjustments for:
                 Amortization of capital assets                                     44,101                 95,850
                 Amortization of goodwill and other assets                         196,014                 91,166
                 Deferred income taxes                                            (129,861)              (117,767)
                 Dilution gain from HealthyConnect.com                             (25,938)
                 Minority interest                                                 (59,055)
                 Stock compensation                                                      -                 40,133
                                                                        -------------------      -----------------
                                                                                  (110,475)              (315,427)
          Increase (decrease) in non-cash working capital components                55,707                (69,231)
                                                                        -------------------      -----------------
                                                                                   (54,768)              (384,658)
                                                                        -------------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Additions to capital assets                                              (20,463)                     -
          Proceeds from disposals                                                        -                 42,942
          Other Assets                                                                   -                200,043
                                                                        -------------------      -----------------
                                                                                   (20,463)               242,985
                                                                        -------------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Bank indebtedness                                                        (16,231)              (300,094)
          Issue of common shares                                                         -                357,072
          Term loans advanced                                                            -                 58,573
          Obligations repaid under capital lease                                      (566)                     -
          Repayment of debt                                                        (41,746)               (72,969)
          Due to minority Interest                                                  54,363                      -
          Due to related parties                                                    24,671                      -
                                                                        -------------------      -----------------
                                                                                    20,491                 42,582
                                                                        -------------------      -----------------
Effect of foreign currency exchange rate changes                                     5,820                (17,205)

DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                        (48,921)              (116,296)
Cash and short-term investments, beginning of period                               121,765                229,965
                                                                        -------------------      -----------------
Cash and short-term investments, end of period                                    $ 72,844              $ 113,669
                                                                        ===================      =================

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2001 and 2000


1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         Med-Emerg International Inc. is a publicly traded company listed on the NASDAQ Exchange. The Company completed its initial public offering in February, 1998.

         The Company's operations are divided into three divisions, Physician and Nurse Recruitment Services, Physician Management Services and an internet-based healthcare network called HealthyConnect.com. Med-Emerg's strategy in 2001 will be to focus on Physician and Nurse Recruitment Services and Physician Management Services. The Company intends to broaden its recruiting and management services over a wider geographic base, as well as pursuing opportunities for our expertise in the pharmaceutical industries and federal government contracts.

         On a contractual basis, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals. At March 31, 2001, the Company had 15 contracts for physician staffing and 8 contracts for nurse staffing.

         Under physician management services, the Company owns and manages medical clinic facilities providing physicians with the ability to practice within a professional managed network enabling the physician to concentrate on the clinical aspects of their practices. All the clinic assets including medical equipment are owned by the company. At March 31, 2001, the Company owned and managed 23 clinics.

         On March 8th, 2001, Med-Emerg was awarded a 3-year management service contract to manage up to 400 medical personnel to all Canadian Forces Bases across Canada. The contract, which is effective immediately, extends through March 31, 2004. Through this agreement Med-Emerg will recruit, schedule and manage physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the Canadian Forces health authority resident on each base.

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

         These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2001 and 2000


3.       BANK COVENANTS

         As at March 31, the Company was in violation of certain loan covenants and its bankers have requested repayment of the advances. The Company is currently in negotiation with its bankers to secure extensions of existing arrangements and final settlement.


4.       ACQUISITIONS AND DISPOSITIONS

         Effective November 5, 1999, the Company purchased all of the outstanding securities of YFMC Healthcare Inc. a Canadian physician management services organization that owns and manages 22 medical clinics in exchange for similar securities of the Company. As at December 31, 1999, the Company provided for $356,889 for integration costs in connection with the acquisition. As at March 31, 2001 there was a balance of $ 29,414 which is expected to be utilized in connection with the leasing costs of one office currently vacant.


         As part of a strategic plan to restructure its operation and focus on its core business, during fiscal year 2000, the company disposed of the three unprofitable clinics namely, Spirotech, Britannia Urgent Care and J.C. Medical Management Inc.


5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

         These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

         Consolidated statements of operations

         If United States GAAP were employed, net loss for the period would be adjusted as follows:

                                                                     March          March
                                                                      2001           2000
         Net income (loss) based on Canadian GAAP             $  (135,737)      $ (424,809)
         Start-up costs amortized/(deferred)                       10,994           11,055
         Deferred acquisition costs                                     -          (15,641)
         Goodwill amortization                                    (13,710)               -
         Dilution Gain                                            (25,938)               -
                                                              ------------      -----------
         Net loss based on United States GAAP                 $  (164,391)      $ (429,395)
                                                              ------------      -----------
         Primary loss per share                               $     (0.02)      $    (0.08)
                                                              ------------      -----------
                                                              ------------      -----------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2001 and 2000


5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

         If United States GAAP were employed, deficit, goodwill and other assets and deferred start-up costs, would be adjusted as follows:


                                                                            March           December
                                                                             2001               2000
                                                                   --------------     --------------
         Deficit based on Canadian GAAP                            $  (6,803,896)     $  (6,634,408)
         Start-up costs deferred                                        (181,600)          (200,907)
         Goodwill amortization                                           (77,029)           (63,319)
         Dilution Gain                                                   (25,938)        (1,188,525)
                                                                   --------------     --------------
                                                                   $  (7,088,463)     $  (8,087,159)
                                                                   --------------     --------------
                                                                   --------------     --------------

         Goodwill & other assets based on Canadian GAAP            $   4,852,761      $   5,210,036
         Start-up costs deferred                                        (181,600)          (200,907)
         Goodwill on purchase of YFMC Healthcare Inc.                  1,010,843          1,024,553
                                                                   --------------     --------------
                                                                   $   5,682,004      $   6,033,682
                                                                   --------------     --------------
                                                                   --------------     --------------

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2001 and 2000

5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2001 and 2000


5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

                As allowed by SFAS 123, the Company has decided to continue to use Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for the Company's Stock Option Plan (the "Plan") for U.S. GAAP purposes.


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2001 and 2000

5.       CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

                The effect on shareholders' equity would be as follows:

                                                                                March           December
                                                                                 2001               2000
                                                                        -------------       ------------
         Capital stock                                                  $  10,058,975       $ 10,058,975
         Capital stock issued on purchase of YFMC Healthcare Inc.           1,087,872          1,087,872
         Ascribed fair value of share purchase warrants issued                (36,406)           (36,406)
                                                                        -------------       ------------
            Capital stock - U.S. GAAP                                      11,110,441         11,110,441
            Share purchase loan to officer                                          -                  -
                                                                        -------------       ------------
            Net capital stock - U.S. GAAP                                  11,110,441         11,110,441
                                                                        -------------       ------------
                                                                        -------------       ------------
        Contributed surplus                                                1,022,100           1,022,100
         Share purchase warrants                                               36,406             36,406
                                                                        -------------       ------------
         Contributed surplus - U.S. GAAP                                    1,058,506          1,058,506
                                                                        -------------       ------------
         Deficit - U.S. GAAP                                               (7,088,463)        (8,087,159)
         Cumulative translation adjustment                                   (477,678)          (304,322)
                                                                        -------------       ------------
         Shareholders' equity (deficit) - U.S. GAAP                      $  4,602,806       $  3,777,466
                                                                        -------------       ------------
                                                                        -------------       ------------


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


                                                                                March              March
                                                                                 2001               2000
                                                                        -------------       ------------
         Net Income (loss) (U.S. GAAP)                                  $    (164,391)       $  (429,395)
         Foreign currency translation adjustment                        $    (173,356)       $   (36,803)
                                                                        -------------       ------------
         Comprehensive loss                                             $    (337,747)       $  (466,198)
                                                                        -------------       ------------

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

       The company acts both as principal and as an agent or broker in the management of the clinics. As a result the revenue amount reported in the financial statements is a mix of both gross and net revenues. Under US GAAP, the mix of gross and net revenue to be reported on the Income statement would be as follows:

                                                           March        March
                                                            2001         2000
                                                       ---------    ---------
       On a gross basis (Physician and nurse
       recruiting)                                     1,732,433    1,880,177
       On a net basis (Physician management services)  1,111,281    1,220,952
                                                       ---------    ---------
       Total revenue                                   2,843,714    3,101,129
       Less: Physician fees and other direct expenses  1,360,607    1,576,090
                                                       ---------    ---------
       Gross Margin                                    1,483,107    1,525,039
                                                       ---------    ---------
                                                       ---------    ---------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2001 and 2000


6.       SEGMENTED INFORMATION

         The Company operates under three divisions: Physician and Nurse Recruitment, Physician Management Services and Healthy Connect.com.

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

         The Healthy Connect.com involves electronically linking clinic facilities and other healthcare service providers into a network. This internet-based network will provide healthcare professionals and consumers access to medical services, products, communications and information tools.

         Details are as follows:

                                                                         March 31, 2001
                                                    --------------------------------------------------------
                                                     Physician       Physician
                                                       & Nurse      Management          Healthy
                                                    Recruiting        Services      Connect.com   Consolidated
                                                    ----------      ----------      -----------   ------------
         Revenue                                     1,732,433       2,027,280             -       3,759,713
         Gross margin                                  371,826       1,111,281             -       1,483,107

         Operating income before Corporate Overhead
           & Public Company-related costs              123,524         141,974      (271,295)         44,203
         Corporate Overhead                                                                         (204,417)
         Public Company-related costs                                                                (14,786)
                                                                                                    --------
         Operating loss                                                                             (175,000)

         Assets employed at end of period            3,660,719       5,491,079             -       9,151,798
         Depreciation and amortization                  11,714          32,837             -          44,101
         Capital expenditures                                -          20,463             -          20,463

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2001 and 2000


6.       SEGMENTED INFORMATION (cont'd)

                                                                          March 31, 2000
                                                    --------------------------------------------------------
                                                     Physician       Physician
                                                       & Nurse      Management          Healthy
                                                    Recruiting        Services      Connect.com   Consolidated
                                                    ----------      ----------      -----------   ------------
         Revenue                                     1,880,177       1,919,416             -       3,799,593
         Gross margin                                  304,087       1,220,952             -       1,525,039

         Operating income before Corporate Overhead
           & Public Company-related costs              206,013         205,666      (465,944)        (54,265)
         Corporate Overhead                                                                         (232,051)
         Public Company-related costs                                                                (21,692)
                                                                                                -------------
         Operating loss                                                                             (308,008)

         Assets employed at end of period            3,799,366       5,699,049             -       9,498,415
         Depreciation and amortization                  25,459          70,391             -          95,850
         Capital expenditures                           23,315          19,619             -          42,934



7.       COMMITMENTS AND CONTINGENCIES

         "YMFC HealthCare Inc., a wholly owned subsidiary of MEII, is in receipt of a letter from Canada Customs and Revenue Agency ("CCRA") dated April 30, 2001, adjusting YFMC's Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CCRA for this period is $253,379. In the event that YFMC becomes liable to pay any such amount to CCRA, MEII will claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to MEII's rights under the Business Combination Agreement executed on August 10, 1999."


8.       SUBSEQUENT EVENTS

         (i) Pursuant to an agreement dated April 6, 2001, the Company raised $500,000 (before issuance costs) subject to the issuance of 1,000,000 shares at $0.50 each, through a private placement.

         (ii) In order to comply with its performance obligations in respect of the contract with Public Works and Government Services ("PWGSC") for civilian health care services for in-garrison support for the Canadian Forces, the company has obtained a financing facility on April 23, 2001 in the amount of CAN$4,300,000 (US$2,745,000) from
         Morrison Financial Services Limited ("Morrison Financial"). Under this facility, Morrison Financial will purchase qualifying invoices issued to PWGSC, advancing up to 80% of the face amount to the company at the time of presentment with the balance paid out in full upon collection of the invoice. Discount fees will be calculated at 2.25% of the face amount of each invoice. This facility will be secured by a general security agreement granting Morrison Financial a charge on all assets and undertakings of the company, implementation of appropriate procedures and completion of all requirements under the Financial Administration Act and postponement and subordination of all security in the company held by a third party (bank) but only in respect of this financing.

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

MEII was deliberate in business development strategy to leverage its knowledge of the public hospital and clinic staffing business into a new, untouched horizontal market, government agency healthcare staffing. In Canada, provincial and federal governments are responsible for operating and staffing health facilities associated with Canada's military, Department of Veteran's Affairs, Corrections and Penitentiary Services, Royal Canadian Mounted Police and Canada's Aboriginal Peoples. The services are often poorly managed.

The company was successful in being awarded the contract for civilian in-garrison healthcare services for the Department of National Defense. The contract, the largest of its kind in Canada is a six year agreement (three plus another three years option to renew) that will see MEII recruit and staff an annual complement in excess of 400 full time healthcare providers in all Canadian Forces Bases. Annual costs of services provided under this contract are expected to be $23 million. MEII receives an annual administrative fee to recruit and manage required personnel. The contract, awarded on March 8, 2001 is currently on schedule in its implementation phase. During this stage, MEII has hired regional recruiting staff across Canada to service local Canadian Forces Bases. Standard operating procedures and training programs have been completed, documented and approved by Defense staff. Leveraging off its 18 years experience in the physician and nurse emergency staffing business has enabled MEII to implement this contract quickly and efficiently. Senior staff managing this project has previous Canadian military experience and this has been helpful in matching the project requirements to the specific needs of full time regular forces. This contract and its supporting infrastructure creates a robust horizontal platform that will allow MEII to take advantage of other major government staffing contracts, both to penetrate its traditional hospital staffing and physician management services across Canada.

On March 15, 2001, Med-Emerg International Inc. and Schering Canada Inc., a leading Canadian pharmaceutical supplier, entered into an agreement to have MEII clinics provide special access Remicade-TM- infusion services to patients suffering from Crohn's Disease and Rheumatoid Arthritis.

Under this agreement, MEII medical staff will provide all infusion services for patients referred to Schering Canada Inc.'s Remicade-TM- program at clinic locations across Canada. Remicade-TM- reduces inflammation in patients with Crohn's disease and rheumatoid arthritis by binding to and neutralizing TNF-alpha on the cell membrane and in the blood. TNF-alpha is a key inflammatory mediator, or cytokine, in rheumatoid arthritis, Crohn's disease and other autoimmune disorders.

About 40,000 Canadians have Crohn's disease, a severe gastrointestinal-tract inflammation that causes diarrhea, abdominal pain, fever and weight loss. In severe cases, patients develop intestinal blockages and ulcer-like channels called fistulas that burrow through the bowel wall. It mostly strikes women, usually between the ages 20 and 35. There is no cure. Most patients are treated with steroids to reduce the inflammation; some require repeated surgeries to remove damaged parts of the intestine. In one of the largest clinical studies ever conducted in patients with advanced rheumatoid arthritis, Remicade-TM- produced significant reductions in symptoms. The patients continued to improve after treatment, which ranged from 30 to 54 weeks.

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2001 compared to First Quarter Ended March 31,
2000

REVENUES. Revenues decreased by $39,880 or 1% from $3,799,593 in the first quarter of 2000 to $3,759,713 in the first quarter of 2001.

Revenues generated by Physician Management Services increased by $107,864 or 5.6% from $1,919,416 in the first quarter of 2000 to $2,027,280 during the first quarter of 2001.

Revenues from Physician and Nurse Recruiting decreased by $147,744 or 7.9% to $1,732,433 during the first quarter of 2001 from $1,880,177 during same period for 2000.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased $2,052 or .09% from $2,274,554 in the first quarter of 2000 to $2,276,606 in the first quarter of 2001. Physician fees and other direct costs increased as a percent of revenue, representing 60.6% of revenues for the quarter ended March 31, 2001 and 59.9% of revenues for the quarter ended March 31, 2000. The increase as a percent of revenue is largely due to the mix of revenue between Physician & Nurse Recruiting and Physician Management Services. As the Physician Management Services revenues increase, the larger gross margin related to Physician Management Services causes a decrease in physician fees and other direct costs as a percent of revenue.

Physician fees and other direct costs of the Physician Management Services division increased by $215,484 or 31.1% from the first quarter of 2001 compared to the same period in 2000.

Physician fees and other direct costs of the Physician & Nurse Recruiting division decreased by $215,484 or 13.7% from the first quarter of 2001 compared to the same period in 2000.

OPERATING EXPENSES. Operating expenses have increased by $19,709 or 1.4% to $1,386,812 in the first quarter of 2001 from $1,367,103 in the first quarter of 2000.

NET PROFIT/LOSS. The Company reported income before HealthyConnect.com, amortization, interest, taxes and financing costs of $96,295 for the three months ended March 31, 2001 as compared to $157,935 for the three months ended March 31, 2000. The company reported a net loss of $194,792 for the three months ended March 31, 2001 as compared to $424,809 for the three months ended March 31, 2000.

Under U.S. GAAP, the Company reported a net loss of $(164,391) for the three months ended March 31, 2001 as compared to a net loss of $(429,395) for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2001, the company's working capital deficit totaled $2,441,372. The company has available credit facilities for up to approximately $3,117,855. During the period, the Company was in violation of its loan covenants and its bankers have requested repayment of advances. The company is in negotiation with its bankers to secure extensions of existing arrangements and final settlement. The Company established credit facilities that provide operating lines of credit amounting to $1,600,534, bearing interest at the bank's prime lending rate plus 0.5% to 1.0% per annum with interest payable monthly, and capital lines of credit amounting to 1,567,676. The capital lines of credit bear varying interest rates from the bank's prime lending rate plus 0.75% to 9.65% per annum. As at March 31, 2001, the Company has drawn approximately $666,900 against the operating facility and $121,154 against the capital facility.

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


                                        MED-EMERG INTERNATIONAL INC.



                                        By:      /s/ Ramesh Zacharias

                                                 Ramesh Zacharias
                                                 Chief Executive Officer
Date:  May 18, 2001