Form 10-Q
period 2001-06-30
MED EMERG INTERNATIONAL INC
filed 2001-08-14
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                                     OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  As of August 10, 2001, 7,962,499 shares of the registrant's Common Stock were outstanding.

                          MED EMERG INTERNATIONAL INC.
                   JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-Q
                   -------------------------------------------







                                TABLE OF CONTENTS
                                -----------------



                         PART I B FINANCIAL INFORMATION



                                                                                                          Page Number
Item 1.           Financial Statements ...................................................................
Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations..............................................................

                                             PART II B OTHER INFORMATION

Item 3.           Quantitative and Qualitative Disclosures about market risk..............................
Item 4.           Submission of Matters to a Vote of Security Holders.....................................
Item 5.           Exhibits and Reports on Form 8-K........................................................

                  Signatures..............................................................................

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Med Emerg International Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2001  and December 31, 2000.....................................
Consolidated Statements for the three and six months ended June 30, 2001 and 2000..........................
Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2000.......................
Notes to Unaudited Consolidated Financial Statements.......................................................


                            MED-EMERG INTERNATIONAL INC.
                             CONSOLIDATED BALANCE SHEET
            AS AT JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
                                      (IN US$)

                                                JUNE 30          DECEMBER 31
                                                 2001               2000
                                               -----------       -----------
ASSETS

CURRENT ASSETS
   Cash and short term investments             $    74,941       $   121,965
   Accounts receivable                           2,480,879         1,994,446
   Prepaid expenses and other                      230,281           231,167
                                               -----------       -----------
                                                 2,786,101         2,347,378
                                               -----------       -----------

Capital assets                                   1,484,982         1,667,716
Goodwill                                         1,743,264         1,837,275
Other assets                                       776,457         3,372,761
Deferred income taxes                            1,471,917           159,440
Investment in Healthy Connect.com                  479,165
                                               -----------       -----------
                                               $ 8,741,886       $ 9,384,570
                                               -----------       -----------
                                               -----------       -----------

LIABILITIES

CURRENT LIABILITIES
   Bank indebtedness                           $ 1,259,769       $ 1,567,676
   Accounts payable and accrued liabilities      2,950,360         2,721,131
   Restructuring reserve                            24,334            36,908
   Note payable to related party                        --           175,059
   Current portion of long-term debt               325,688           318,562
                                               -----------       -----------
                                                 4,560,151         4,819,336

Long term debt                                          --            11,537
                                               -----------       -----------
                                                 4,560,151         4,830,873
                                               -----------       -----------

Minority interest                                       --           411,352

Commitments and contingencies (note 8)

   Capital stock                                10,456,505        10,058,975
   Contributed surplus                           1,022,100         1,022,100
   Deficit                                      (6,953,413)       (6,634,408)
   Cumulative translation adjustment              (343,457)         (304,322)
                                               -----------       -----------
                                                 4,181,735         4,142,345
                                               -----------       -----------
                                               $ 8,741,886       $ 9,384,570
                                               -----------       -----------
                                               -----------       -----------

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.


                              MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
                                        (IN US$)

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 --------------------------    ----------------------------
                                                 JUNE              JUNE           JUNE            JUNE
                                                 2001              2000           2001            2000

Revenue                                          $ 4,247,913     $ 4,519,225    $ 8,007,626     $ 8,318,818
Physician fees and other direct costs              2,638,703       2,843,671      4,915,309       5,118,224
                                                 -----------     -----------    -----------     -----------
                                                   1,609,210       1,675,554      3,092,317       3,200,594
                                                 -----------     -----------    -----------     -----------
Expenses
   Salaries and benefits                             757,739         928,130      1,518,666       1,633,501
   General and administration                        248,177         239,008        410,004         405,181
   Occupancy costs and supplies                      338,692         475,178        745,374         907,540
   Public company costs                               49,482          33,785         64,268          55,477
   Travel & Marketing                                 85,716          28,076        128,306          76,019
                                                 -----------     -----------    -----------     -----------
                                                   1,479,808       1,704,177      2,866,618       3,077,718
                                                 -----------     -----------    -----------     -----------
Income before amortization, interest
   & financing costs & taxes                         129,404         (28,623)       225,699         122,876

   Interest and financing expense                     59,616          45,341        110,117          94,946
   Amortization of capital assets                    130,843          91,083        174,944         186,933
   Amortization of goodwill                           38,791          48,111         75,893          93,345
   Amortization of other assets                       43,636          46,063         87,523          91,994
   Healthy Connect.com software
     & development costs                                  --         703,192        271,295       1,169,136
   Dilution gain                                          --                        (25,938)             --
   Loss on disposition                                17,390                         17,390
                                                 -----------     -----------    -----------     -----------
                                                     290,277         933,790        711,225       1,636,354
                                                 -----------     -----------    -----------     -----------

Loss before income taxes                            (160,873)       (962,413)      (485,526)     (1,513,478)
   Income taxes (recovery)                           (64,349)       (181,369)      (194,210)       (301,189)
                                                 -----------     -----------    -----------     -----------
Net loss before minority interest
   & preferred shares                                (96,524)       (781,044)      (291,316)     (1,212,290)

   Minority interest                                  18,971        (138,007)       (40,084)       (144,444)
                                                 -----------     -----------    -----------     -----------
Net loss before preferred share dividends           (115,495)       (643,037)      (251,232)     (1,087,846)

   Preferred share dividends                         (34,022)        (34,051)       (67,772)        (68,409)
                                                 -----------     -----------    -----------     -----------
Net loss                                            (149,517)       (677,088)      (319,004)     (1,136,255)

Deficit, beginning of the year                    (6,803,896)     (4,794,733)    (6,634,409)     (4,335,566)

Deficit, end of the period/year                  $(6,953,413)    $(5,471,821)   $(6,953,413)    $(5,471,821)
                                                 -----------     -----------    -----------     -----------
                                                 -----------     -----------    -----------     -----------

Basic and fully diluted loss, per share          $     (0.02)    $     (0.12)   $     (0.04)    $     (0.20)

Weighted average number of common shares           7,817,994       5,653,825      7,417,994       5,653,825

          The accompanying notes are an integral part of these consolidated financial statements.


                                MED-EMERG INTERNATIONAL INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                          AS AT JUNE 30, 2001 AND 2000 (UNAUDITED)
                                         (IN US$)

                                                                 JUNE 30               JUNE 30
                                                                  2001                   2000
                                                                -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                      $ (251,232)           $(1,067,846)
   Adjustments for:
      Amortization of capital assets                               174,944                186,933
      Amortization of goodwill and other assets                    278,441                185,340
      Deferred income taxes                                       (194,210)              (301,187)
      Loss on sale of clinics & capital assets                      17,390
      Dilution gain from HealthyConnect.com                       (25,938)
      Minority interest                                            (40,084)
      Stock compensation                                                --                 39,398
                                                                -----------           ------------
                                                                   (40,689)              (957,383)
   Increase (decrease) in non-cash working capital components    (1,402,184)              (16,812)
                                                                -----------           ------------
                                                                 (1,442,873)             (974,175)
                                                                -----------           ------------
                                                                -----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to capital assets                                      (53,350)           (1,478,603)
   Other assets                                                   2,448,553               170,648
   Sale of investment in clinic                                     (15,099)
   Investment in Healthy Connect.com                               (479,165)
                                                                -----------           ------------
                                                                  1,900,940            (1,307,955)
                                                                -----------           ------------
                                                                -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank indebtedness                                               (307,907)              200,237
   Issue of common shares                                           397,530               357,806
   Repayment of debt                                                 (4,411)             (139,422)
   Due to minority interest                                        (411,352)            1,541,559
   Due to related parties                                          (175,059)                   --
                                                                -----------           ------------
                                                                   (501,199)            1,960,180
                                                                -----------           ------------
                                                                -----------           ------------
Effect of foreign currency exchange rate changes                     (3,692)              248,212

DECREASE IN CASH AND SHORT-TERM INVESTMENTS                         (46,824)              (73,738)
Cash and short-term investments, beginning of period                121,765               229,965
                                                                -----------           ------------
Cash and short-term investments, end of period                  $    74,941           $   156,228
                                                                -----------           ------------
                                                                -----------           ------------

The accompanying notes are an integral part of these unaudited consolidated financial statements.


MED-EMERG INTERNATIONAL INC.
Notes to Unaudited  Consolidated  Financial Statements
Six months ended June 30, 2001 and 2000

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. is a publicly traded company listed on the NASDAQ and Boston Stock Exchanges. The Company completed its initial public offering in February 1998.

The Company's operations are divided into three divisions, Physician and Nurse Recruitment Services, Physician Management Services and Healthcare services. Med-Emerg's strategy in 2001 will be to focus on Healthcare services. The Company intends to broaden its recruiting and management services over a wider geographic base, as well as securing contracts with the pharmaceutical industry and the federal government.

For physician and nurse recruitment services, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals, on a contractual basis. At June 30, 2001, the Company had 17 contracts for physician staffing and 8 contracts for nurse staffing.

Under physician management services, the Company owns and manages medical clinic facilities. This provides physicians with the ability to practice within a professional managed network and to concentrate on the clinical aspects of their practices. The company owns all the clinic assets including medical equipment. At June 30, 2001, the Company owned and managed 23 clinics.

Healthcare services are a business platform extension for the company and is comprised of government and pharmaceutical contracts. Med-Emerg was awarded a 3-year management service contract to provide up to 400 medical personnel to all Canadian Forces Bases across Canada. The contract commenced at the beginning of April 2001 and extends through March 31, 2004, eligible for with a further three-year renewal. The Company has successfully completed the implementation stage of the contract and has now entered the maintenance phase. Through this agreement Med-Emerg recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the Canadian Forces health authority resident on each base.

Schering Canada Inc, a leading Canadian pharmaceutical supplier, has entered into an agreement to have MEII clinics provide special access Remicade(TM) infusion services to patients suffering from Crohn's Disease and Rheumatoid Arthritis. Under this agreement, MEII will provide medical professionals to provide infusion services for patients receiving Remicade(TM) at clinic locations across Canada.

As a result of management and the board's decision to focus on Healthcare services, the Company intends to divest its interest in HealthyConnect.com in fiscal 2001.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited  Consolidated  Financial Statements
Six months ended June 30, 2001 and 2000

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial reporting. These financial statements consolidate, with minority interest, the accounts of Med-Emerg International Inc. and all wholly- and partially-owned subsidiaries of Med-Emerg International Inc.

Commencing   with  the   quarter   ended  June  30,  2001  the   investment
in Healthyconnect.com is not consolidated but rather accounted for at cost. Healthyconnect.com issued shares to employees in lieu of wages and to outside investors. This changed Med-Emerg International Inc.'s ownership position from 62.8% to 33.9%. Any possible gain or loss on this transaction was not determinable at the time of these financial statements. This has resulted in the following changes to the consolidated balance sheet as at June 30, 2001 as compared to December 31, 2000:


Decrease in cash                                         (31,736)
Decrease in accounts receivable                          (88,056)
Decrease in prepaids                                     (24,769)
Decrease in accounts payable                             422,470
Decrease in note payable to related party                175,059
                                                      -----------
Increase in working capital                              452,968

Decrease in other assets                              (2,608,939)
Increase in deferred taxes                             1,147,068
Increase in investment in Healthyconnect.com             479,165

Decrease in minority interest                            415,535
                                                      -----------
Decrease in net assets                                  (114,203)
                                                      -----------


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

3. BANK COVENANTS

As at June 30, 2001 the Company was in violation of certain loan covenants. The company has negotiated forbearance agreements with its secondary bankers and is confident of achieving this objective with its primary banker. As a condition of forbearance, a repayment schedule has been agreed to.

4. ACQUISITIONS AND DISPOSITIONS

Effective November 5, 1999, the Company purchased all of the outstanding securities of YFMC Healthcare Inc. a Canadian physician management services organization that owns and manages medical clinics in exchange for similar securities of the Company. As at June 30, 2001, the balance of the integration costs in connection with the acquisition was $ 24,334.

As part of ongoing efforts to improve profitability, the company disposed of the York Lanes clinic and terminated the Kensington clinic management service contract (at the start of the second quarter).

In order to comply with the planned divestiture of Healthyconnect.com, the company's ownership position was diluted in the second quarter, to less than a majority position.




MED-EMERG INTERNATIONAL INC.
Notes to Unaudited  Consolidated  Financial Statements
Six months ended June 30, 2001 and 2000

5. CAPITAL STOCK

Pursuant to an agreement dated April 6, 2001, the Company raised $400,000 (before issuance costs) on the issuance of 800,000 shares at $0.50 each, through a private placement.

Warrants and Stock Option Plans

Under a stock option plan, a director was granted an option on May 7, 2001 to purchase 10,000 common shares of the Company at a price of $1.04 (US) per common share (being the closing price of the common shares of the Corporation on May 4, 2001, as quoted on NASDAQ).

6. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

Consolidated statements of operations

If United States GAAP were employed, net loss for the period would be adjusted as follows:


Net income (loss) based on Canadian GAAP         (251,232)     (1,067,846)
Start-up costs amortized/(deferred)                21,924          11,055
Deferred acquisition costs                              -               -
Goodwill amortization                             (27,866)        (27,420)
Dilution gain                                     (25,938)              -
                                                 --------     -----------
Net loss based on United States GAAP             (283,112)    $(1,084,211)
Primary loss per share                             ($0.04)         ($0.19)



MED-EMERG INTERNATIONAL INC.
Notes to Unaudited  Consolidated  Financial Statements
Six months ended June 30, 2001 and 2000


                                                    June          December
                                                    2001            2000
                                                 ----------      ----------
Deficit based on Canadian GAAP                   (6,953,413)     (6,634,408)
Start-up costs deferred                            (176,908)       (200,907)
Goodwill amortization                               (91,185)        (63,319)
Dilution gain                                       (25,938)     (1,188,525)
                                                 ----------      ----------
                                                 (7,247,444)     (8,087,159)
                                                 ----------      ----------
                                                 ----------      ----------
Goodwill & other assets based on Canadian GAAP    2,519,721       5,210,036
Start-up costs deferred                            (176,908)       (200,907)
Goodwill on purchase of YFMC Healthcare Inc.        996,687       1,024,553
                                                 ----------      ----------
                                                  3,339,500      6,033,682
                                                 ----------      ----------
                                                 ----------      ----------


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




MED-EMERG INTERNATIONAL INC.
Notes to Unaudited  Consolidated  Financial Statements
Six months ended June 30, 2001 and 2000

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




MED-EMERG INTERNATIONAL INC.
Notes to Unaudited  Consolidated  Financial Statements
Six months ended June 30, 2001 and 2000


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










MED-EMERG INTERNATIONAL INC.
Notes to Unaudited  Consolidated  Financial Statements
Six months ended June 30, 2001 and 2000



6. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

The effect on shareholders' equity would be as follows:


                                                               June          December
                                                               2001            2000
                                                            -----------    ------------
Capital stock                                                10,456,505     10,058,975
Capital stock issued on purchase of YFMC Healthcare Inc.      1,087,872      1,087,872
Ascribed fair value of share purchase warrants issued           (36,406)       (36,406)
                                                            -----------    ------------
          Net capital stock - US GAAP                        11,507,971     11,110,441
                                                            -----------    ------------
                                                            -----------    ------------
Contributed surplus                                           1,022,100      1,022,100
Share purchase warrants                                          36,406         36,406
                                                            -----------    ------------
Contributed surplus - US GAAP                                 1,058,506      1,058,506
                                                            -----------    ------------
          Deficit - US GAAP                                  (7,247,444)    (8,087,159)
          Cumulative translation adjustment                    (343,457)      (304,322)
                                                            -----------    ------------
                                                              4,975,576      3,777,466
                                                            -----------    ------------
                                                            -----------    ------------


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


                                              June           June
                                              2001           2000
                                           ----------    ------------
Net income (loss) (U.S. GAAP)               (283,112)     (1,084,211)
Foreign currency translation adjustment      (39,135)        235,254
                                           ----------    ------------
Comprehensive loss                          (322,247)       (848,957)
                                           ----------    ------------


MED-EMERG INTERNATIONAL INC.
Notes to Unaudited  Consolidated  Financial Statements
Six months ended June 30, 2001 and 2000

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

The company acts both as principal and as an agent or broker in the management of the clinics. As a result the revenue amount reported in the financial statements are a mix of both gross and net revenues. Under US GAAP, the mix of gross and net revenue to be reported on the income statement would be as follows:


                                                         June          June
                                                         2001          2000
                                                      ----------    ----------
On a gross basis (Physician & Nurse recruiting and     4,181,122     3,795,981
Healthcare services)
On a net basis (Physician management services)         3,826,504     4,522,837
                                                      ----------    ----------
Total revenue                                          8,007,626     8,318,818
Less: Physician fees & other direct expenses           4,915,309     5,118,224
                                                      ----------    ----------
Gross margin                                           3,092,317     3,200,594
                                                      ----------    ----------
                                                      ----------    ----------

7. SEGMENTED INFORMATION

The Company operates under three divisions: Physician and Nurse Recruitment, Physician Management Services and Healthcare services. The Physician and Nurse Recruitment division involves contracting with hospitals for the provision of physician staffing, nurse staffing and administrative support services. The Company also contracts with clinical facilities and local communities for the locum or permanent placement of a physician in a community.

The Physician Management Services division owns and manages medical clinic facilities, which provide physicians with the ability to practice medicine in a professionally managed environment. The clinics include family practice, walk-in services, and other related services such as massage therapy and chiropractic services.

The Healthcare Services division involves recruiting and staffing for the pharmaceutical industry and fulfillment of government contracts. Through a contract awarded to Med-Emerg by the Department of National Defense, Med-Emerg recruits, schedule and manage physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the Canadian Forces health authority resident on each base.

Details are as follows:


                                                          June 30, 2001
                                        ----------------------------------------------------
                                          Physician     Physician
                                           & Nurse      Management   Healthcare
                                                     Three months ended June 30, 2001
                                        ----------------------------------------------------
Revenue                                  1,702,659      1,799,240     746,014      4,247,913
Gross margin                               267,147        894,630     447,433      1,609,210

Operating income                             9,574        (45,177)    165,007        129,404

                                                      Six months ended June 30, 2001
                                        ----------------------------------------------------
Revenue                                  3,285,436      3,826,504    895,686       8,007,626
Gross margin                               489,308      2,005,904    597,105       3,092,317

Operating income                            16,702        (38,314)   247,311         225,699

Assets employed at end of period         3,265,208      4,897,813    578,865       8,741,886
Depreciation and amortization               83,970        251,910      2,480         338,360

                                                          June 30, 2000
                                        ----------------------------------------------------
                                          Physician     Physician
                                           & Nurse      Management   Healthcare
                                                     Three months ended June 30, 2000
                                        ----------------------------------------------------
Revenue                                  1,915,858      2,603,367                  4,519,225
Gross margin                               397,740      1,277,814                  1,675,554

Operating income                            56,065        (84,688)                   (28,623)

                                                      Six months ended June 30, 2000
                                        ----------------------------------------------------
Revenue                                   3,795,981     4,522,837                  8,318,818
Gross margin                                701,649     2,498,945                  3,200,594

Operating income                            133,994       (11,118)                   122,876

Assets employed at end of period          3,205,911     7,355,206                 11,304,212
Depreciation and amortization                             372,277                    372,277

Assets employed at the end of the period by Healthy Connect.com      743,094


MED-EMERG INTERNATIONAL INC.
Notes to Unaudited  Consolidated  Financial Statements
Six months ended June 30, 2001 and 2000

8. COMMITMENTS AND CONTINGENCIES

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

A contingent liability may exist with Data General Corporation on hardware equipment leased by Healthy Connect.com.

At June 30, 2001, the lease was in arrears approximately $120,000. No provision has been made for this liability in the accounts.

9. ANNUAL AND SPECIAL MEETING OF SHAREHOLDERS

The Annual and Special Meeting of shareholders of Med Emerg International Inc was held on June 26, 2001 at the corporation's principal executive offices. There were three resolutions presented and approved, namely;

(i) To elect Directors. William Thomson, Ramesh Zacharias, Robert Rubin, Patrick Michaud and Dr. Frank Baillie were elected as directors of the Corporation.

(ii)     To  approve  the  appointment  of  Schwartz,  Levitsky,  Feldman,  llp,
         Chartered   Accountants  as  the   corporation's   independent   public
         accountants for the ensuing year.

(iii) To approve a special resolution empowering the directors to determine, from time to time, the number of directors of the Corporation and the number of directors to be elected at each annual meeting or annual resolutions of the Stockholders, subject to NASDAQ corporate governance rules.

10. SUBSEQUENT EVENTS

Med-Emerg is committed to issue shares in the next quarter to satisfy obligations to suppliers of Healthyconnect.com., as follows;

(i)      50,000 shares issued to pay outstanding legal bills

(ii) 150,000 shares issued to TekInsight.com Inc., for work done to develop and host the Healthyconnect web site



11. COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the current period financial statement presentation.

         .
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Med-Emerg International Inc. ("Med-Emerg" or the "Company"), based in Ontario, Canada, is a provider of critical healthcare management services. Established in 1983, the Company provides an essential service to Canada's healthcare system through the coordination and contract staffing of emergency physicians and nurses for hospitals and clinics. Through its emergency-related services platform, Med-Emerg has expanded to offer a wide variety of medical services including recruitment, healthcare staffing, and physician practice management services.

Med-Emerg is positioned to establish industry leadership by providing integrated professional management services in the delivery of healthcare to the healthcare consumer. The Company's operations are divided into three divisions: Physician and Nurse Recruitment Services, Physician Management Services and third party Health Care Contracts. Med-Emerg's strategy is to remain focused on these three divisions while continuing to broaden its consolidation of physicians over a wider geographic base. Med-Emerg is well positioned to benefit from the aging of the baby boomer population and has begun to capitalize on recent developments within the North American health care environment. Specifically, the Company's strategy is to leverage its 15 years of physician recruitment experience in becoming a dominant player in Physician Management Services and to extend service delivery throughout its healthcare network of physicians, patients, pharmacies and third party payors.



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

MEII was deliberate in business development strategy to leverage its knowledge of the public hospital and clinic staffing business into a new, untouched horizontal market, Healthcare services, government agency healthcare staffing. In Canada, provincial and federal governments are responsible for operating and staffing health facilities associated with Canada's military, Department of Veteran's Affairs, Corrections and Penitentiary Services, Royal Canadian Mounted Police and Canada's Aboriginal Peoples. The services are often poorly managed.

The company was recently awarded the contract for civilian in-garrison healthcare services for the Department of National Defense. The contract, the largest of its kind in Canada is a six year agreement (three plus another three years option to renew) that will see MEII recruit and staff an annual complement in excess of 400 full time healthcare providers in all Canadian Forces Bases. Annual costs of services provided under this contract are expected to be $16 million. MEII receives an annual administrative fee to recruit and manage required personnel. MEII has successfully completed the implementation phase of the contract. During this stage, MEII has hired regional recruiting staff across Canada to service local Canadian Forces Bases. Standard operating procedures and training programs have been completed, documented and approved by Defense staff. Senior staff managing this project has previous Canadian military experience and this has been helpful in matching the project requirements to the specific needs of full time regular forces. This contract and its supporting infrastructure creates a robust horizontal platform that will allow MEII to take advantage of other major government staffing contracts, both to penetrate its traditional hospital staffing and physician management services across Canada.

In March 2001, Med-Emerg International Inc. and Schering Canada Inc., a leading Canadian pharmaceutical supplier, entered into an agreement to have MEII provide special access Remicade-TM-infusion services to patients suffering from Crohn's Disease and Rheumatoid Arthritis. Under this agreement, MEII will coordinate and manage all infusion services for patients referred to Schering Canada Inc.'s Remicade-TM- program at various clinic locations across Canada. It is estimated that approximately 40,000 patients in Canada suffer from the debilitating effects of these two diseases. Remicade-TM- reduces inflammation in patients with Crohn's disease and rheumatoid arthritis by binding to and neutralizing TNF-alpha on the cell membrane and in the blood. Med-Emerg is paid a management fee to recruit, credential and install new infusion sites across Canada. In addition to the management fee the company also receives an administrative fee to coordinate and schedule patients visiting these locations. The Company has developed its own proprietary scheduling software that coordinates infusion nurses, patients, drug delivery and site schedules together. As of the end of June, this program has opened six sites across Canada and has coordinated 80 infusion sessions. This is beginning to grow rapidly and the company expects the third quarter to see an additional 300-500 infusion sessions scheduled at its facilities. It is the Company's strategy to leverage this network of providers and scheduling system to several others of the new infusion based pharmaceuticals that are being released onto the market.

During the second quarter, the company completed its redesign of the physician management services delivery model. The Company embarked on an aggressive plan to improve the profitability of its business units and has completed a complete review of its individual clinics. Locations not achieving earnings expectations were closed. The second phase of management strategy is to now consolidate its smaller, lower margin sites into larger multi-disciplinary medical centers focused on family practice with on-site specialty referrals. The new model, which has been successfully tested at one of the company's larger clinics, demonstrates a better distribution of overhead costs and increased revenues and earnings. The company believes that its new delivery model will significantly improve performance of this business division over the next year.


Med-Emerg is positioning itself to take a market leadership role in Canada's healthcare industry. The retooling of its primary business units has resulted in modest earnings that will translate into higher margin business in the near future.





RESULTS OF OPERATIONS
Second Quarter Ended June 30, 2001 compared to Second Quarter Ended June 30,
2000

REVENUES. Company wide revenues decreased by $271,312 or 6.0 % from $4,519,225 in the second quarter of 2000 to $4,247,913 in the second quarter of 2001. Year-to-date revenue decreased by $311,192 or 3.7% to $8,007,626 for the six months ended June 30, 2001 compared to $8,318,818 for the same period in 2000.

Revenues  generated by Physician  Management  Services  decreased by $804,127 or
30.9 % from $2,603,367 in the second quarter of 2000 to $1,799,240 during the second quarter of 2001. For the six months ended June 30, 2001, Physician Management Services revenue was $3,826,504, which represents a decrease of $696,333 or 15.4% over the six months ended June 30, 2000. This change is due to the closure of certain clinics that were not meeting earnings expectations.

Revenues from Physician and Nurse Recruiting decreased by $213,199 or 11.1% to $1,702,659 during the second quarter of 2001 from $1,915,858 during same period for 2000. Revenues for the six months ended June 30, 2001 were $3,285,436, a $510,545 or 13.4% decrease from the same period in 2000. The decrease in revenues resulted from the completion of a large international contract during the previous period and the loss of a large staffing contract due to the government closure of an emergency room facility.

Revenues from Healthcare Services, being a new business platform extension, increased by 100% or $746,014 compared to the same quarter last year. Year-to-date Healthcare Services revenue increased by $895,686 or 100% for the six months ended June 30, 2001 compared to the same period in 2000.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, decreased by $204,968 or 7.2% from $2,843,671 in the second quarter of 2000 to $2,638,703 in the second quarter of 2001. For the six months ended June 30, 2001, physician fees and direct costs decreased by $202,915 or 4.0% to $4,915,309 from $5,118,224.
Physician fees and other direct costs decreased as a percent of revenue, representing 62.1% of revenues for the quarter ended June 30, 2001 and 62.9% of revenues for the quarter ended June 30, 2000. The decrease as a percentage of revenue is largely due to the favourable mix of revenue as higher margin Healthcare services replaced lower margin Physician Management Services (unprofitable clinics continued to be sold off). Physician fees and other direct costs decreased as a percent of revenue, representing 61.4% of revenues for the six months ended June 30, 2001 and 61.5% of revenues for the six months ended June 30, 2000.

Physician fees and other direct costs of the Physician Management Services division decreased by $420,943 or 31.7 % from the second quarter of 2001 compared to the same period in 2000. For the six months ended June 30, 2001 physician fees and other direct costs was $1,820,600 compared to $2,023,892 for the six months ended June 30, 2000, which represents a decrease of $203,292 or 10.0%.

Physician fees and other direct costs of the Physician & Nurse Recruiting division decreased by $82,606 or 5.4% from the second quarter of 2001 compared to the same period in 2000. Year-to-date physician fees and other direct costs decreased by $298,204 or 9.6% from $2,796,128 for the period ending June 30, 2001 compared to $3,094,332 for the same period in the 2000 year.

Physician fees and other direct costs of the Healthcare Services division, being a new business platform extension as noted above, increased by 100% or $298,581 for the three months ended June 30, 2001. These costs were only incurred during the second quarter.


OPERATING EXPENSES. Operating expenses have decreased by $224,371 or 13.1% to $1,479,806 in the second quarter of 2001 from $1,704,177 in the second quarter of 2000. For the first six months in 2001 operating expenses decreased by $211,100 or 6.9% to $2,866,618 from $3,077,718 for the first six months in 2000.

PROVISION FOR INCOME TAXES. The income tax recovery is based on an effective tax recovery rate for the quarter of 40%. The company expects to realize taxable earnings from the Healthcare Service division due to existing contracts, against which loss carry forwards can be applied.


NET PROFIT/LOSS. The Company reported income before HealthyConnect.com, amortization, interest, taxes and financing costs of $129,404 for the three months ended June 30, 2001 as compared to a loss of $(28,623) for the three months ended June 30, 2000. The company reported a net loss of $(115,495) for the three months ended June 30, 2001 as compared to $(643,037) for the three months ended June 30, 2000. Income before HealthyConnect.com, amortization, interest, taxes and financing costs for the six months ended June 30, 2001 was $225,699 as compared to income of $122,876 for the six months ended June 30, 2000. For the six months ended, June 30 2001, the company reported a net loss of $251,232 as compared to $1,067,846 for the six months ended June 30, 2000. Under U.S. GAAP, the Company reported a net loss of $(283,112) for the six months ended June 30, 2001 as compared to a net loss of $(1,084,211) for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2001, the company's working capital deficit totaled $1,774,050. The company has available a line of credit with its lead bank for up to approximately $1,300,000 but is in negotiation to secure an extension of the existing arrangement and final settlement. The established credit facility bears interest at the bank's prime lending rate plus 3.0% per annum with interest payable monthly. Forbearance agreements have been negotiated with its secondary bankers and a repayment schedule for the balances totaling approximately $225,000 under capital lines of credit, has been negotiated. The capital lines of credit bear varying interest rates from the bank's prime lending rate plus 0.75% to 9.45% per annum.

The company has obtained a financing facility in the amount of CAN$4,300,000 (US$2,745,000) from Morrison Financial Services Limited ("Morrison Financial"), in order to comply with its performance obligations in respect of the contract with Public Works and Government Services ("PWGSC") for civilian health care services for in-garrison support for the Canadian Forces.

Under this facility, Morrison Financial will purchase qualifying invoices issued to PWGSC, advancing up to 80% of the face amount to the company at the time of presentment with the balance paid out in full upon collection of the invoice. Discount fees will be calculated at .09375% per day (34.218% per annum) times the aggregate amount advanced and outstanding under each invoice. This facility will be secured by a general security agreement granting Morrison Financial a charge on all assets and undertakings of the company, implementation of appropriate procedures and completion of all requirements under the Financial Administration Act and postponement and subordination of all security in the company held by a third party (bank) but only in respect of this financing.

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

PART II B OTHER INFORMATION

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 26, 2001, the Company held its annual and special meeting of shareholders at which the following proposals were adopted: (i) the election of the Company's Board of Directors; (ii) the appointment of Schwartz, Levitsky, Feldman, llp, Chartered Accountants to serve as the Company's independent accountants for the ensuing year; and (iii) a special resolution empowering the directors to determine, from time to time, the number of directors of the Corporation and the number of directors to be elected at each annual meeting or annual resolutions of the Stockholders, subject to NASDAQ corporate governance rules.


Proposal 1

Each of the following persons were elected to serve on the Company's Board of
Directors:

William Thomson     3,685,647 Shares In Favor     -0-     Shares Against
                    ---------                 -----------
Ramesh Zacharias    3,685,647 Shares In Favor     -0-     Shares Against
                    ---------                 -----------
Robert Rubin        3,685,647 Shares In Favor     -0-     Shares Against
                    ---------                 -----------
Patrick Michaud     3,685,647 Shares In Favor     -0-     Shares Against
                    ---------                 -----------
Dr. Frank Baillie   3,685,647 Shares In Favor     -0-     Shares Against
                    ---------                 -----------

Proposal 2


The Company's independent accountants, Schwartz, Levitsky, Feldman, llp, were elected for the ensuing year by the following vote: 3,685,647 shares For, -0-shares Against and -0- shares Abstained.

Proposal 3

A special resolution empowering the directors to determine, from time to time, the number of directors of the Company and the number of directors to be elected at each annual meeting or annual resolutions of the Stockholders, subject to NASDAQ corporate governance rules was approved by the following vote: 3,685,647 shares For, -0- shares Against and -0- shares Abstained.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

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

Date:     August 10, 2001