Form 10-Q
period 2001-09-30
MED EMERG INTERNATIONAL INC
filed 2001-11-14
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 13, 2001, 9,295,434 shares of the registrant's Common Stock were outstanding.

                          MED-EMERG INTERNATIONAL INC.
                SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-Q




                                TABLE OF CONTENTS


                         PART I B FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements ............................................
Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................

                    PART II B OTHER INFORMATION

Item 3.   Quantitative and Qualitative Disclosures about market risk.......
Item 4.   Submission of Matters to a Vote of Security Holders..............
Item 5.   Exhibits and Reports on Form 8-K.................................

          Signatures.......................................................

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Med-Emerg International Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2001 and
     December 31, 2000....................................................
Consolidated Statements for the three and nine months ended
     September 30, 2001 and 2000..........................................
Consolidated Statement of Cash Flows for the nine months ended
     September 30, 2001 and 2000..........................................
Notes to Unaudited Consolidated Financial Statements......................

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
      AS AT SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
                                    (IN US$)

                                                       September 30       December 31
                                                           2001               2000
                                                    ---------------     ---------------
ASSETS

CURRENT ASSETS
    Cash and short term investments                    $    195,285       $    121,765
    Accounts receivable                                   2,569,999          1,994,446
    Prepaid expenses and other                              254,738            231,167
    Investment in Next Generation Technology
      Holdings, Inc. (note 5)                               385,984                  -
                                                    ---------------     ---------------
                                                          3,406,006          2,347,378
                                                    ---------------     ---------------

Capital assets                                            1,407,556          1,667,716
Goodwill                                                  1,634,143          1,837,275
Other assets                                                741,985          3,372,761
Deferred income taxes                                     1,491,464            159,440
                                                    ---------------     ---------------

                                                       $  8,681,154       $  9,384,570
                                                    ===============     ===============

LIABILITIES

CURRENT LIABILITIES
    Bank Indebtedness (note 4)                         $  1,006,229       $  1,567,676
    Accounts payable and accrued liabilities              3,611,934          2,721,131
    Restructuring reserve                                    17,465             36,908
    Due to shareholder                                            -            175,059
    Current portion of long-term debt                       225,517            318,562
                                                    ---------------     ---------------
                                                          4,861,145          4,819,336

Long term debt (note 5)                                     595,433             11,537
                                                    ---------------     ---------------
                                                          5,456,578          4,830,873
                                                    ---------------     ---------------

Minority interest                                                 -            411,352
                                                    ---------------     ---------------

Commitments and contingencies (note 9)

    Capital Stock                                        11,387,293         10,058,975
    Contributed surplus                                   1,022,100          1,022,100
    Deficit                                              (8,659,877)        (6,634,408)
    Cumulative translation adjustment                      (524,940)          (304,322)
                                                    ---------------     ---------------
                                                          3,224,576          4,142,345
                                                    ---------------     ---------------

                                                       $  8,681,154       $  9,384,570
                                                    ===============     ===============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                                    (IN US$)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   -----------------------------------    ----------------------------------
                                                         September          September        September          September
                                                            2001               2000             2001               2000

Revenue                                               $   5,846,027      $   3,911,233     $  13,853,653      $  12,230,051
Physician fees and other direct costs                     4,345,611          2,521,505         9,260,920          7,639,729
                                                   -----------------  -----------------   ---------------  -----------------
                                                          1,500,416          1,389,728         4,592,733          4,590,322
                                                   -----------------  -----------------   ---------------  -----------------
Expenses
    Salaries and benefits                                   727,648            709,952         2,246,315          2,343,453
    General and administration                              267,977            126,351           677,981            531,532
    Occupancy costs and supplies                            350,238            470,081         1,095,612          1,377,621
    Public company costs                                     40,729             60,366           104,997            115,843
    Travel & Marketing                                       69,477             84,113           197,783            160,132
                                                   -----------------  -----------------   ---------------  -----------------
                                                          1,456,069          1,450,863         4,322,688          4,528,581
                                                   -----------------  -----------------   ---------------  -----------------
Income before amortization, interest
    & financing costs & taxes                                44,347            (61,135)          270,045             61,741

    Interest and financing expense                           94,439             56,994           204,556            151,941
    Amortization of capital assets                           85,575             85,057           260,519            271,990
    Amortization of goodwill                                 34,803             48,190           110,696            141,535
    Amortization of other assets                             40,454             44,314           127,977            136,308
    Healthy Connect.com software & development
      costs                                                       -            234,607           271,295          1,403,743
    Dilution gain                                                 -           (162,731)          (25,938)          (162,731)
    Write down of Healthy Connect.com
      investment (note 5)                                 1,540,986                  -         1,540,986
    Loss on disposition                                           -            111,252            17,390            111,252
                                                   -----------------  -----------------   ---------------  -----------------
                                                          1,796,257            417,683         2,507,481          2,054,038
                                                   -----------------  -----------------   ---------------  -----------------

Loss before income taxes                                 (1,751,910)          (478,818)       (2,237,436)        (1,992,297)
    Income taxes (recovery)                                 (80,765)          (133,353)         (274,975)          (434,542)
                                                   -----------------  -----------------   ---------------  -----------------
Net loss before minority interest & preferred
  shares                                                 (1,671,145)          (345,465)       (1,962,461)        (1,557,755)

    Minority Interest                                         3,904            222,494           (36,180)            78,050
                                                   -----------------  -----------------   ---------------  -----------------
Net loss before preferred share dividends                (1,675,049)          (567,959)       (1,926,281)        (1,635,805)

    Preferred share dividends                               (31,415)           (33,934)          (99,187)          (102,343)
                                                   -----------------  -----------------   ---------------  -----------------
Net loss                                                 (1,706,464)          (601,893)       (2,025,468)        (1,738,148)

Deficit, beginning of the year                           (6,953,413)        (5,471,821)       (6,634,409)        (4,335,566)

Deficit, end of the period / year                     $  (8,659,877)     $  (6,073,714)    $  (8,659,877)     $  (6,073,714)
                                                   =================  =================   ===============  =================

Basic and fully diluted loss, per share               $       (0.20)     $       (0.11)    $       (0.26)     $       (0.29)

Weighted average number of common shares                  8,343,808          5,653,825         7,551,327          5,653,825

  The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  AS AT SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                                    (IN US$)

                                                                         September 30      September 30
                                                                             2001              2000
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                              $  (1,926,281)     $(1,635,805)
    Adjustments for:
           Amortization of capital assets                                      260,519          271,990
           Amortization of goodwill and other assets                           353,698          277,843
           Deferred income taxes                                              (274,975)        (434,542)
           Loss on sale of clinics & capital assets                             17,390
           Dilution gain from HealthyConnect.com                               (25,938)        (164,428)
           Write down of HealthyConnect.com investment                       1,540,986
           Minority interest                                                   (36,180)
           Stock compensation                                                        -           39,398
           Investment in Next Generation Technology Holdings, Inc.            (385,984)
                                                                         ---------------    -------------
                                                                              (476,765)      (1,645,544)
    Increase (decrease) in non-cash working capital components                (799,839)        (122,775)
                                                                         ---------------    -------------
                                                                            (1,276,604)      (1,768,319)
                                                                         ===============    =============

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to capital assets                                               (127,529)      (1,075,753)
    Other assets                                                             2,408,247        1,170,478
    Sale of investment in clinic                                               (15,099)
    Investment in Healthy Connect.com                                       (1,540,986)
                                                                         ---------------    -------------
                                                                               724,633           94,725
                                                                         ===============    =============

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank indebtedness                                                         (561,447)         134,620
    Issue of common shares                                                   1,328,318          357,807
    Repayment of debt                                                          490,851         (313,349)
    Due to minority Interest                                                  (411,352)       1,124,582
    Due to related parties                                                    (175,059)               -
                                                                         ---------------    -------------
                                                                               671,311        1,303,660
                                                                         ===============    =============


Effect of foreign currency exchange rate changes                               (45,820)         238,839


INCREASE/(DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                          73,520         (131,095)
Cash and short-term investments, beginning of period                           121,765          229,965
                                                                         ---------------    -------------
Cash and short-term investments, end of period                           $     195,285      $    98,870
                                                                         ===============    =============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


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

For physician and nurse recruitment services, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals, on a contractual basis. At September 30, 2001, the Company had 13 contracts for physician staffing and 9 contracts for nurse staffing.

Under physician management services, the Company owns and manages medical clinic facilities. This provides physicians with the ability to practice within a professional managed network and to concentrate on the clinical aspects of their practices. The company owns all the clinic assets including medical equipment. At September 30, 2001, the Company owned and managed 24 clinics.

Healthcare services are a business platform extension for the company and is comprised of government and pharmaceutical contracts. Med-Emerg was awarded a 3-year management service contract to provide up to 600 medical personnel to all Canadian Forces Bases across Canada. The contract commenced at the beginning of April 2001 and extends through March 31, 2004, eligible for with a further three-year renewal. The Company has successfully completed the implementation stage of the contract and has now entered the maintenance phase. Through this agreement Med-Emerg recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the Canadian Forces health authority resident on each base.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial reporting. These financial statements consolidate, with minority interest, the accounts of Med-Emerg International Inc. ("The Company") and all wholly- and partially-owned subsidiaries of Med-Emerg International Inc.

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

3.   MANAGEMENT'S INTENTIONS

As at September 30, 2001, certain adverse financial conditions and events were prevalent that required necessary actions by management to enable the company to return to profitability and to reverse these adverse conditions and events. These include recurring operating losses, working capital deficiencies, negative cash flow from operations, adverse key financial ratios and violation of certain loan covenants. Management's plans to mitigate these adverse conditions and events include:

     1) Forbearance agreement with its bankers, which has already been executed.
     2) Closure of non-profitable divisions, which has already been executed.
     3) Termination of redundant staff and the institution of other cost cutting measures which are currently in effect.
     4)   Disposition of redundant assets
     5)   Renegotiation with major customers to accelerate payment terms.

4.   BANK COVENANTS

As at September 30, 2001 the Company was in violation of certain loan covenants. The company has negotiated forbearance agreements with its secondary bankers and is confident of achieving this objective with its primary banker. As a condition of forbearance, a repayment schedule has been agreed to.

5.   ACQUISITIONS AND DISPOSITIONS

Effective November 5, 1999, the Company purchased all of the outstanding securities of YFMC Healthcare Inc. a Canadian physician management services organization that owns and manages medical clinics in exchange for similar securities of the Company. As at September 30, 2001, the balance of the integration costs in connection with the acquisition was $17,465.

Effective September 1, 2001, the Company purchased all the assets of Wildwood Medical Centre, a medical clinic operating in Winnipeg, Manitoba.

In accordance with the plan of divestiture of non-core assets, on September 18, 2001 the Company disposed of its ownership interest in HealthyConnect.com.,Inc. Next Generation Technology Holdings, Inc. (NGTH) purchased 100% of HealthyConnect.com.,Inc. ("HCCI") a Delaware corporation or 18,099,776 HCCI shares by issuing 1,929,922 NTGH shares at the published conversion rate of
0.1066268 NGTH share for each HCCI share acquired. All outstanding issues between MEII and its subsidiary HCCI (founded in November) 1999 were settled as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


5.   ACQUISITIONS AND DISPOSITIONS (cont'd)

Settlement of all inter-company balances between HCCI and MEII, as follows:

     i) EMC(2) Corporation (formerly Data General) - HCCI and NGAC agreed to pay all amounts that are due and payable under the Lease Agreement, releasing MEII from any remaining obligation under the Lease Agreement provided that MEII returns all of the equipment which it currently has in its possession under the Lease Agreement with EMC(2) Corporation. The obligation as identified in the last quarterly report was approximately $120,000. MEII intends to return the few computers still held in its possession.

    ii) MEII received 1,000,000 HCCI shares in consideration of the issuance of 50,000 MEII shares to pay an outstanding HCCI legal account and a further 150,000 MEII shares were issued to satisfy an outstanding account with TekInsight,Inc.

   iii) Certain of the former Harmonie Group, Inc. shareholders exercised their right to exchange HCCI shares for MEII shares and promissory note under a Conditional Stock Exchange Agreement (dated June 19, 2000), prior to the merger. This resulted in a MEI share issuance of 1,077,440 common shares (restricted) upon the conversion of 1,744,706 HCCI shares coupled with $595,433 in promissory notes. One promissory note in the amount of $356,248 was converted to common shares (restricted) to complete this transaction at the company's option. The outstanding promissory notes bear an interest rate of 7% and become due and payable in five years after issuance. MEII may pay the principal amount and accrued interest in the note at any time, upon five business days notice, prior to maturity. MEII may make payment of the note in the form of cash or shares or a combination of cash and shares with an aggregate market value equal to the principal amount of the note plus accrued interest upon the note. With the completion of the merger between HCCI and NGTH, MEII was entitled to receive an additional 1.923 share of HCCI common stock for every share of HCCI Common stock surrendered by former shareholders of Harmonie Group, Inc. for a total additional shares of HCCI of 3,355,070. At the closing of these transactions MEII held 18,099,776 shares in HCCI which were converted to 1,929,921 shares in NGTH pursuant to a supplement to the merger agreement dated
        September 27, 2001.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


6.   CAPITAL STOCK

Pursuant to an agreement dated April 6, 2001, the Company completed $496,000 (before issuance costs) on the issuance of 1,000,000 shares at approximately $0.50 each, through a private placement.

On June 19, 2000, the Company entered into a conditional stock exchange agreement with he shareholders of the Harmonie Group, which gives those shareholders the right to exchange their shares in HCCI for shares in the Company.

During the quarter, the following shares were issued to the shareholders of the Harmonie Group in exchange for shares in HCCI

738,156 shares of the Company in exchange for
     1,744,706 shares in HCCI                                          $369,079
339,284 shares of the Company in exchange for a
     promissory note                                                   $356,248

During the quarter, the following shares were issued in settlement of outstanding obligations

200,000 of the Company in exchange for services                        $109,461

Warrants and Stock Option Plans

Under a stock option plan, a director was granted an option on May 7, 2001 to purchase 10,000 common shares of the Company at a price of $1.04 (US) per common share (being the closing price of the common shares of the Corporation on May 4, 2001, as quoted on NASDAQ).

7.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


7.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

Consolidated statements of operations

If United States GAAP were employed, net loss for the period would be adjusted as follows:

                                                               September                September
                                                                    2001                     2000
                                                           -----------------          ----------------

Net income (loss) based on Canadian GAAP                        (1,926,281)               (1,635,805)
Start-up costs amortized/(deferred)                                 31,977                    33,840
Deferred acquisition costs                                               -                         -
Goodwill amortization                                              (41,130)                  (41,130)
Dilution gain                                                      (25,938)                        -
                                                           -----------------          ----------------

Net loss based on United States GAAP                            (1,961,372)               (1,643,095)
Primary loss per share                                              $(0.26)                   $(0.29)


If United states GAAP were employed, deficit, goodwill and other assets and deferred start-up costs, would be adjusted as follows:

                                                                 September                  December
                                                                   2001                       2000
                                                           -----------------          ----------------

Deficit based on Canadian GAAP                                  (8,659,877)               (6,634,408)
Start-up costs deferred                                           (158,973)                 (200,907)
Goodwill amortization                                             (104,895)                  (63,319)
Dilution gain                                                      (25,938)               (1,188,525)
                                                           -----------------          ----------------

                                                                (8,949,683)               (8,087,159)
                                                           =================          ================

Goodwill & other assets based on Canadian GAAP                   2,376,128                 5,210,036
Start-up costs deferred                                           (158,973)                 (200,907)
Goodwill on purchase of YFMC Healthcare Inc.                       983,423                 1,024,553
                                                           -----------------          ----------------

                                                                 3,200,578                 6,033,682
                                                           =================          ================


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


7.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


7.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


7.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

The effect on shareholders' equity would be as follows:

                                                                           September                   December
                                                                             2001                        2000

     Capital stock                                                         11,387,293                 10,058,975
     Capital stock issued on purchase of YFMC Healthcare Inc.               1,087,872                  1,087,872
     Ascribed fair value of share purchase warrants issued                    (36,406)                   (36,406)
                                                                     ------------------           ----------------

          Net capital stock - US GAAP                                      12,438,759                 11,110,441
                                                                     ==================           ================

     Contributed surplus                                                    1,022,100                  1,022,100
     Share purchase warrants                                                   36,406                     36,406
                                                                     ------------------           ----------------
     Contributed surplus- US GAAP                                           1,058,506                  1,058,506
                                                                     ------------------           ----------------

          Deficit - U.S. GAAP                                              (8,949,683)                (8,087,159)
          Cumulative translation adjustment                                  (524,940)                  (304,322)
                                                                     ------------------           ----------------

                                                                            4,022,642                  3,777,466
                                                                     ==================           ================


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

                                                     September                    September
                                                       2001                         2000

Net income (loss) (U.S. GAAP)                        (1,961,372)                  (1,643,095)
Foreign currency translation adjustment                (220,618)                      83,720
                                                 ----------------             ----------------

Comprehensive loss                                   (2,181,990)                  (1,559,375)
                                                 ================             ================

MED-EMERG INTERNATIONAL INC.

Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


7.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

The company acts both as principal and as an agent or broker in the management of the clinics. As a result the revenue amount reported in the financial statements are a mix of both gross and net revenues. Under US GAAP, the mix of gross and net revenue to be reported on the income statement would be as follows:

                                                                       September                  September
                                                                          2001                      2000

     On a gross basis (Physician & Nurse recruiting and
       Healthcare services)                                             8,425,315                 5,477,435
     On a net basis (Physician management services)                     5,428,338                 6,752,616
                                                                 -----------------          ----------------
     Total revenue                                                     13,853,653                12,230,051
     Less: Physician fees & other direct expenses                       9,260,920                 7,639,729
                                                                 -----------------          ----------------

     Gross margin                                                       4,592,733                 4,590,322
                                                                 =================          ================


8.   SEGMENTED INFORMATION

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


8.   SEGMENTED INFORMATION (cont'd)

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

Details are as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


8.   SEGMENTED INFORMATION (cont'd)

                                                                                September 30, 2001
                                                     -------------------------------------------------------------------
                                                       Physician          Physician
                                                        & Nurse           Management        Healthcare
                                                       Recruiting          Services          Services       Consolidated
                                                     -------------------------------------------------------------------

                                                                      Three months ended September 30, 2001
                                                     -------------------------------------------------------------------
Revenue                                                  1,739,317          1,601,806        2,504,904        5,846,027
Gross margin                                               332,554            760,788          407,074        1,500,416

Operating income                                           131,819           (235,070)         147,598           44,347


                                                                      Nine months ended September 30, 2001
                                                     -------------------------------------------------------------------
Revenue                                                  5,024,731          5,428,338        3,400,584       13,853,653
Gross margin                                               821,859          2,766,699        1,004,175        4,592,733

Operating income                                           148,520           (273,382)         394,907          270,045

Assets employed at end of period                         3,980,683          4,405,454          915,017        9,301,154
Depreciation and amortization                               46,444            443,798            8,950          499,192


                                                                                September 30, 2000
                                                     -------------------------------------------------------------------
                                                       Physician          Physician
                                                        & Nurse           Management        Healthcare
                                                       Recruiting          Services          Services       Consolidated
                                                     -------------------------------------------------------------------

                                                                      Three months ended September 30, 2000
                                                     -------------------------------------------------------------------
Revenue                                                  1,723,638          2,187,595                         3,911,233
Gross margin                                               186,525          1,203,203                         1,389,728

Operating income                                           (57,958)            (3,177)                          (61,135)

                                                                      Nine months ended September 30, 2000
                                                     -------------------------------------------------------------------
Revenue                                                  5,477,435          6,752,616                        12,230,051
Gross margin                                               879,460          3,710,862                         4,590,322

Operating income                                            76,035            (14,294)                           61,741

Assets employed at end of period                         3,097,961          1,746,749                         4,844,710
Depreciation and amortization                              106,464            443,369                           549,833

Assets employed at the end of the period by Healthy Connect.com                              5,113,546

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2001 and 2000


9.   COMMITMENTS AND CONTINGENCIES

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

10.  ANNUAL AND SPECIAL MEETING OF SHAREHOLDERS

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

11.   SUBSEQUENT EVENTS

On October 29, 2001 the Company's Board of Directors had approved the selling of 1,929,922 shares of NGTH (see note 5) to one or more persons in private transactions at $0.20 per share. On November 8, 2001, the Company sold 500,000 shares of NGTH for proceeds of $100,000. It is management's intention to sell the remaining NGTH shares over the next 12 months. The Company is entitled to utilize approximately $770,000 in capital losses realized from the sale of its investment in NGTH against any future unrealized capital gains.

12.   COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the current period financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The company was recently awarded the contract for civilian in-garrison healthcare services for the Department of National Defense. The contract, the largest of its kind in Canada is a six year agreement (three plus another three years option to renew) that will see MEII recruit and staff an annual complement in excess of 600 full time healthcare providers in all Canadian Forces Bases. Annual costs of services provided under this contract are expected to be $16 million. MEII receives an annual administrative fee to recruit and manage required personnel. MEII has successfully completed the implementation phase of the contract. During this stage, MEII has hired regional recruiting staff across Canada to service local Canadian Forces Bases. Standard operating procedures and training programs have been completed, documented and approved by Defense staff. Senior staff managing this project has previous Canadian military experience and this has been helpful in matching the project requirements to the specific needs of full time regular forces. This contract and its supporting infrastructure creates a robust horizontal platform that will allow MEII to take advantage of other major government staffing contracts, both to penetrate its traditional hospital staffing and physician management services across Canada.

In March 2001, Med-Emerg International Inc. and Schering Canada Inc., a leading Canadian pharmaceutical supplier, entered into an agreement to have MEII provide special access Remicade-TM-infusion services to patients suffering from Crohn's Disease and Rheumatoid Arthritis. Under this agreement, MEII will coordinate and manage all infusion services for patients referred to Schering Canada Inc.'s Remicade-TM- program at various clinic locations across Canada. It is estimated that approximately 40,000 patients in Canada suffer from the debilitating effects of these two diseases. Remicade-TM- reduces inflammation in patients with Crohn's disease and rheumatoid arthritis by binding to and neutralizing TNF-alpha on the cell membrane and in the blood. Med-Emerg is paid a management fee to recruit, credential and install new infusion sites across Canada. In addition to the management fee the company also receives an administrative fee to coordinate and schedule patients visiting these locations. The Company has developed its own proprietary scheduling software that coordinates infusion nurses, patients, drug delivery and site schedules together. As of the end of September, this program has opened ten sites across Canada and has coordinated 360 infusion sessions. This is beginning to grow rapidly and the company expects the fourth quarter to see an additional 200-300 infusion sessions scheduled at its facilities. It is the Company's strategy to leverage this network of providers and scheduling system to several others of the new infusion based pharmaceuticals that are being released onto the market.

RESULTS OF OPERATIONS
Third Quarter Ended September 30, 2001 compared to Third Quarter Ended September 30, 2000

REVENUES. Company wide revenues increased by $1,934,794 or 49.5% from $3,911,233 in the third quarter of 2000 to $5,846,027 in the third quarter of 2001. Year-to-date revenue increased by $1,623,602 or 13.3% to $13,853,653 for the nine months ended September 30, 2001 compared to $12,230,051 for the same period in 2000.

Revenues generated by Physician Management Services decreased by $585,789 or 26.8% from $2,187,595 in the third quarter of 2000 to $1,601,806 during the third quarter of 2001. For the nine months ended September 30, 2001, Physician Management Services revenue was $5,428,338 which represents a decrease of $1,324,278 or 19.6% over the nine months ended September 30, 2000. This change is due to the closure of certain clinics that were not meeting earnings expectations.

Revenues from Physician and Nurse Recruiting increased by $15,679 or 0.9% to $1,739,317 during the third quarter of 2001 from $1,723,638 during same period for 2000. Revenues for the nine months ended September 30, 2001 were $5,024,731, a $452,704 or 8.3% decrease from the same period in 2000. The decrease in revenues resulted from the completion of a large international contract during the previous period and the loss of a large staffing contract due to the government closure of an emergency room facility.

Revenues from Healthcare Services, being a new business platform extension, increased by 100% or $2,504,904 compared to the same quarter last year. Year-to-date Healthcare Services revenue increased by $3,400,584 or 100% for the nine months ended September 30, 2001 compared to the same period in 2000.

PHYSICIAN FEES AND OTHER DIRECT COSTS. Physician fees and direct costs, which primarily represents fees to contract physicians, increased by $1,824,106 or 72.3% from $2,521,505 in the third quarter of 2000 to $4,345,611 in the third quarter of 2001. For the nine months ended September 30, 2001, physician fees and direct costs increased by $1,621,191 or 21.2% to $9,260,920 from $7,639,729.
Physician fees and other direct costs increased as a percent of revenue, representing 74.3% of revenues for the quarter ended September 30, 2001 and 64.5% of revenues for the quarter ended September 30, 2000. The reason for the increase in this ratio is due to full revenue accounting for the DND contract so that all physician costs associated with the DND contract are reflected in physician fees. Physician fees and other direct costs increased as a percent of revenue, representing 66.8% of revenues for the nine months ended September 30, 2001 and 62.5% of revenues for the nine months ended September 30, 2000.

Physician fees and other direct costs of the Physician Management Services division decreased by $143,374 or 14.6% from the third quarter of 2001 compared to the same period in 2000. For the nine months ended September 30, 2001 physician fees and other direct costs was $2,661,639 compared to $3,041,754 for the nine months ended September 30, 2000, which represents a decrease of $380,115 or 12.5%.

Physician fees and other direct costs of the Physician & Nurse Recruiting division decreased by $130,350 or 8.5% from the third quarter of 2001 compared to the same period in 2000. Year-to-date physician fees and other direct costs decreased by $395,103 or 8.6% from $4,202,872 for the period ending September 30, 2001 compared to $4,597,975 for the same period in the 2000 year.

Physician fees and other direct costs of the Healthcare Services division, being a new business platform extension as noted above, increased by 100% or $2,097,830 for the three months ended September 30, 2001 and $2,396,409 year-to-date. These costs were only incurred during the second and third quarter of the 2001 fiscal year.

OPERATING EXPENSES. Operating expenses have increased by $5,206 or 0.36% to $1,456,069 in the third quarter of 2001 from $1,450,863 in the third quarter of 2000. For the first nine months in 2001 operating expenses decreased by $205,893 or 4.5% to $4,322,688 from $4,528,581 for the first nine months in 2000.

PROVISION FOR INCOME TAXES. The income tax recovery is based on an effective tax recovery rate for the quarter of 40%. The company expects to realize taxable earnings from the Healthcare Service division due to existing contracts, against which loss carry forwards can be applied.

NET PROFIT/LOSS. The Company reported income before HealthyConnect.com, amortization, interest, taxes and financing costs of $44,347 for the three months ended September 30, 2001 as compared to a loss of $(61,135) for the three months ended September 30, 2000. The company reported a net loss of $(1,675,049) for the three months ended September 30, 2001 as compared to $(567,959) for the three months ended September 30, 2000. Income before HealthyConnect.com, amortization, interest, taxes and financing costs for the nine months ended September 30, 2001 was $270,045 as compared to income of $61,741 for the nine months ended September 30, 2000. For the nine months ended, September 30 2001, the company reported a net loss of $(1,926,281) as compared to $1,635,805 for the nine months ended September 30, 2000. Under U.S. GAAP, the Company reported a net loss of $(1,961,372) for the nine months ended September 30, 2001 as compared to a net loss of $(1,643,095) for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2001, the company's working capital deficit totaled $1,455,139. The company has available a line of credit with its lead bank for up to approximately $1,300,000 but is in negotiation to secure an extension of the existing arrangement and final settlement. The established credit facility bears interest at the bank's prime lending rate plus 3.0% per annum with interest payable monthly. Forbearance agreements have been negotiated with its secondary bankers and a repayment schedule for the balances totaling approximately $225,000 under capital lines of credit, has been negotiated. The capital lines of credit bear varying interest rates from the bank's prime lending rate plus 0.75% to 9.45% per annum.

The company continues to finance working capital obligations under the DND contract through a financing facility in the amount of CAN$4,300,000 (US$2,745,000) from Morrison Financial Services Limited ("Morrison Financial"), in order to comply with its performance obligations in respect of the contract with Public Works and Government Services ("PWGSC") for civilian health care services for in-garrison support for the Canadian Forces.

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

Proposal 1

Each of the following persons were elected to serve on the Company's Board of
Directors:

William Thomson        3,685,647  Shares In Favor       -0-  Shares Against
Ramesh Zacharias       3,685,647  Shares In Favor       -0-  Shares Against
Robert Rubin           3,685,647  Shares In Favor       -0-  Shares Against
Patrick Michaud        3,685,647  Shares In Favor       -0-  Shares Against
Dr. Frank Baillie      3,685,647  Shares In Favor       -0-  Shares Against

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

                                          MED-EMERG INTERNATIONAL INC.


                                          By:  /s/ Ramesh Zacharias
                                              ----------------------------
                                              Ramesh Zacharias
                                              Chief Executive Officer

Date:     November 13, 2001