Form 10-K
period 2001-12-31
MED EMERG INTERNATIONAL INC
filed 2002-04-15
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Securities registered or to be registered pursuant to Section 12(b) of the Act.
(Title of each class)                (Name of each exchange on which registered)
COMMON STOCK, NO PAR VALUE           OTC Bulletin Board and Boston Stock
                                     Exchange
REDEEMABLE COMMON STOCK              OTC Bulletin Board and Boston Stock
PURCHASE WARRANTS                    Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act.
COMMON STOCK, NO PAR VALUE           OTC Bulletin Board and Boston Stock
                                     Exchange
REDEEMABLE COMMON STOCK              OTC Bulletin Board and Boston Stock
PURCHASE WARRANTS                    Exchange

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act. NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company's Common Stock as reported on the OTC Bulletin Board on March 27, 2001) of the registrant held by non-affiliates on December 31, 2001 was approximately US$ 8,328,444.

      As of April 10, 2002, 9,253,827 shares of the registrant's Common Stock were outstanding.

All figures in US dollars unless otherwise noted.

PART I

ITEM 1:  BUSINESS

BACKGROUND

Med-Emerg International Inc. (MEII) was founded in 1983 by Dr. Ramesh Zacharias to provide emergency room (ER) physician coverage to rural hospitals during nights and weekends. The Company quickly grew into one of Canada's largest providers of ER physician coverage. Since inception, the Company has provided staffing solutions to over 60 hospitals across the country.

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

Med-Emerg has demonstrated industry leadership in Canada by providing integrated professional management services in the delivery of healthcare to the Canadian healthcare consumer. The Company's operations are divided into five units; Hospital Staffing, Medical Clinics, Department of National Defence, Pharmaceutical Support and Long-Term Care. The Company intends to broaden its recruiting and management services over a wider geographic base, as well as pursuing opportunities for its expertise in the pharmaceutical industry and increasing medical personnel staffed under its contract with the Department of National Defence. Med-Emerg believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and the current restructuring initiatives within the healthcare industry. Specifically, the Company's strategy is to leverage its 18 years of physician recruitment experience to become a dominant player in healthcare management services.

THE COMPANY

The "Company" includes: (i) Med-Emerg International Inc.; (ii) its' wholly-owned subsidiaries, Med-Emerg Urgent Care Centres Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., 927563 Ontario Inc. and 927564 Ontario Inc.; (iii) its indirect wholly-owned subsidiaries Med-Emerg Inc. and Med Plus Health Centres Ltd., which is wholly-owned by 927563 Ontario Inc. and 927564 Ontario Inc., respectively; (iv) its 75% owned subsidiary, Doctors on Call Ltd.; and, (v) its 51% owned subsidiary Caremedics (Elmvale) Inc.; (vi) its indirect wholly-owned subsidiaries of 1180668 Ontario Inc., owner of 1024528 Ontario Ltd. o/a Caresource Physiotherapy and 1292363 Ontario Corp., which are wholly-owned by 1189543 Ontario Inc., a subsidiary of YFMC Healthcare Inc.

The Company's operations are divided into five units: Hospital Staffing, Medicals Clinics, Department of National Defense, Pharmaceutical Support and Long-Term Care. The following represents a brief description of those units.

HOSPITAL STAFFING

Hospitals have increasingly turned to consulting specialists with specialized skills to strengthen the management of their professional medical staff and specific clinical departments, to better control costs, and to assist hospitals in meeting their healthcare coverage needs and obligations to patients who are indigent, uninsured or unassigned to a referring physician.

The Company provides ER physician staffing services to approximately 22 hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. In 1991, the Company introduced registered nurses into its staffing mix, when it developed a cost-effective model for the Lester B. Pearson International Airport utilizing "expanded role" registered nurses. The Company went on to launch a business devoted entirely to the provision of emergency trained registered nurses to hospitals in 1997. In 2001, the hospital staffing unit provided approximately 3500 hours of physician coverage and 1200 hours of nursing coverage per month for its' clients. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital.

In addition to hospital staffing, the Company has experience in providing unique integrated staffing solutions in other healthcare settings. In 1996, the Company was approached by the Whitby Mental Health Centre to recruit five new primary care physicians to augment their existing resources. Upon a review of the patient population, the types of cases being treated, and the total cost of the current system, the Company pioneered an integrated health care model, combining Primary Care Physicians with Primary Health Care Nurse Practitioners, becoming the first organization to introduce Nurse Practitioners into a mental health setting. The program, now operational for four years, has received high satisfaction ratings from both staff and patients. Recently, the Company was the recipient of the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. The Company has since been invited by a large multi-site psychiatric facility to provide a review of its primary care program with a possible implementation of the same type of delivery model that was used at the Whitby site.

During the early and mid 1990's, the Company was retained by Correction Services Canada (CSC) to provide staff to deliver health services compliant with provincial and community standards, while dealing with the constraints inherent within a corrections environment. Between 1991 and 1996, the Company provided services to the Kingston Penitentiary, Warkworth Institution, the Regional Treatment Centre, Millhaven Penitentiary and Bath Institute. The Company's responsibilities in these institutions included:

- the performance of examinations and assessments of the physical well-being of the inmates;
-     the determination of appropriate specialist back-up and consultation;
- the arrangement of medical services outside of the institutional environment;
-     the initiation of preventative health programs; and
-     the prescription of medications.

The Company was cognizant of cost and safety controls related to patient transfers, and was instrumental in the development of on-site specialist coverage and consultation. The Company has over five years of experience serving the unique needs of inmate populations and providing comprehensive medical programs. In March 1994, the Company submitted a proposal to develop and teach a comprehensive nursing program to the Warkworth Institution and the Kingston Penitentiary. The program included the development of an education program, to be taught by professional experienced teachers, relevant teaching methodologies and the ability to build on additional teaching components.

CONTRACTUAL ARRANGEMENTS

MANAGEMENT CONTRACTS WITH PHYSICIANS. The Company identifies, recruits and screens potential candidates to serve as emergency room physicians in hospitals for the Company's contract staffing services. The Company then enters into contracts with physicians who meet its qualifications and provides those physicians as candidates for admission to the hospital's medical staff. The Company requires all physicians to be currently licensed to practice medicine in the Province of Ontario and to be Advanced Cardiac Life Support ("ACLS") or Advanced Trauma Life Support ("ATLS") certified before entering into a contract for the physician's services.

The terms and conditions of the Company's contracts with physicians generally provide that the Company, on a best efforts basis, place the physician in a functioning facility and the Company collects all fees due to the physician for rendering services. The Company then pays the physician for the medical services provided based on terms agreed to between the Company and the physician. These contracts generally contain the following provisions: each physician is not an employee of the Company but is instead an independent contractor of services to various medical facilities under contract with the Company; each physician must remain in good standing with the College of Physicians & Surgeons of the Province of Ontario and be licensed to practice medicine in the Province of Ontario; each physician must remain in good standing with the Canadian Medical Protective Association ("CMPA") and have appropriate CMPA coverage to provide physician services to patients while working with the Company. Physicians are bound by a non-competition restriction not to provide services at any hospital where the Company has a contract for one year following the contract term. Each physician full-time contract has a term of twelve months and renews automatically for an additional twelve months.

CONTRACTS WITH HOSPITALS FOR PHYSICIAN STAFFING. The Company coordinates the scheduling of staff physicians to provide coverage on a negotiated basis to a hospital's emergency department.

The Company generally provides contract physician staffing services to hospitals on either of the following arrangements: fee-for-service contracts, or fixed fee per shift to the hospital. In addition, physicians under contract to the Company authorize the Company to bill and collect fees. Depending upon the hospital patient volume, the Company may receive a subsidy from the hospital. Pursuant to such contracts, the Company assumes responsibility for billing and collection and assumes risks of administrative error and subsequent non-payment. All of these factors are taken into consideration by the Company in arriving at appropriate contractual arrangements with healthcare institutions and professionals. The hospital contracts are generally for one year, are generally terminable by either party upon two months written notice, and automatically renew if not terminated.

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

For all but one of the hospital staffing contracts, the Company's monthly fee is due on the first of the month for which shift coverage is being provided. For all of the Company's hospital staffing contracts (fee-for-service and fixed fee) the physicians are paid on the 15th of each month for services rendered up to the 15th of the prior month.

CONTRACTS WITH HOSPITALS FOR NURSE STAFFING. The Company provides nursing coverage to hospital emergency departments on a shift-by-shift basis. The Company charges a fixed hourly rate for every hour of nursing coverage provided. The hospital contracts are generally for one year, are terminable by either party upon three months written notice, and automatically renew if not terminated.

CONTRACTS WITH NURSES. The Company identifies, recruits and screens potential candidates to serve as emergency room nurses in hospitals that have contracted for the Company's staffing services. The Company then enters into contracts with nurses who meet its qualifications. The Company requires all nurses to be Basic Life Support ("BLS") certified and prefers Advanced Cardiac Life Support ("ACLS") certification. Nurses must have a minimum of two years experience in emergency departments and pass a written examination that tests their skills as a critical care nurse.

The Company bills a fixed hourly rate to the hospital for each hour of service provided by a nurse under contract with the Company. The nurses are paid a lower fixed hourly rate on the 15th and 30th of each month.

HOSPITAL STAFFING OPERATIONS

The principal operating activities of the Hospital Staffing include the following:

RECRUITMENT AND CREDENTIALS. Med-Emerg has developed into one of the larger providers of physician recruitment and placement services to many communities and hospitals across Canada. Services include the complete assessment of a community's needs, practice opportunities, the development of a recruitment strategy and implementation process.

The recruitment and certifying of credentials of qualified independent contract physicians is a central aspect of the Company's operations. Full-time employees of the Company are dedicated to recruiting and certifying credentials of the independent contract physicians for the Company. The Company recruits physicians from three groups. The first group is recruited directly from postgraduate training programs. Seminars are held in most of the teaching hospitals in Ontario, with plans to provide seminars across Canada to educate all the residents in family medicine and other specialties about career opportunities in the Company. The second and third groups recruited are established family physicians with an interest in emergency medicine and full-time emergentologists. The Company has developed a database that tracks the physicians during their medical career. This database enhances the Company's ability to maximize the medical service contribution of each physician. In the Canadian healthcare environment where there exists a significant shortage of qualified physicians, one measure of value of a physician management organization is its ability to access, in a timely manner, the quantity of physicians in an organization's database. As part of its recruiting strategy, the Company has established a stock option plan and group benefits plan in which its contracted physicians can participate. The Company believes that this will encourage physicians to make long-term commitments.

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

In addition, the Company intends to take advantage of the government's plans to restructure the delivery of Canadian medical care through fewer, but more efficient hospitals and hospital groups. Management expects that hospitals will increasingly look to outsourcing from third party providers. Specifically, the Company expects that hospitals will seek opportunities for emergency care specialists not only to staff the emergency departments, but also to administer and operate all aspects of those departments.

MEDICAL CLINICS

The Company began expanding its healthcare services in the early 1990's, in response to the changing needs of patient care. The Company opened three Immediate Care clinics in London and Mississauga, well before the concept became popular in Ontario. Today, the Company is one of the largest physician practice management companies, owning and operating 23 family practice clinics throughout Canada; located in Ottawa (14), Toronto (2), London (2), Winnipeg (1), Edmonton
(2) and Calgary (2). In addition to its own clinics, the Company also provides administrative support services to physician practices including management, billing, staffing etc.

During 2001, the Company began a major restructuring of its clinic facilities. Several small, unprofitable sites were closed or consolidated into larger group practices that will leverage the overhead costs into a more profitable model. The Company then developed business relationships with several of the large retail pharmacy chains to build or manage group medical practices adjacent to drug stores. In addition, the Company was engaged by several small rural communities to assist in the development of their physician recruitment and retention programs. One of the projects signed in 2001, resulted in the Company being retained to build and manage a multi-physician practice that is adjacent to the local pharmacy. The clinic will be electronically linked to the hospital's information technology systems providing seamless access to patient information.

DEPARTMENT OF NATIONAL DEFENCE

In August of 1998, the Company was approached by the Department of National Defence (DND) to recruit a civilian anesthetist. The civilian physician was needed to support the DND's Advanced Surgical Centre in Coralici, Bosnia for a period of three months. The DND approved the Company's candidate and formalized a contract for the provision of anesthetist coverage by this physician.

In May of 1999, with the arrival of refugees from Kosovo, Citizenship and Immigration Canada (CIC) retained the Company to coordinate and provide on site services to the refugee population at Canadian Forces Base (CFB) Borden and CFB Gagetown. The Company, with its extensive network of primary care physicians, ER physicians, specialists and nurse practitioners was able to provide the above services within 72 hours at CFB Borden and within seven days at CFB Gagetown. Physicians were recruited from within its own pool of physicians in addition to utilizing relationships with external sources. The Company continued to provide the on-site service and necessary administration for the duration of the stay of the refugees approximately 10 weeks.

In March of 2001, the Company was then awarded the administrative management services contract, the largest of its kind, to provide up to 400 medical personnel to the thirty-three Canadian Forces Bases across Canada. The contract has two stages, an initial period of three years with another three year renewal option extending to March 31, 2007. As the service administrator, the Company recruits, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed at any one time. Within the first nine months of the contract, the Company had placed over 500 employees and independent healthcare professionals in all 39 bases across Canada. This exceeded the service delivery expectations of the Canadian Forces and demonstrated the Company's ability to manage large multi-site, multi-provider contracts, on a national basis.

For the DND, the primary benefit from this contract will be the existence of a "one stop shopping" arrangement for the Local Health Authority. As part of a national organization, the Company's recruiters source health service providers from all regions of Canada. By developing a long-term relationship with their employees and sub-contractors, and being able to react quickly to changing local conditions, the Company provides some stability in the workforce and enhances continuity in the delivery of patient care for the DND.

PHARMACEUTICAL SUPPORT

On March 15th, 2001, the Company signed a contract to become the national coordinator for the community-based infusion of RemicadeTM. This multi-year contract with Schering-Plough Canada capitalizes on the Company's national network of health placement coordinators to provide timely access to clinics for the treatment of patients with disabling rheumatoid arthritis and Crohn's Disease. The Company has established 12 infusion sites, and is projected to open approximately five more by the end of December 31st, 2002.

LONG-TERM CARE

The problem of physician shortages is evident not only in hospitals in Ontario but also in its long-term care facilities. The Company has received requests from long-term care facilities for physicians available to provide admission physical assessments and regular primary care to residents. Residents of these facilities are typically not cared for by their family physicians once they are transferred to long term care facilities, thus they lack routine primary healthcare. In April 2002, the Company will commence providing physicians and nurse practitioners to select long-term care facilities in Ontario, and expects to increase this number during 2002.

GOVERNMENT REGULATION

The provision of medical services in Canada is, for the most part, under provincial jurisdiction. Under the Health Insurance Act, the government of Ontario is responsible for paying physicians for the provision of insured services to residents of Ontario. Individual physicians' billings under the Ontario Health Insurance Plan (OHIP) are subject to threshold amounts, or soft caps. Once a physician reaches a prescribed level in the 12-month period beginning April 1 of each year, the government reduces payments to the physician by a prescribed fraction. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place material limitations on reimbursement amounts or practices could adversely affect the operations of the Company, absent, or prior to, satisfactory renegotiations of contracts with clients and arrangements with contracted physicians.

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

COMPETITION

The Company competes with a variety of healthcare service providers. These include the entire range of licensed physicians in private practice; physicians practicing in hospitals or under contract to other healthcare institutions; nurses employed in various healthcare settings; and other healthcare providers such as pharmacists, dentists, physiotherapists and regulated healthcare professionals.

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

EMPLOYEES

As of March 27, 2002, the Company had 428 full-time employees, 38 were employed in administration, 57 were employed in the Company's clinics and 333 were employed to carry out the contract with the DND. In addition, as of such date, approximately 550 physicians and 55 nurses were actively working as independent contractors for the Company. The Company believes its' relations with its' employees to be good. The Company's employees do not belong to a union and there is no collective bargaining agreement covering employees.

ITEM 2:  PROPERTIES

The Company's principal executive office is located at 2550 Argentia Road, Suite 205, Mississauga, Ontario. The principal office occupies approximately 7,500 square feet of space under a lease that expires in April, 2004 at an average annual rental rate of approximately $100,000. The Company believes that its current office space is adequate for its Company's future needs.


ITEM 3:  LEGAL PROCEEDINGS

The Company is in receipt of a claim by a landlord of certain premises previously occupied by the Company for damages for breach of contract. The landlord is alleging that the Company renewed the lease for the premises and is claiming rent for the entire renewal term. The amount of damages claimed is approximately $121,000 plus interest and costs. The Company does not believe that it renewed the lease and has instructed its solicitors to defend the action and believes that the action is without merit.

The Company has been made aware of a potential claim for monies owing, in the approximate amount of $25,000. The Company is disputing the quantum claimed and in the event that the party commences legal proceedings, the Company will counterclaim for damages suffered by it.

YMFC HealthCare Inc., a wholly owned subsidiary of the Company, is in receipt of a letter from Canada Customs and Revenue Agency ("CCRA") dated April 30, 2001, adjusting YFMC's Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CCRA for this period is $249,000. In the event that YFMC becomes liable to pay any such amount to CCRA, the Company will claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to the Company's rights under the Business Combination Agreement executed on August 10, 1999. Counsel has confirmed that CCRA does not intend to pursue YFMC for these amounts.

Other than the above, the Company is not subject to any material legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended, December 31, 2001.


PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Shares and Redeemable Common Stock Purchase Warrants are listed for trading under the symbols "MDER" and "MDERW", respectively, on the OTC Bulletin Board and under the symbols "MEI" and "MEIW", respectively, on the Boston Stock Exchange. The Common Shares and Redeemable Common Stock Purchase Warrants have been listed on the Boston Stock Exchange since February 12, 1998. From February 12, 1998 to April 16, 2001 the Company's Common shares and Redeemable Common Stock Purchase Warrants were listed on the NASDAQ Small Cap Market. Since April 16, 2001, the Company's Common Shares have been listed on the OTC Bulletin Board.

The following table sets forth the range of high and low sales prices from First Quarter of 2000:

                                              COMMON SHARES
                                              -------------
                                            HIGH            LOW
First Quarter, 2000                        3.6875          1.5625
Second Quarter, 2000                       3.0625          1.625
Third Quarter, 2000                        2.125            .875
Fourth Quarter, 2000                       1.75             .375
First Quarter, 2001                         .688            .406
Second Quarter, 2001                       1.05             .53
Third Quarter, 2001                        1.3              .70
Fourth Quarter, 2001                       1.24             .55

There were 49 holders of record of the Company's Common Stock as of April 10, 2002.

The Company has never paid or declared cash or stock dividends on its common stock. The payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Company intends, for the foreseeable future, to retain any future earnings for use in its business.

On March 31, 2000 the Company issued 1,040,000 common shares for net proceeds of approximately $750,000.

On May 2, 2000 the Company issued 42,500 common shares for net proceeds of $83,700 by way of a private placement. On May 18 and November 15, 2000, 155,554 shares were issued to a director for services rendered.

On December 31, 2000 the Company issued 13,000 common shares to an employee. The fair value of these shares was $ 22,000 at the time of issue. The issue of these shares is reflected as compensation expense.

On February 13, 2001 a director was issued 486,112 common shares in consideration of services. The fair value of these shares was $ 243,000 at the time of issue.

Pursuant to an agreement dated April 6, 2001, the Company issued 1,000,000 common shares through private placement for proceeds of approximately $493,000 (before issuance costs).

During the year a former employee surrendered 41,607 common shares in settlement of a loan.

As part of the disposition of HCCI as described in Note 4, the Company issued 1, 077,440 common shares to the minority shareholders of HCCI.

ITEM 6:         SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto, other financial data, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                      US $

                                                                         YEAR ENDED DECEMBER 31, 2001
                                                  ---------------------------------------------------------------------------
                                                      2001            2000           1999            1998            1997
                                                  -----------     -----------    ------------    ------------    -----------
STATEMENT OF OPERATIONS DATA:
    Revenue                                        23,058,455    $ 15,532,767    $ 12,648,428    $ 10,308,103    $ 8,358,937
    Physician Fees and Other Direct Costs          16,869,850      10,011,764       8,877,139       7,984,116      6,319,934
                                                  -----------     -----------    ------------    ------------    -----------
    Gross Profit                                    6,188,605       5,521,003       3,771,289       2,323,987      2,039,004
    Operating Expenses before undernoted
    items
        -- Canadian GAAP                            5,903,954       6,103,860       3,707,128       2,246,225      1,995,439
        -- U.S. GAAP                                5,903,954       6,103,860       3,680,333       2,422,974      2,101,456
    Depreciation and Amortization                   3,503,728       1,590,006         361,333         124,239         92,548
    HealthyConnect.com                              1,855,113       1,730,691         798,943          84,530              -
                                                  -----------     -----------    ------------    ------------    -----------
    Operating Income (Loss)
        -- Canadian GAAP                           (5,074,190)     (3,903,554)     (1,096,115)       (131,007)       (48,983)
        -- U.S. GAAP                               (5,912,663)     (3,942,984)     (1,069,320)       (307,756)      (155,001)
    Other Income (Expense)                           (934,405)        439,541         (44,495)        (12,584)      (321,335)
    Provision for Income Taxes (Recovery)           1,248,016        (978,189)       (262,140)        (37,333)       (29,332)
    Net Income (Loss)
        -- Canadian GAAP                           (7,355,966)     (2,298,841)       (878,470)       (106,258)      (340,987)
        -- U.S. GAAP                               (8,219,901)     (3,497,856)       (851,675)       (283,007)      (447,004)
    Net Income per Common Share (1)
        -- Canadian GAAP                                (0.89)          (0.37)   $      (0.26)   $      (0.04)   $     (0.18)
    Basic Loss per Common Share (1)
        -- Canadian GAAP                                (0.91)          (0.40)   $      (0.30)   $      (0.08)   $     (0.18)
    Basic Loss per Common Share
        -- U.S. GAAP                                    (1.01)          (0.60)   $      (0.25)   $      (0.10)   $     (0.23)
BALANCE SHEET DATA:
    Working (Deficit) Capital                     $(1,931,980)    $(2,471,958)   $   (882,234)   $  1,499,329    $(1,349,530)

    Total Assets                                    3,355,545       9,268,922      10,066,935       5,455,832      3,636,418

    Long-term Debt                                    590,536          11,537         518,339          66,837         55,475

    Shareholders' (Deficit) Equity                 (1,844,350)      4,142,345       5,230,930       3,703,504          9,760

(1) Net income (loss) per common share reflects net income (loss) before preferred share dividends divided by the weighted average number of common shares outstanding. Basic income (loss) per common share reflects net income
    (loss) available to common shareholders divided by the weighted average number of common shares outstanding.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Med-Emerg International Inc. ("Med-Emerg" or the "Company"), based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians for hospitals and clinics in Canada. Though emergency-related services are still an important component of the Company's business, Med-Emerg has expanded to offer a wide variety of medical services including nurse staffing, medical clinics, the recruitment of various healthcare professionals to fulfill a contract with the Department of National Defence, and a contract with Schering Plough Canada Inc. a leading pharmaceutical company, to provide infusion services to patients.

The Company is positioned to establish industry leadership by providing integrated professional management services in the delivery of healthcare to the healthcare consumer. The Company's operations are divided into five units:
Hospital Staffing, Medical Clinics, Department of National Defence, Pharmaceutical Support, and Long-Term Care.

In 2001, the Company was awarded the contract for civilian in-garrison healthcare services for the Department of National Defence. The contract, the largest of its kind in Canada is a six year agreement that will see the Company recruit and staff an annual complement in excess of 800 full time healthcare providers in all Canadian Forces Bases. The Company receives an annual administrative fee to recruit and manage required personnel. Annual revenue for services provided under this contract is expected to exceed $20 million. The Company's staffs who manage this project have previous Canadian military experience and this experience has been instrumental to match the project requirements to the specific needs of the Canadian Forces. This contract and its supporting infrastructure create a horizontal platform to allow the Company to secure of other major government staffing contracts.

In March 2001, the Company and Schering Canada Inc., a leading Canadian pharmaceutical supplier, entered into an agreement to pay the Company a management fee to recruit, credential and install new infusion sites across Canada to deliver RemicadeTM infusion services to patients suffering from Crohn's Disease and rheumatoid arthritis. RemicadeTM reduces inflammation in patients with Crohn's disease and rheumatoid arthritis. It is estimated that approximately 40,000 patients in Canada suffer from the debilitating effects of these two diseases. Under this agreement, the Company coordinates and manages infusion services for patients referred to it by Schering Canada Inc. at its clinic locations. By December, 2001, there were approximately 500 patients registered with the Company for this program, receiving regular infusions. It is anticipated that the number of patients participating in this program will reach 1,000 by the end of 2002.

In April, 2002, the Company commenced providing physicians and nurse practitioners to four long-term care facilities in Ontario. The Company intends to expand this business unit in 2002.

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

FINANCIAL OVERVIEW

During 2001, the Company incurred significant losses. The Company reported a net loss of $ 7,355,966 for the year ended December 31, 2001 compared to a net loss of $2,298,841 for the year ended December 31, 2000. The loss amounted to $ 0.91 per share for the year ended December 31, 2001 compared with a loss of $ 0.40 per share the previous year.

Unusual losses of $ 6.2 million were incurred for the year ended December 31, 2001, primarily as a result of a write down of other assets and a write down of the Company's interest in HealthyConnect.com. The write down of the carrying of the YFMC acquisition amounted to $ 2.5 million and the write down of the Company's interest in HealthyConnect.com. amounted to $1.85 million. The Company also wrote off deferred start up and incorporation expenses for an urgent care clinic of approximately $200,000.

REVENUE

The Company's revenue for the year ended December 31, 2001 increased to $23.1 million, compared to $ 15.5 million for the year ended December 31, 2000, an increase of approximately 48%. This revenue growth was largely attributable to the Department of National Defence management service contract that commenced in 2001.

Revenue from the DND contract amounted to $9.0 million the year ended December 31, 2001 compared to nil in the prior year. As at December 31, 2001 the Company was providing approximately 500 medical personnel at the DND bases across Canada, and expects this number of medical personnel to increase during 2002.

Revenues generated by the medical clinics totaled $ 7.5 million the year ended December 31, 2001 compared to $8.3 million for the prior year, a decrease of 9.8%. This decrease was due to the closure of unprofitable clinics.

Revenues from the hospital staffing unit decreased to $6.6 million the year ended December 31, 2001 compared to $7.2 million for the prior year, a decrease of 8.7%. The decrease in revenues resulted from the completion of a large international contract during the previous period and the loss of a staffing contract due to a government-imposed closure of a large emergency room facility.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $6.2 million for the year ended December 31, 2001 compared to $5.5 million for the prior year, an increase of 12.1%. This growth in gross margin was due to the Department of National Defence management service contract.

Physician fees and direct costs, primarily fees paid to contract physicians, increased to $16.9 million for the year ended December 31, 2001 compared to $10.0 million for the prior year, an increase of 68.5%. Physician fees and other direct costs increased as a percent of revenue to 73.2% of revenue for the year ended December 31, 2001 compared to 64.5% of revenue for the year ended December 31, 2000. This increase reflected the inclusion of the DND contract where physician fees are a greater percentage of revenue than that of the Company's other business units.

OPERATING EXPENSES

Operating expenses totaled $5.9 million for the year ended December 31, 2001 compared to $6.1 million in the prior year, a decrease of 3.3%. The decrease in operating expenses was due to a reduction of consulting expenses.

OTHER EXPENSES (INCOME)

On April 6, 2001, stock options were granted to senior officers, directors and a third party. The intrinsic value of the options granted was approximately $100,000, and was charged to earnings.

In order to reduce operating losses, the Company also sold a clinic in April 2001 with minimal disposition cost. The Company subsequently ceased management of a medical clinic that had incurred losses of approximately $100,000 during the year.

In September 2001, the Company disposed of its interest in HealthyConnect.com
(HCCI), a subsidiary operating as an internet-based e-commerce health portal. The disposition resulted in a write down of $1.85 million.

Due to the impairment of certain assets, the Company wrote down the carrying values of other assets to their fair value in December 2001. The write down totaled $2.5 million, comprised of $800,000 of fixed assets, $1.2 million of goodwill, and $500,000 of physician contract assets.

In December 2001, the Company also wrote off deferred start up and incorporation expenses for an urgent care clinic of approximately $200,000.

AMORTIZATION AND INTEREST

Interest and financing costs increased by approximately $ 135,000 during the year ended December 31, 2001 compared to the prior year, due to higher interest rates on financing the DND contract.

INCOME TAXES

As a result of HealthyConnect.com, the Company no longer had a deferred tax asset related to software development costs.

The Company's income tax recovery is based on an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2001, the Company's working capital deficit totaled $ 1,931,980.

In the course of the year, the Company raised gross proceeds of $493,000 through the issuance of 1,000,000 common shares.

The Company sold its interest in HealthyConnect.com and received 1,929,921 shares in Next Generation Technology Holdings, Inc. (NGTH), as proceeds, pursuant to a supplement to the merger agreement dated September 27, 2001. The NGTH shares were subsequently sold for gross proceeds of $ 385,984.

During the year, the Company was in violation of its loan covenants. At the request of its (secondary) bankers, the Company repaid, in full, two operating lines and certain term loans owing to those bankers, totaling $306,441. This resulted in the retirement of credit facilities that had been provided to YFMC Healthcare Inc., a wholly-owned subsidiary of the Company, and to YFMC Healthcare (Alberta) Inc., a wholly-owned subsidiary of YFMC Healthcare Inc.

The Company was also in default of certain terms and conditions pertaining for credit facilities from its primary banker, HSBC bank, including margin limits and financial covenants. As security for the operating line, the Company had provided a first-ranking general assignment of accounts receivable, a general security, an assignment of all risk insurance policies and an assignment of key man life insurance of a director. As at December 31, 2001, the Company has drawn approximately $1.26 million under these credit facilities.

In January, 2002, HSBC terminated those credit facilities. At the request of the Company and its Guarantors, HSBC subsequently agreed to forbear from immediately enforcing its rights to continue the credit facilities subject to certain terms and conditions as documented in Note 10 to the financial statements.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and the related notes, together with the report of Schwartz Levitsky Feldman LLP thereon, are set forth in
Item 14.

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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.

NAME                                            AGE    POSITION
----                                            ---    --------
William Thomson, C.A.                           60     Chairman of the Board

Dr. Frank Baillie, M.D., Ch.B., FRCSC           50     Director

Patrick Michaud, M.B.A., C.G.A.                 50     Director

Ramesh Zacharias, M.D., FRCSC                   50     Chief Executive Officer,
                                                       Director

Donald Ross, D.M.D., M.Sc.                      50     V.P. Operations

John Jarman, B.Com, C.A.                        50     Chief Financial Officer


NAME                    POSITION         PRINCIPAL OCCUPATION AND POSITIONS HELD
----                    --------         ---------------------------------------
William E.              Chairman         Mr. Thomson has been the Chair of the Company since
Thomson(1)(2)(3)                         January 1996. Mr. Thomson is President of William
                                         E. Thomson Associates Inc., whose activities include
                                         the operation of companies in crisis, monitoring the
                                         clients of financial institutions, counseling Boards
                                         of Directors, Chief Executive Officers and senior
                                         management during periods of change, growth, initial
                                         public offerings and other financings, and general
                                         consulting and financial intermediation services. Mr.
                                         Thomson has operated companies in diverse fields
                                         including information technology, manufacturing,
                                         hospitality, forest products, medical services,
                                         financial services, transportation, and tier two
                                         automotive supplies. Mr. Thomson is also chairman of
                                         Esna Technologies Ltd., Asia Media Group Corporation,
                                         TPI Plastics Ltd., and HealthworksTMS. In addition, he
                                         serves as a director of the following companies:
                                         Elegant Communications Ltd., Electrical Contacts Ltd.,
                                         The Aurora Fund, Delfour Corporation, Imperial
                                         Plastech Inc., and Redpearl Funding Corporation.


Dr. Frank Baillie(1)    Director         Dr. Frank Baillie has been a Director of the Company
                                         since January 1, 2002. Dr. Frank Baillie has over
                                         twenty years of clinical and managerial experience as
                                         an Emergency Physician and General Surgeon in an
                                         academic setting. Dr. Baillie has maintained a
                                         surgical practice at McMaster University Medical
                                         Centre in Hamilton, Ontario since 1979. He also
                                         introduced emergency physician staffing and
                                         postgraduate training in Emergency Medicine at
                                         McMaster's Faculty of Health Sciences. He has managed
                                         a number of medical programs, including Hamilton
                                         General Hospital, Chedoke McMaster Hospital and St.
                                         Peter's Hospital. Dr. Baillie has provided
                                         consultative services regarding the delivery of


                                         emergency care for the Ontario government as well as
                                         internationally in Thailand, Malaysia, Kerala Province
                                         in India, Beijing and Abu Dhabi. Currently, Dr.
                                         Baillie is Associate Professor of Surgery and
                                         Postgraduate Surgical Program Director at McMaster
                                         University Faculty of Health Sciences, he is the
                                         International Medical Liaison Officer for the Hamilton
                                         Health Sciences Corporation, and the Medical Director
                                         for Ontario CritiCall Service.

Patrick                 Director         Patrick Michaud has been a Director of the Company
Michaud(1)(2)(3)                         since May 1, 2001. He is Chief Financial Officer
                                         of GlycoDesign Inc., a clinical stage
                                         biopharmaceutical company specializing in the
                                         development of glycotherapeutics. Prior to
                                         GlycoDesign, Patrick was self-employed as an
                                         independent financial consultant, providing consulting
                                         services to various companies, assisting them in their
                                         strategic planning, financial/management systems,
                                         developing business plans, and raising capital. Prior
                                         to this time, he was CFO of two public companies,
                                         including a Canadian merchant bank, with several
                                         successful public and private equity issues. He has
                                         served as a director of two publicly traded healthcare
                                         companies. Mr. Michaud received a B.Eng. from the
                                         Royal Military College of Canada, a MBA from the
                                         University of Western Ontario, and is a Certified
                                         General Accountant.

Ramesh Zacharias        President        Dr. Ramesh Zacharias is the founder of Med-Emerg
                        and Chief        and serves as the President and Chief Executive
                        Executive        Officer, and Executive Medical Director, of
                        Officer and      Med-Emerg Inc. He has practiced medicine in Canada
                        Director         since 1981 and has extensive experience in the
                                         delivery of emergency and primary, medical care. He
                                         has provided consulting services regarding the
                                         delivery of emergency care internationally in the
                                         Caribbean, Saipan and Malaysia and provided
                                         management-consulting services regarding the operation
                                         of medical clinics in Canada, the United States and
                                         Russia. In this continued role in providing medical
                                         insight and with his extensive business experience, he
                                         provides the strategic guidance and leadership to the
                                         Med-Emerg management team. Under his leadership, the
                                         Company has grown to become the leading Canadian
                                         medical clinic management and medical staffing
                                         organization.

Donald Ross             Vice President   Dr. Ross has been Vice-President of Med-Emerg
                        Operations       International Inc. since November 1, 2000 and is
                                         responsible for the operations of the Company. He is
                                         an experienced healthcare executive, responsible for
                                         hands-on day-to-day operations. In addition to his
                                         professional experience, Don holds a Masters degree in
                                         Clinical Epidemiology, is a Doctor of Dental Medicine,
                                         and has an honours Bachelors degree in neurophysiology
                                         from the University of British Columbia. Prior to
                                         working with Med-Emerg, Don was the Executive Vice
                                         President (Health Care) of Aetna Canada for five years
                                         and has extensive experience in managing clinical
                                         business units in the public and private sectors.


John Jarman             Chief            Mr. Jarman is a chartered accountant having
                        Financial        articled at PriceWaterhouseCoopers and has been the
                        Officer          Company's CFO since January 2, 2001. He has
                                         consulted to the healthcare industry and brings more
                                         than eighteen years experience in senior management
                                         positions prior to working with Med-Emerg Inc. John
                                         graduated from the University of Toronto with a
                                         Bachelor of Commerce. He has broad experience in
                                         corporate finance, acquisitions, and strategic
                                         alliances.

NOTES:

(1)  Member of the Nominating and Governance Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued to the Company's Chief Executive Officer for the fiscal years ended December 31, 2001, 2000 and December 31, 1999. No other executive officer has a total annual salary and bonus of more than $100,000 during the reporting periods.

                                                  ANNUAL COMPENSATION (US$)
                                                  -------------------------
                                                                           OTHER
NAME AND PRINCIPAL POSITION                 SALARY         BONUS        COMPENSATION
---------------------------                --------       -------       ------------
Ramesh Zacharias                2001       $218,882       $     0       $  8,998(1)
Chief Executive Officer         2000       $227,000       $     0       $  9,713(1)
                                1999       $179,048       $67,300       $  4,938(1)

(1) In addition to being the Chief Executive Officer of the Company, Dr. Zacharias on occasion covers physician assignments that the Company is otherwise unable to fill. For each assignment that Dr. Zacharias covers, he is paid as an independent contracting physician. This amount represents fees paid to Dr. Zacharias for services rendered as a physician.

Employment Agreements

All of the Company's executive officers intend to offer their full business time to the affairs of the Company. The Company entered into an employment agreement with Dr. Zacharias on August 1, 1997. Dr. Zacharias' agreement provides that he will devote all of his business time to the Company in consideration of an annual salary of $225,000 effective August 1, 1999 and a bonus of up to $67,300 based on performance. The agreement is for a term of three years, but may be terminated by the Company for cause, or without cause with penalty.

Stock Option Plan

In November 1999, the Board of Directors and shareholders adopted and approved the Company's Stock Option Plan (the "Plan"). The Plan provides for grants to both employees and directors of the Company. The Plan is to be administered by the Board of Directors or a committee appointed by the Board. The Plan was amended to authorize the Company to issue options to acquire an aggregate of 2,090,000 shares of Common Stock, 1,941,300 of which have been granted as of December 31, 2001. As at December 31, 2001, 148,700 options were still available to be granted under the Stock Option Plan.

During the fiscal 2001, 12,500 options were cancelled or let to expire. No options were granted to eligible physicians during the fiscal year ended December 31, 2001.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 28, 2002 certain information with respect to stock ownership of (i) all Officers and Directors; (ii)persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock; (iii) all directors and officers as a group.

                                            SHARES OF            PERCENTAGE
                                            COMMON STOCK(1)      OWNERSHIP
NAME OF BENEFICIAL OWNER(2)
1245841 Ontario Inc
  and Ramesh Zacharias
  M.D., FRCSC(3)(4)                            2,150,989          21.0%
William Thomson, C.A.(5)                         410,000           4.1%
Patrick Michaud, B.M.A., C.G.A.(6)                10,000           0.1%
John Jarman, B.Com., C.A.(7)                     100,000           1.0%
Donald Ross, D.M.D., M.Sc.(7)                    100,000           1.0%
All Officers and Directors as
  a group(4)(5)(6)(8)                          2,770,989          24.7%

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

(2) Unless otherwise indicated, the address is c/o Med-Emerg International, Inc., 2550 Argentia Road, Suite 205, Mississauga, Ontario L5N 5R1, Canada.

(3) 1245841 Ontario Inc. is a Canadian company which is owned by Ramesh and Victoria Zacharias. Dr. Zacharias and Mrs. Zacharias each disclaim beneficial ownership of the shares owned by the other

(4) Includes (i) 292,544 shares owned by 1245841 Ontario Inc., which is owned by Dr. and Mrs. Zacharias (ii) 365,000 shares issuable upon exercise of currently exercisable options granted under the Company's 1997 Stock Option Plan to Dr. Zacharias, and (iii) 750,000 shares of Common stock issuable upon conversion of up to 500,000 shares of Convertible Preferred Stock which preferred stock is currently held by 1245841 Ontario Inc., for a period of ten years from issuance, each share of preferred stock is convertible into
    1.5 shares of Common Stock and thereafter into such number of shares of Common Stock as is equal to U.S.$4,500,000 divided by the then current market price of the Common Stock on the date of conversion, for purposes of the above chart, the number of shares of Common Stock issuable upon conversion of the Preferred Stock was calculated by assuming a one for one and one-half conversion. (iv) 140,375 common shares issuable as of May 7, 2001 as a stock dividend payable on the preference shares, but which have not as of the date hereof been formally issued from treasury. (v) options to purchase up to 500,000 common shares granted by the board of directors on April 06, 2001, and (vi) 103,070 common shares issuable as of March 22, 2002 as a stock dividend payable on the preference shares, but which have not as of the date hereof been formally issued from treasury.

(5) Includes 420,000 shares of Common Stock issuable upon exercise of warrants and options.

(6) Includes 10,000 shares of Common Stock issuable upon exercise of options.

(7) Includes 100,000 shares of Common Stock issuable upon exercise of options.

(8) Represents 1,042,544 voting securities currently owned and 1,528,445 voting securities issuable upon exercise of currently exercisable options issued under the Company's Stock Option Plan to Directors and Officers.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 7, 2001, the Company granted to Dr. Ramesh Zacharias 500,000 fully vested non-escrowed options of the Company of which 250,000 options vested immediately and the balance on January 1, 2002.

The Company's former President, repaid an employee loan (non-interest bearing, unsecured) in the year ended December 31, 2001, by transferring 41,607 shares of Common Stock back to the Company.

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

(c)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended, December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MED-EMERG INTERNATIONAL, INC.


                                            /s/ Ramesh Zacharias
                                            -------------------------------
                                            Ramesh Zacharias
                                            Director, Chief Executive Officer
DATE:  April 10, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            /s/ William Thomson
                                            -------------------------------
                                            William Thomson
                                            Chairman of the Board
                                            DATE:  April 10, 2002


                                            /s/ Ramesh Zacharias
                                            -------------------------------
                                            Ramesh Zacharias
                                            Director, Chief Executive Officer
                                            DATE: April 10, 2002


                                            /s/ Dr. Frank Baillie
                                            -------------------------------
                                            Dr. Frank Baillie
                                            Director
                                            DATE: April 10, 2002


                                            /s/ Patrick Michaud
                                            -------------------------------
                                            Patrick Michaud
                                            Director
                                            DATE: April 10, 2002


                                            /s/ John Jarman
                                            -------------------------------
                                            John Jarman
                                            Chief Financial Officer
                                            DATE: April 10, 2002

                                AUDITORS' REPORT


To the Shareholders of
Med-Emerg International, Inc.

We have audited the consolidated balance sheets of Med-Emerg International, Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations and deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and cash flows for each of the years then ended in accordance with Canadian generally accepted accounting principles.


/s/ Schwartz Levitsky Feldman, LLP

Chartered Accountants

Toronto, Ontario
March 16, 2002

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADIAN-U.S. REPORTING DIFFERENCES
In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2 to the consolidated financial statements. Our report to the shareholders dated March 16, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.


/s/ Schwartz Levitsky Feldman, LLP

Chartered Accountants

Toronto, Ontario
March 16, 2002

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                        AS AT DECEMBER 31, 2001 AND 2000
                                    (IN US$)

                                                             2001               2000
                                                         ------------      ------------
ASSETS

CURRENT ASSETS
       Cash and short term investments                   $      4,806      $      6,117
       Accounts receivable (note 5)                         2,418,664         1,994,446
       Prepaid expenses and other                             147,528           231,167
       Short term investments (note 9)                        102,051                 -
                                                         ------------      ------------
                                                            2,673,049         2,231,730
                                                         ------------      ------------
OTHER ASSETS
Capital assets (note 6)                                       682,496         1,667,716
Goodwill (note 7)                                                   -         1,837,275
Other assets (note 8)                                               -         3,372,761
Future income taxes (note 14)                                       -           159,440
                                                         ------------      ------------
Total assets                                             $  3,355,545      $  9,268,922
                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Bank Indebtedness (note 10)                       $  1,128,330      $  1,452,028
       Accounts payable and accrued liabilities             3,311,897         2,721,131
       Restructuring reserve                                   11,513            36,908
       Due to shareholder                                           -           175,059
       Current portion of long-term debt (note 11)            153,289           318,562
                                                         ------------      ------------
                                                            4,605,029         4,703,688

Long term debt (note 11)                                      590,536            11,537
                                                         ------------      ------------
Total Liabilities                                           5,195,565         4,715,225
                                                         ------------      ------------

Minority interest                                               4,330           411,352

Shareholders' Equity
       Capital Stock (note 12)                             11,350,336        10,058,975
       Contributed surplus (note 13)                        1,174,300         1,022,100
       Deficit                                            (13,990,374)       (6,634,408)
       Cumulative translation adjustment                     (378,612)         (304,322)
                                                         ------------      ------------
                                                           (1,844,350)        4,142,345
                                                         ------------      ------------
Commitments and contingencies (note 17)
                                                         $  3,355,545      $  9,268,922
                                                         ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                    (IN US$)

                                                                           2001                  2000
                                                                      --------------        --------------
REVENUE                                                               $   23,058,455        $   15,532,767
PHYSICIAN FEES AND OTHER DIRECT COSTS                                     16,869,850            10,011,764
                                                                      --------------        --------------
                                                                           6,188,605             5,521,003
                                                                      --------------        --------------
EXPENSES
           Salaries and benefits                                      $    3,027,587        $    2,769,613
           General and administration                                        989,250             1,360,378
           Occupancy costs and supplies                                    1,511,971             1,663,739
           Public company costs                                              112,512               164,532
           Travel & Marketing                                                262,634               145,598
                                                                      --------------        --------------
           Total operating expenses                                        5,903,954             6,103,860
                                                                      --------------        --------------

INCOME (LOSS) FROM OPERATIONS
                                                                             284,651              (582,857)

           Interest and financing expenses                                   451,924               315,925
           Amortization of capital assets                                  1,015,404               276,494
           Amortization of goodwill                                        1,779,253               454,164
           Amortization of other assets                                      709,071               859,348
           HealthyConnect.com development costs                            1,855,113             1,730,691
           Dilution Gain                                                     (25,462)           (1,188,525)
           Stock compensation expenses                                       100,000
           Restructuring and other expenses                                  149,002               433,059
           Loss on Disposition                                               258,941
                                                                      --------------        --------------
                                                                           6,293,246             2,881,156
                                                                      --------------        --------------

LOSS BEFORE INCOME TAXES                                                  (6,008,595)           (3,464,013)
           Income taxes (recovery)                                         1,248,016              (978,189)
                                                                      --------------        --------------

NET LOSS BEFORE MINORITY INTEREST & PREFERRED SHARES                      (7,256,611)           (2,485,824)

           Minority Interest                                                 (35,515)             (318,223)
                                                                      --------------        --------------

NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                                 (7,221,096)           (2,167,601)

           Preferred share dividends                                       (134,870)             (131,240)
                                                                      --------------        --------------

NET LOSS                                                                  (7,355,966)           (2,298,841)

DEFICIT, BEGINNING OF THE YEAR                                            (6,634,408)           (4,335,567)
                                                                      --------------        --------------

DEFICIT, END OF THE YEAR                                              $  (13,990,374)       $   (6,634,408)
                                                                      ==============        ==============

BASIC LOSS PER COMMON SHARE (NOTE 15)                                 $        (0.91)       $        (0.40)
                                                                      ==============        ==============
WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                           8,111,873             5,802,669
                                                                      ==============        ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        AS AT DECEMBER 31, 2001 AND 2000
                                    (IN US$)

                                                                                  2001                 2000
                                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss for the year                                        $  (7,221,096)       $  (2,167,601)
           Adjustments for:
               Amortization of capital assets                               1,015,404              315,925
               Amortization of Goodwill and other assets                    2,601,238            1,313,512
               Deferred income taxes                                        1,248,016             (978,189)
               Dilution gain from HealthyConnect.com                          (25,462)          (1,188,525)
               Writedown investment in HealthyConnect.com                   1,588,794
               Loss on disposition                                            258,941              433,058
               Minority interest                                              (35,515)            (318,223)
               Non cash compensation                                           52,200              855,775
               Stock compensation                                             100,000
                                                                        -------------        -------------
                                                                             (417,480)          (1,734,268)
           Increase in non-cash working capital components (note 16)         (929,109)             981,039
                                                                        -------------        -------------
                                                                           (1,346,589)            (753,229)
                                                                        =============        =============

CASH FLOWS FROM INVESTING ACTIVITIES
           Additions to capital assets                                       (151,287)            (137,718)
           Proceeds of Disposal                                                     -               33,828
           Other assets                                                     2,441,131              (94,536)
           Sale of investment in clinic                                       (15,099)                   -
           Investment in HealthyConnect.com                                (1,690,845)
                                                                        -------------        -------------
                                                                              583,900             (198,426)
                                                                        =============        =============

CASH FLOWS FROM FINANCING ACTIVITIES
           Bank indebtedness                                                 (323,698)             104,530
           Issue of common shares                                           1,291,361              954,204
           Obligation /(obligations repaid)under capital lease                      -              (26,424)
           Issuance/(repayment) of debt                                       413,726             (333,960)
           Due to minority interest                                          (533,160)
           Due to shareholder                                                (175,059)             175,059
           Dividends paid on preference shares                                      -              (98,430)
                                                                        -------------        -------------
                                                                              673,170              774,979
                                                                        -------------        -------------

Effect of foreign currency exchange rate changes                               88,208              (47,172)

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                         (1,311)            (223,848)
Cash and short-term investments, beginning of year                              6,117              229,965
                                                                        -------------        -------------
CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                            $       4,806        $       6,117
                                                                        =============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. is a leading private sector provider of quality healthcare management services to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board and the Boston Stock Exchange. The Company completed its initial public offering in February 1998.

The Company's operations are divided into five business units: Hospital Staffing, Medical Clinics, Department of National Defence, Pharmaceutical Support and Long-Term Care. The Company intends to broaden its healthcare management services over a wider geographic base.

For hospital staffing, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals, on a contractual basis. At December 31, 2001, the Company had 17 contracts for physician staffing and 10 contracts for nurse staffing.

The Company owns and manages 23 medical clinic facilities. This unit provides physicians with the ability to practice within a professional managed network and to concentrate on the clinical aspects of their practices.

The Company provides medical personnel to the entire Canadian Forces. The Company provides in-garrison healthcare at bases across Canada. Through this contract the Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the Canadian Forces health authority resident at each base.

The Company provides special access Remicade(TM) infusion services to patients suffering from Crohn's Disease and rheumatoid arthritis at clinic locations across Canada.

In April, 2002 the Company will commence providing physician and nurse practitioners to select long-term care facilities in Ontario.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Going concern

The consolidated financial statements have been prepared on principles applicable to a going concern which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at December 31, 2001, the Company had a working capital deficiency of $ 1,931,980 and a shareholders' deficit of $ 1,844,350. The Company has reached the limit on its line of credit and its bankers have not approved any additional credit facility. The Company negotiated repayment terms with two banks during 2001. On January 25, 2002, one of the Company's operating banks terminated its credit facility with the Company due to breaches of covenants under the terms of the loan, and also made demand for repayment of the entire debt. At the request of the Company and its guarantors, that bank agreed to forbear from immediately enforcing its rights and to continue its credit facilities subject to repayment of its obligations of all loans in full on or before April 30, 2002. The Company is in the process of seeking available alternative financing from private sources in order to meet this demand.

Management has implemented certain plans and is seeking alternative financing, which it believes will alleviate these conditions. These plans include:

1) closure of non-profitable clinics, termination of redundant staff and cost-cutting measures;
2) negotiating discounts with creditors; and
3) disposition of redundant assets.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)


Management is of the opinion that if their efforts to obtain alternative financing are successful, these plans will enable them to return to profitability in the foreseeable future. Consequently, on that basis, they have prepared the financial statements on a going concern basis.

Should the Company be unable to obtain alternative financing, it may not be able to continue as a going concern. As a result, certain assets and liabilities currently reflected in the balance sheet at book values would have to be adjusted to liquidated values.

b)  Basis of Consolidation and Presentation

The financial statements reflect the consolidated accounts of Med-Emerg International Inc. and its wholly and partially owned subsidiaries (collectively called the "Company").

Significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements are expressed in US dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in Note 21.

The translation of the Financial Statements from Canadian dollars into United States dollars is presented for the convenience of the reader. Balance sheet accounts are translated using the closing exchange rates in effect at the balance sheet date, and income and expense accounts are translated using an average rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in the shareholders' equity.

c)  Use of Estimates

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Significant areas requiring the use of estimates relate to the other assets: 1) the reported amounts of revenues and expenses, 2) the disclosure of contingent assets, 3) the carrying value of goodwill and the rate of amortization related thereto. Actual results could differ from those estimates.

d)  Short term investments

Short term investments comprise marketable securities and are recorded at the lower of cost and market value.

e)  Capital Assets

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
         Leasehold improvements         5-10 years           Straight-line

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

f)  Impairment charges

When events and circumstances warrant a review, the Company evaluates the carrying value of its assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment in assets is written down and charged to earnings in the year.

g)  Revenue Recognition

The Company recognizes revenues in its hospital staffing unit under its contracts with hospitals as its services are rendered, based on an accrual of the monthly fee for actual shifts worked, in accordance with the terms of the contracts. In addition, the Company recognizes revenues in its medical clinics as medical services are rendered by physicians under contract in accordance with the provincial health insurance plans. The Company bills and collects from these plans, all fees relating to medical services rendered by the physicians. For the Department of National Defence, the Company recognizes revenue based on billings as services are rendered and services of physicians are performed.

h)  Future Income Taxes

The Company accounts for income taxes using the asset and liability method. Future tax assets and liabilities are recognized for the future taxes attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax carrying values. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance against future tax assets is provided to the extent that the realizations of these future tax assets is not more likely than not.

i)  Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and in banks.

3.  CHANGE IN ACCOUNTING POLICIES

During the fourth quarter of fiscal 2001, the Company retroactively adopted the new recommendations of the Canadian Institute of Chartered Accountants for calculating and reporting earnings per share. Under the new recommendations, basic and diluted earnings per share have been computed using the weighted average number of common shares outstanding during each year. Diluted earnings per share are calculated using the treasury stock method, which reflects the effect of potentially dilutive securities, including stock options, share purchase price warrants, preferred shares and notes payable, when dilutive. Prior to the adoption of the new recommendations, diluted earnings per share were calculated by adjusting basic earnings per share for the effect of all dilutive securities outstanding and inputing interest income on the cash proceeds derived from the exercise of such securities. The result of applying the new recommendations had no effect on basic loss per share due to the anti-dilutive impact of the losses generated by the Company during the years before and after adoption of the new recommendations.

4.  BUSINESS ACQUISITIONS AND DISPOSITIONS

On November 5, 1999, the Company purchased all of the outstanding securities of YFMC Healthcare Inc. a Canadian physician management services organization that owns and manages medical clinics in exchange for common shares of the Company.

The Company disposed of the York Lanes Health Centre clinic on March 31, 2001.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

4.  BUSINESS ACQUISITIONS AND DISPOSITIONS (CONT'D)

On September 1, 2001, the Company purchased all the assets of a medical clinic operating in Winnipeg, Manitoba.

On September 18, 2001 the Company disposed of its ownership interest in HealthyConnect.com Inc.("HCCI"). All outstanding issues between the Company and HCCI were settled as follows:

1) all amounts due and payable under a lease agreement were cancelled, releasing the Company from any remaining obligations;

2) the Company received 1,000,000 HCCI shares and issued 200,000 shares to pay outstanding accounts;

3) certain of the former HCCI shareholders exercised their right to exchange HCCI shares for 1,077,440 shares of the Company and a promissory note of $590,536. One promissory note in the amount of $356,248 was converted to common shares (restricted) to complete this transaction at the company's option. The outstanding promissory notes bear an interest rate of 7% and become due payable in five years after issuance. The Company may pay principal amount and accrued interest in the note at any time, upon five business days notice, prior to maturity. The Company may make payment of the note in the form of cash or shares or a combination of cash and shares with an aggregate market value equal to the principal amount of the note plus accrued interest upon the note. With the completion of the merger between HCCI and Next Generation Technology Holdings, Inc. (NGTH), the Company was entitled to receive and additional 1,923 share of HCCI Common Stock for every share of HCCI Common Stock surrendered by former shareholders of Harmonie Group, Inc. for a total additional shares of HCCI of 3,355,070. At the closing of these transactions the Company held 18,099,776 shares in HCCI which were converted to 1,929,921 shares in NGTH pursuant to a supplement to the merger agreement dated September 27, 2001. The Company proceeded to dispose of its interest in NGTH during the year and the value of the remaining investment is $102,051 as at balance sheet date.


5.  ACCOUNTS RECEIVABLE

                                                       2001             2000
                                                 ---------------------------
Trade receivable                                 $ 2,567,660     $ 2,076,243
Allowance for doubtful accounts                     (148,996)        (81,797)
                                                 ---------------------------
                                                 $ 2,418,664     $ 1,994,446
                                                 ===========================

6.  CAPITAL ASSETS

                                                     2001                             2000
                                  -------------------------------------------      ----------
                                                 Accumulated
                                     Cost        Amortization         Net              Net
                                  -------------------------------------------      ----------
Furniture and fixtures            $  207,787      $  114,195      $    93,592      $   93,783
Medical equipment                    367,271         106,520          260,751         301,982
Computer software                    172,465         153,960           18,505          11,851
Computer hardware                    454,739         310,264          144,475         161,108
Leasehold improvements             1,253,564       1,088,391          165,173       1,098,992
                                  -------------------------------------------      ----------
                                  $2,455,826      $1,773,330      $   682,496      $1,667,716
                                  ===========================================      ==========

Amortization of capital assets for the year amounted to $1,015,404 ($276,494 for December 31, 2000)

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

6.  CAPITAL ASSETS

During the year, the Company reviewed the carrying value of leasehold improvements and determined that the fair market value of leasehold improvements was in excess of the carrying value, and as a result, the carrying value was written down by $807,000.

7.  GOODWILL

                                            2001                2000
Goodwill                               $          -         $ 1,837,275

During the fourth quarter, the Company reviewed the carrying value of goodwill and determined that the carrying value of goodwill was permanently impaired, and the carrying value was written off in the fourth quarter.

8.  OTHER ASSETS

                                                  2001                         2000
                                             -------------------------------------------
Physician contracts                                     -                       511,282
Deferred start-up costs                                 -                       200,907
Note receivable                                         -                        50,133
Due from related parties                                                          1,542
Software development costs                                                    2,608,897
                                             -------------------------------------------
                                              $         -                  $  3,372,761
                                             ===========================================

During the fourth quarter, the Company reviewed the carrying value of Other Assets and determined that Other Assets were permanently impaired, and as a result the carrying value was written off at year end.

9.  SHORT TERM INVESTMENTS

                                               2001           2000
                                          ------------------------
Short Term Investments                    $   102,051         NIL
                                          ========================

As part of the disposition of HealthyConnect.com, Inc., the Company acquired shares of NGTH (Note 4). As at December 31, 2001 the Company owned 510,255 NGTH shares acquired at $0.20 each.

10.  BANK INDEBTEDNESS

The Company had credit facilities with three banks, HSBC Canada Inc. (HSBC), the Toronto Dominion Bank (TD), and the Bank of Nova Scotia (BNS). During the year, the Company was in violation of its loan covenants with these banks.

During the year the Company repaid operating lines and certain term loans totaling $306,441 to these banks.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

10.  BANK INDEBTEDNESS (CONT'D)


As at December 31st, 2001 the Company had drawn approximately $1,265,000 from HSBC. These lines of credit with HSBC bear interest at rates varying from prime plus 0.5% to prime plus + 3%. As security for these lines, the Company has provided a first-ranking general assignment of accounts receivable, a general security, an assignment of all risk insurance policies and an assignment of key man life insurance of a director.

On January 25, 2002, HSBC made demand for payment from the Company of all its indebtedness, and made demand on the existing Guarantors. HSBC gave each of the Borrowers and the Guarantors a notice of intention to enforce security. At the request of the Company, HSBC agreed to forbear from immediately enforcing its rights and to continue the credit facilities subject to certain conditions. The more significant terms are as follows.

          (i) The demand operating line was cancelled and $ 1,224,259 owing under the operating loan was added to the existing capital loan of $72,380, resulting in a principal amount owing of $1,296,639.

         (ii) the capital loan was reduced to $ 1,233,856 on payment of $62,783 made by the Company as a term of accepting the forbearance agreement. HSBC, at the request of the Company, subsequently agreed to forbear from enforcing its rights and to continue its credit facilities, on the condition that the Company retires all obligations to HSBC if payment is made by April 30, 2002.

        (iii) If requested by HSBC, the Company will consent to the appointment by HSBC of a monitor to review the affairs of the Company periodically, on terms and conditions satisfactory to the bank.

         (iv) The Company will take steps to ensure that the position of its other creditors is not materially altered and that all current priority claims are paid in full as the same fall due.

          (v) The Company is restricted from entering into transactions including but not limited to the incurrence of capital expenditures and payments of corporate dividends.

It is a condition of the forbearance contemplated herein that the Company shall retire all obligations of the borrower to HSBC in full by April 30, 2002. If payment is made by April 30, 2002 (and no later), HSBC will thereupon forgive the principal sum of $292,118.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000


11.  LONG-TERM DEBT

                                                                                         2001         2000
                                                                                     ---------------------
Conmercial term loan payable, interest at prime + 2%, repayable in equal
     monthly installments of $8,763 principal and interest, due June 2002              48,199      144,285
Bank loan, interest at 10.9%, repayable in equal monthly installments of
     $1,475 principal plus interest, secured by personal guarantee of a
     shareholder, due August 2003                                                      25,937       43,930
Promissory note payable, repayable in equal monthly installments of
     $1,744, due June 2002                                                              8,720       31,492
Non-revolving bank loan, interest at prime + 3.0%, repayable in equal monthly installments of $1,976 plus interest, secured by General Security
     Agreement, chattel mortgage and assignment of risk and key man life
     insurance                                                                         68,290       84,183
Loans payable, interest rates varying from prime to prime + 1.5%, due
     between April 2000 and August 2002                                                             21,517
Obligations under capital lease                                                         2,143        4,693
Promissory note payable, interest at 7% and become due payable in five years after issuance, can be retired anytime, upon the issuance of
     common shares, strictly at the discretion of the Company                         590,536
                                                                                     ---------------------
                                                                                      743,825      330,100
Less: current portion                                                                (153,289)    (318,563)
                                                                                     ---------------------
                                                                                      590,536       11,537
                                                                                     =====================

As at December 31, 2001, the Company was in violation of certain loan convenants and its bankers have requested repayment of the advances.

12.        CAPITAL STOCK

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

ISSUED

                                                                         2001                2000
                                                               ----------------------------------
500,000 Preference shares                                      $      445,717       $     445,717
9,253,827 Common shares (2,000-7,017,994)                          10,798,508           9,507,147
1,437,500 Common stock purchase warrants                              106,111             106,111
                                                               ----------------------------------
                                                               $   11,350,336       $  10,058,975
                                                               ==================================

                                                                             Common Shares
                                                                    -----------------------------
                                                                      Number            Amount
                                                                    -----------------------------
Balance, December 31, 1999                                          4,912,433           7,699,462
       Shares issued in return for services                           974,666             855,775
       Shares issued in connection with a private placement         1,082,500             853,480
       Shares issued as a dividend on preferred shares                 48,395              98,430
                                                                    -----------------------------
Balance, December 31, 2000                                          7,017,994           9,507,147
       Shares issued in connection with a private placement         1,000,000             493,481
       Shares cancelled                                               (41,607)            (37,446)
       Shares issued in return for services                           200,000             109,461
       Shares issued in connection with a disposition               1,077,440             725,865
                                                                    -----------------------------
Balance, December 31, 2001                                          9,253,827          10,798,508
                                                                    =============================

                                                                                Warrants
                                                                       --------------------------
                                                                       Number           Amount
                                                                       --------------------------
Balance, December 31, 1997                                                     -       $        -
       Warrants issued in connection with initial public offering      1,437,500          106,111
                                                                       --------------------------
Balance, December 31, 2001, 2000 and 1999.                             1,437,500       $  106,111
                                                                       ==========================

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

12.  CAPITAL STOCK (CONT'D)

(a)  Preference Shares

Each preferred share is convertible into one and one-half shares of common shares of the Company at the option of the holder for a ten-year period from the date of issuance. At the end of the ten year period, the preferred shares are convertible at the option of the holder, into such number of shares of the Company's common shares as is equal to $4,500,000 divided by the then market value of the common shares. The preferred shares are entitled to receive a cumulative dividend of $0.27 per share payable in cash or equivalent common shares based on the quoted market value of the common shares at the date of closing the initial public offering. The preference shares were originally redeemable and retractable by the holder; on October 24, 1997, the attributes of the shares were changed and the shares have since have since ceased to be redeemable and retractable.

Preference share quarterly dividends of $33,618 are payable either by cash or issuance of equivalent common shares. The December 31, 1999 and March 31 and June 30, 2000 quarterly dividends were paid on November 13, 2000 through the issue of 48,395 common shares. The September 30, 2000 and December 31, 2000 quarterly dividends were accrued in the accounts but not paid as at year end.

All quarterly dividends since December 31, 2000, have not been paid, but have been accrued in the accounts.

(b)  Warrants and Stock Option Plans

The Company maintains a share option plan (the "Plan") for the benefit of directors, officers and employees. Pursuant to an amendment of the Plan, the maximum number of options that may be granted shall not exceed 2,090,000. Options expire no later than five years from date of grant. During the year, 1,090,000 share options were granted under the Plan with an exercise price of $0.50, and 10,000 options were granted with an exercise price of $1.05 of which 550,000 vested immediately and the balance vested after year end. As at December 31, 2001, 148,700 options were still to be granted under the Stock Option Plan.

During the year, the Company granted 500,000 options to purchase common shares at an exercise price of $0.50 as consideration for services rendered by a financial intermediary, for a private placement. These options vest immediately.

The Company recognizes the value of options as an expense when stock options are issued under the Plan. The expense is measured based on the intrinsic value of the options at the time they are granted. The difference of $100,000 between the market value of $0.563 per share at year end and the exercise price of $0.50 per share for options granted April 6, 2001 has been charged to earnings and contributed surplus. The options exercise price was based on the prior day closing value of the Common Stock or $0.563 as at April 5, 2001. Any consideration received on the exercise of stock options by the holder is credited to share capital.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

12.  CAPITAL STOCK (CONT'D)



STOCK OPTIONS

                                                            Number of Shares
                                  Option price    ----------------------------------
Expiry date                      per share (US$)          2001              2000
------------------------------------------------------------------------------------
Apr-02                                  $2.50            157,600             157,600
Apr-02                                  $4.25             16,200              16,200

Between September 2000
and September 2003                      $1.75             12,500              25,000

Jan-04                          Between $1.25
                                    and $1.87            242,500             242,500
Jul-04                                  $1.50            400,000             400,000
Aug-04                                  $1.85             12,500              12,500
April-06                                $0.50          1,590,000
May-06                                  $0.50             10,000
                                                    --------------------------------
                                                       2,441,300             853,800
                                                    ================================


                                                           2001                  2000
                                                    ----------------------------------------
Outstanding, beginning of year                            853,800              2,142,352
                            Granted                     1,600,000
                            Exercised                           -               (641,666)
                            Cancelled                     (12,500)              (646,886)
                                                    ----------------------------------------
Outstanding, end of year                                2,441,300                853,800
                                                    ========================================

In connection with the Company's initial public offering, the Company issued 1,437,500 Class A Redeemable Common Stock Purchase Warrants for gross proceeds of $0.10 per warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $4.50 for a four year period expiring February 11, 2003. In addition, the Underwriters were granted warrants entitling to purchase up to 125,000 shares of Common Stock and 125,000 warrants at a price per share of common share or warrant equal to 150% of the Initial Public Offering price.


13.  CONTRIBUTED SURPLUS

                                                                       2001               2000
                                                                 ----------------------------------
Stock compensation - difference between fair market value
   and exercise price                                             $  1,086,233        $    934,033
Share repurchase - difference between cost per share and
   assigned value                                                       46,292              46,292
Fair value of warrants and stock options issued in connection
   with the acquisition of YFMC Healthcare Inc.                         41,775              41,775
                                                                 ----------------------------------

                                                                  $  1,174,300        $  1,022,100
                                                                 ==================================

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000


14.        FUTURE INCOME TAXES

In 1998, the Company implemented the recommendations of CICA, Accounting for Income Taxes. Under the new recommendations, the "asset and liability method" of accounting for income taxes is used. Prior to the adoption of the new recommendations, income tax expense was determined using the deferral method of tax allocation. There was no material impact on the financial statements resulting from this change.

The tax effect of temporary differences that give rise to significant future tax assets and tax liabilities of the Company are presented below:

                                                                    2001              2000
                                                               ------------------------------
Accounting amortization in excess of tax depreciation          $     87,630       $(1,472,492)
Losses available to offset future income taxes                    1,823,349         1,941,925
Share issue costs                                                   335,990           356,896
Valuation allowance                                              (2,246,969)         (666,889)
                                                               ------------------------------
Deferred income taxes                                          $          -       $   159,440
                                                               ==============================

At December 31, 2001, the Company has non-capital losses available to reduce future federal and provincial taxable income of approximately $ 4.5 million. These non-capital losses expire between 2003 and 2008. In addition, the Company has capital loss carry-forwards of approximately $ 1.8 million, which may be applied against future taxable capital gains. The future tax benefits available as a result of these losses have been fully provided for in the Financial Statements.

15.  BASIC LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method in accordance with the new recommendations of Handbook section 3500. Had share options and common share purchase warrants been exercised, and the preferred shares and note payable been converted, the effect on the basic loss per share would be anti-dilutive.

                                                  2001                 2000
                                             ------------------------------------
Net loss before preferred share dividend
   and goodwill, per share                   $      (0.67)        $      (0.29)
Goodwill, per share                                 (0.22)               (0.08)
                                             ------------------------------------
Net loss before preferred share dividend,
   per share                                        (0.89)               (0.37)
Preferred share dividends, per share                (0.02)               (0.03)
                                             ------------------------------------
Basic loss, per share                         $     (0.91)         $     (0.40)
                                             ====================================

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

16.  NOTES TO THE STATEMENT OF CASH FLOWS

(i)  Changes in Non-Cash Working Capital Components

                                         2001                  2000
                                   -------------------------------------
Accounts receivable                 $  (419,730)            $  369,115
Prepaid expenses and other               (5,548)                39,868
Income taxes recoverable             (1,088,576)                     0
Accounts payable and accrued
  liabilities                           610,140                880,184
Reserve for restructuring               (25,395)              (308,128)
                                   -------------------------------------
                                    $  (929,109)            $  981,039
                                   =====================================

(ii)  Interest and Income Taxes Paid

Operating expenses reflect interest paid of $ 345,221 during the year ended December 31, 2001 (December 31, 2000 - $ 276,494); and income taxes paid of $nil during the year ended December 31, 2001 (December 31, 2000 - $ nil).

17.        COMMITMENTS

The Company is committed to payments under operating and capital leases of its premises and equipment totaling $2,255,893. Annual payments under the capital and operating leases are as follows:

         2002                                     $   782,338
         2003                                         427,973
         2004                                         259,628
         2005                                         165,856
         2006 and thereafter                          620,098
                                                  -----------
                                                  $ 2,255,893
                                                  ===========

18.        CONTINGENT LIABILITIES

The Company is in receipt of a claim by a landlord of certain premises previously occupied by the Company for damages for breach of contract. The landlord is alleging that the Company renewed the lease for the premises and is claiming rent for the entire renewal term. The amount of damages claimed is approximately $121,000 plus interest and costs. The Company does not believe that the lease was renewed, has instructed its solicitors to defend the action and believes that the action is without merit.

The Company has been made aware of a potential claim from a previous director for monies owing, in the approximate amount of $25,000. The Company is disputing the claim. In the event that the plaintiff commences legal proceedings, the Company intends to counterclaim for damages.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

18.  CONTINGENT LIABILITIES (CON'T)

YMFC HealthCare Inc., a wholly owned subsidiary of the Company, is in receipt of a letter from Canada Customs and Revenue Agency ("CCRA") dated April 30, 2001, adjusting YFMC's Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CCRA for this period is $249,000. In the event that YFMC is ultimately found liable, the Company intends to claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to the Company's rights under the purchase agreement for YFMC executed on August 10, 1999. The Company's legal counsel has advised that CCRA does not intend to pursue YFMC for these amounts.

As at December 31st, 2001, HSBC had issued letters of guarantee in the amount of $84,000 to another bank. There were no amounts drawn under these letters of guarantee during 2001. HSBC has subsequently cancelled these letters of guarantee.

19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts receivable, short-term investments, bank indebtedness, and accounts payable approximate their fair value due to the short-term maturity of these items.

The carrying amount of the long-term assets approximates the fair value of these assets.

The fair value of long-term debt approximates the carrying value. The fair value of the Company's long-term debt is estimated based on the quoted market prices for similar debt securities.

20.  SUBSEQUENT EVENTS

HSBC demanded repayment of its loans in January 25, 2002 as described in
Note 10.

21.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects with those in the United States ("U.S. GAAP") during the periods presented, except with respect to the following:

(a)  Deferred Start-up Costs

Under Canadian GAAP, development and start-up costs, which meet certain criteria, are deferred and amortized. Under United States GAAP, development and start-up costs are expensed as incurred.

(b)  Stock Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for transactions in which an entity issues its equity instruments to

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

21.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CON'T)

acquire goods or services from non-employees, as well as stock-based employee compensation plans. All transactions in which goods or services are the consideration received for the issuance of equity instruments are to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

As described in Note 12, the following transactions would be accounted for differently under SFAS 123:

- the issuance of 50,000 common shares in payment of a legal services provided to HCCI, its subsidiary.

-   the issuance of 150,000 shares in payment of a services delivered to HCCI.

- the issuance of an option on April 6, 2001, to a third party as an arrangement fee, to acquire 500,000 shares has resulted in a charge to income equal to $250,000 in the year.

- the issuance of 58,000 common shares to a third party as an arrangement fee has resulted in a charge to income equal to $52,000 in the year

Had compensation cost been determined based on the fair value at the grant date for options granted during 2001 and 2000, consistent with the method of SFAS No 123, accounting for stock based compensation, the Company's pro forma loss and pro forma loss per share for the years ended December 31, 2001 and 2000 would not have been materially different.

(c)  Goodwill

Under U.S. GAAP, the purchase price of an acquisition involving the issuance of shares is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price under U.S. GAAP used for the YFMC Healthcare Inc. acquisition was $ 1.859. Under Canadian GAAP, the purchase price is determined based on the share price on the date the transaction is consummated. The share price used for the YFMC Healthcare Inc. acquisition under Canadian GAAP was $ 1.25.


Consolidated statements of operations

If United States GAAP were employed, net loss for the period would be adjusted as follows:

                                                     2001              2000
                                               ----------------------------------
Net loss based on Canadian GAAP                 $ (7,355,966)     $ (2,298,841)
Start-up costs amortized/(deferred)                  194,562            43,904
Goodwill amortization                             (1,033,035)          (54,394)
Dilution gain                                        (25,462)       (1,188,525)
                                               ----------------------------------
Net loss based on United States GAAP            $ (8,219,901)     $ (3,497,856)
                                               ----------------------------------
Primary loss per share                          $      (1.01)     $      (0.60)
                                               ==================================

EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

21.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CON'T)

Under US GAAP the effect on the accumulated deficit of other assets, deferred start-up costs, goodwill amortization and dilution gain would be adjusted as follows:

                                                  2001                 2000
                                            ------------------------------------
Deficit based on Canadian GAAP               $(13,990,374)        $ (6,634,408)
Start-up costs deferred                                               (200,907)
Goodwill amortization                          (1,096,800)             (63,319)
Dilution Gain                                     (25,462)          (1,188,525)
                                            ------------------------------------
                                             $(15,112,636)         $(8,087,159)
                                            ====================================

(d)  Shareholders' Equity

Under U.S. GAAP, loans issued to officers to acquire stock are presented as a deduction from shareholders' equity. Under Canadian GAAP, these loans are presented as current or long term debt.

Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under Canadian GAAP, the detachable stock purchase warrants issued in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, have been given no recognition in the financial statements. Under U.S. GAAP, based on an ascribed fair value of $0.364 for each of the 1,000,000 share warrants issued, share capital would be lower by $36,406 and, given that the stock purchase warrants were cancelled during the year, the carrying amount of contributed surplus would be increased by $36,406.

Under US GAAP the effect on shareholders' equity, of the above, would be as follows:

                                                                     2001                2000
                                                           -----------------------------------
Capital stock (as previously shown)                          $ 11,350,336        $ 10,058,975
Capital stock issued on purchase of YFMC Healthcare Inc.        1,087,872           1,087,872
Ascribed fair value of share purchase warrants issued             (36,406)            (36,406)
                                                           -----------------------------------
Capital stock - U.S. GAAP                                      12,401,802          11,110,441

Contributed surplus (as previously shown)                    $  1,174,300        $  1,022,100
Share purchase warrants                                            36,406              36,406
                                                           -----------------------------------
Contributed surplus - U.S. GAAP                              $  1,210,706        $  1,058,506
                                                           -----------------------------------
Deficit - U.S. GAAP                                          $(15,112,636)       $ (8,087,159)
Cumulative translation adjustment                                (378,612)           (304,322)
                                                           -----------------------------------
Shareholders equity (deficit) - U.S. GAAP                    $ (1,878,740)       $  3,777,466
                                                           ===================================

(e)  Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130),

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

21.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 became effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier period provided for comparative purposes is required.

                                            2001                  2000
                                     --------------------------------------
Net income (loss) (US GAAP)           $  (8,219,901)        $  (3,497,856)
Foreign currency translation
adjustment                                  (74,290)             (192,058)
                                     --------------------------------------
Comprehensive income                  $  (8,294,191)        $  (3,689,914)
                                     ======================================

(f)  Revenue Reporting

Under U.S GAAP, EITF 99-19 outlines the items, which should be considered in determining whether revenue should be reported on a gross or on a net basis. In assessing whether revenue should be reported gross with separate display of cost of sales to arrive at gross profit, or on a net basis, the SEC staff considers whether the company:

(1) acts as a principal in the transaction;
(2) takes title to the products;
(3) has risks and rewards of ownership, such as risk of loss for collection, delivery, or returns; and
(4) acts as agent or broker with compensation on a commission or fee basis.

The Company acts both as principal and as an agent or broker in the management of the clinics. As a result the revenue amount reported in the financial statements are a mix of both gross and net revenues. Under US GAAP, the effect on the mix of gross and net revenue in the income statement would be as follows:

                                                               2001            2000
Revenue on a gross basis (Physician & Nurse
  recruiting healthcare services)                          15,576,763       7,241,184
Revenue on a net basis (Physician management
  services)                                                 3,697,758       4,392,907
                                                           ----------      ----------
Total revenue (net basis)                                  19,274,521      11,634,091
Less: Physician fees & other direct expenses               13,085,916       6,113,088
                                                           ----------      ----------
Gross margin (net basis)                                    6,188,605       5,521,003
                                                           ==========      ==========

(g) Recently Issued Accounting Standards

In the United States, the following standards were recently issued by the Financial Accounting Standards Board during 2001.

          SFAS No. 141 - Business Combinations and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 41 requires that companies use only the purchase method for acquisitions occurring after June 30, 2001. SFAS No. 142 requires that

EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

21.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)


          goodwill and intangible assets acquired after June 30, 2001 should no longer be amortized but reviewed annually for impairment.

          SFAS No. 143 - Accounting for asset retirement obligations - this standard requires that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard is effective for fiscal years beginning after June 15, 2002

          SFAS No. 144 - Accounting for the impairment or disposal of long-lived assets. This standard supercedes. SFAS No. 121 - Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of. This standard requires that businesses recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows as it relates to the reconciliation of Canadian and United States accounting policy differences.

22.  SEGMENTED INFORMATION

The Company operates under five business units: Hospital Staffing, Medical Clinics, Department of Defence, Pharmaceutical Support and Long-Term Care (Long-Term Care commenced in 2002). The hospital staffing unit involves contracting with hospitals for the provision of physician staffing, nurse staffing and administrative support services. The Company also contracts with clinical facilities and local communities for the locum or permanent placement of a physician in a community. In the table below, the hospital staffing unit includes the revenue and cost for the pharmaceutical support unit providing infusions services to patients.

The medical clinics unit owns and manages medical clinic facilities, which provide physicians with the ability to practice medicine in a professionally managed environment. The clinics include family practice, walk-in services, and other related services such as massage therapy and chiropractic services.

The Department of Defence involves recruiting and staffing for the fulfillment of a government contract. The Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals as required by the Canadian Forces health authority resident on each base.

The segmented information for the business units are as follows:

                                                                          2001
                                             ------------------------------------------------------------
                                              Hospital        Medical
                                              Staffing        Clinics            DND        Consolidated
                                             ------------------------------------------------------------
Revenue                                      6,609,340        7,481,692     $ 8,967,423     $ 23,058,455
Gross margin                                 1,103,358        3,697,758       1,387,489        6,188,605

Income (loss) before undernoted items          206,617         (428,180)        506,214          284,651

Assets employed at end of period               916,229        1,545,016         894,300        3,355,545
Depreciation and amortization                   64,629        3,421,503          17,596        3,503,728

EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

22.  SEGMENTED INFORMATION (CON'T)

                                                                          2000
                                             ------------------------------------------------------------
                                              Hospital        Medical
                                              Staffing        Clinics            DND        Consolidated
                                             ------------------------------------------------------------
Revenue                                      $ 7,241,184      $ 8,291,583     $      -     $ 15,532,767
Gross margin                                   1,128,096        4,392,908            -     $  5,521,004

Income (loss) before undernoted items          (139,198)        (443,659)                      (582,857)

Assets employed at end of period               3,209,530        6,175,040                     9,384,570
Depreciation and amortization                    513,778          843,628                     1,357,406

Depreciation for Healthy Connect.Com
   for the period                                                              272,031


23.  RELATED PARTY

Consulting fees of approximately $ 70,000 were paid to a director.

24.  COMPARATIVE FIGURES

Certain figures in the 2001 financial statements have been reclassified to conform with the basis of presentation in 2000.