Form 10-Q
period 2002-03-31
MED EMERG INTERNATIONAL INC
filed 2002-05-15
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 6, 2002, 9,253,827 shares of the registrant's Common Stock were outstanding.

                          MED EMERG INTERNATIONAL INC.

                  MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-Q



                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

                                                                            Page
                                                                          Number

Item 1.   Financial Statements .................................................
Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................
Item 3.   Quantitative and Qualitative Disclosures about market risk............


                            PART II OTHER INFORMATION

Item 4.   Exhibits and Reports on Form 8-K......................................

          Signatures............................................................

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets as of March 31, 2002
    (unaudited) and December 31, 2001 (audited) ...............................
Consolidated Statements for the three months ended March 31, 2002 and 2001.....
Consolidated Statement of Cash Flows for the three months ended
    March 31, 2002 and 2001....................................................
Notes to Unaudited Consolidated Financial Statements...........................

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
          AS AT MARCH 31, 2002 (UNAUDITED)AND DECEMBER,2001 (AUDITED)
                                    (IN US$)

                                               March 31            December 31
                                                 2002                  2001
                                               --------            -----------
ASSETS

CURRENT ASSETS
     Cash                                     $  207,583            $    4,806
     Accounts receivable                       3,094,995             2,418,664
     Prepaid expenses and other                  151,499               147,528
     Short term investments                                            102,051
                                               ---------             ---------
                                               3,454,077             2,673,049
                                               =========             =========

Capital assets                                   832,467               682,496
                                               ---------             ---------
Total assets                                  $4,286,544            $3,355,545
                                              ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Bank Indebtedness (note 3)               $1,228,686            $1,128,330
     Accounts payable and accrued liabilities  4,250,730             3,311,897
     Restructuring reserve                         5,700                11,513
     Current portion of long-term debt            48,972               153,289
                                             -----------            ----------
                                               5,534,088             4,605,029

Long term debt                                   590,017               590,536
TOTAL LIABILITIES                              6,124,105             5,195,565
                                              ==========            ==========

Minority interest                                  4,500                 4,330

SHAREHOLDERS' EQUITY
     Capital Stock                            11,350,336            11,350,336
     Contributed surplus                       1,174,300             1,174,300
     Deficit                                 (13,989,709)          (13,990,374)
     Cumulative translation adjustment          (376,988)             (378,612)
                                             -----------            ----------
                                              (1,842,061)           (1,844,350)
                                             -----------            ----------
Commitments and contingencies (note 8)
                                              $4,286,544            $3,355,545
                                             ===========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
                                    (IN US$)


                                                March                 March
                                                 2002                  2001
                                              ---------             ----------

REVENUE                                       $9,741,534            $3,759,713

PHYSICIAN FEES AND OTHER DIRECT COSTS          8,184,961             2,276,606
                                              ----------            ----------
                                               1,556,573             1,483,107
                                              ----------            ----------
EXPENSES
     Salaries and benefits                    $  768,338            $  760,927
     General and administration                  192,584               161,827
     Occupancy costs and supplies                368,704               406,682
     Public company costs                         12,472                14,786
     Travel & Marketing                           34,838                42,589
                                              ----------            ----------
                                               1,376,936             1,386,811
                                              ----------            ----------

INCOME BEFORE INTEREST & FINANCING COSTS,
     AMORTIZATION, HEALTHYCONNECT.COM & TAXES    179,637                96,295

     Interest and financing expense               87,581                50,501
     Amortization of capital assets               54,456                44,101
     Amortization of goodwill                         --                37,102
     Amortization of other assets                     --                43,887
     Amortization of Healthy Connect.com software     --               115,025
     Healthy Connect.com development costs            --               156,270
     Dilution Gain                                    --               (25,938)
                                              ----------            ----------
                                                 142,037               420,948

                                              ----------            ----------

OPERATING INCOME (LOSS) BEFORE INCOME TAXES       37,600              (324,653)
     Income taxes (recovery)                          --              (129,861)
                                              ----------            ----------

NET INCOME (LOSS) BEFORE MINORITY
  INTERES & PREFERRED SHARES                      37,600              (194,792)

     Minority Interest                             3,191               (59,055)
                                              ----------            ----------

NET INCOME (LOSS) BEFORE PREFERRED
  SHARE DIVIDENDS                                 34,409              (135,737)

     Preferred share dividends                   (33,744)              (33,750)
                                              ----------            ----------

NET INCOME (LOSS)                                    665              (169,487)

DEFICIT, BEGINNING OF THE PERIOD             (13,990,374)           (6,634,409)
                                              ----------            ----------

DEFICIT, END OF THE PERIOD                  $(13,989,709)          $(6,803,896)
                                            ============           ===========

BASIC INCOME (LOSS) PER COMMON SHARE        $       0.00           $     (0.03)
                                            ============           ===========
WEIGHTED AVERAGE BASIC NUMBER OF
  COMMON SHARES                                9,253,827             5,243,825
                                            ============           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    AS AT MARCH 31, 2002 AND 2001 (UNAUDITED)
                                    (IN US$)

                                               March 31                March 31
                                                 2002                    2001
                                             ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) for the period         $      665            $ (169,487)
     Adjustments for:
          Amortization of capital assets          54,456                44,101
          Amortization of goodwill and
               other assets                           --               196,014
          Deferred income taxes                       --              (129,861)
          Dilution gain from HealthyConnect.com       --               (25,938)
          Minority interest                           --               (59,055)
                                              ----------             ---------

                                                  55,121              (144,226)
                                              ----------             ---------
     Increase in non-cash working
       capital components                        252,718                89,458
                                              ----------             ---------
                                                 307,839               (54,768)
                                              ==========             =========

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to capital assets                (205,008)              (20,463)
     Proceeds from sale of investment in Next
     Generation Technology Holdings, Inc.        102,051                    --
                                              ----------             ---------
                                                (102,957)              (20,463)
                                              ----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank indebtedness                           100,356               (16,231)
     Repayment of debt                          (104,836)              (42,312)
     Due to minority Interest                        170                54,363
     Due to related parties                           --                24,671
                                              ----------             ---------
                                                  (4,310)               20,491
                                              ----------             ---------

Effect of foreign currency exchange
  rate changes                                     2,205                 5,819

INCREASE (DECREASE) IN CASH                      202,777               (48,921)
Cash, beginning of period                          4,806               121,765
                                              ----------             ---------
Cash, end of period                          $   207,583            $   72,844
                                              ==========             =========

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2002 and 2001

1)   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Med-Emerg International Inc. is a leading private sector provider of quality healthcare management services to the Canadian healthcare industry.

     Med-Emerg International Inc. is a publicly traded company. The Common Shares and Redeemable Common Stock Purchase Warrants have been listed on the Boston Stock Exchange since February 12, 1998. From February 12, 1998 to April 16, 2001 the Company's Common shares and Redeemable Common Stock Purchase Warrants were listed on the NASDAQ Small Cap Market. Since April 16, 2001, the Company's Common Shares have been listed on the OTC Bulletin Board.

     The Company's operations are divided into five units: Hospital Staffing, Medical Clinics, Department of National Defence, Pharmaceutical Support and Long-Term Care. The following represents a brief description of those units.

     HOSPITAL STAFFING

     The Company provides ER physician staffing services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital. The Company also provides nursing coverage to hospital emergency departments on a shift-by-shift basis. The Company charges a fixed hourly rate for every hour of nursing coverage provided. During the first quarter of 2002, the hospital staffing unit provided approximately 3500 hours of physician coverage and 1200 hours of nursing coverage per month for its' clients. At March 31, 2002, the Company had 18 contracts for physician staffing and 9 contracts for nurse staffing.

     MEDICAL CLINICS

     The Company is one of the largest physician practice management companies. At March 31, 2002, the Company owned and operated 21 family practice clinics throughout Canada; located in Ottawa (12), Toronto (2), London (2), Winnipeg (1), Edmonton (2) and Calgary (2). In addition to its own clinics, the Company also provides administrative support services to physician practices including management, billing, staffing etc. This provides physicians with the ability to practice within a professional managed network and to concentrate on the clinical aspects of their practices. The company owns all the clinic assets including medical equipment.

     DEPARTMENT OF NATIONAL DEFENCE

     In March of 2001, the Company was awarded the administrative management services contract, the largest of its kind, to provide up to 400 medical personnel to the thirty-three Canadian Forces Bases across Canada. The contract has two stages, an initial period of three years with another three year renewal option extending to March 31, 2007.

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     As the service administrator, the Company recruits, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed at any one time. As at March 31, 2002, the Company had placed over 640 employees and independent healthcare professionals in all 39 bases across Canada. This has exceeded the service delivery expectations of the Canadian Forces and demonstrated the Company's ability to manage large multi-site, multi-provider contracts, on a national basis.

     PHARMACEUTICAL SUPPORT

     On March 15th, 2001, the Company signed a contract to become the national coordinator for the community-based infusion of RemicadeTM. This multi-year contract with Schering-Plough Canada capitalizes on the Company's national network of health placement coordinators to provide timely access to clinics for the treatment of patients with disabling rheumatoid arthritis and Crohn's Disease. At March 31, 2002, the Company has established 13 infusion sites, and is projected to open approximately five more by the end of December 31st, 2002.

     LONG-TERM CARE

     The Company has received requests from long-term care facilities for physicians available to provide admission physical assessments and regular primary care to residents. Residents of these facilities are typically not cared for by their family physicians once they are transferred to long term care facilities, thus they lack routine primary healthcare. In May 2002, the Company will commence providing physicians and nurse practitioners to 3 long-term care facilities in Ontario, and expects to increase this number during 2002.

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

     These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001


     financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

     The consolidated financial statements have been prepared on principles applicable to a going concern which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at March 31, 2002, the Company had a working capital deficiency of $ 2,080,011 and a shareholders' deficit of $ 13,989,709. The Company is in forbearance with its primary bankers who have not approved any additional credit facility. The Company negotiated repayment terms with two banks during 2001. On January 25, 2002, one of the Company's operating banks terminated its credit facility with the Company due to breaches of covenants under the terms of the loan, and also made demand for repayment of the entire debt. At the request of the Company and its guarantors, that bank agreed to forbear from immediately enforcing its rights and to continue its credit facilities subject to repayment of its obligations of all loans in full on or before April 30, 2002. On May 6, 2002 the bank agreed to an extension of the forbearance period to June 28, 2002, based on the fulfillment of certain conditions. The Company is in the process of seeking available alternative financing from private sources in order to meet this demand. (See note 3 for further details).

     Management has implemented certain plans and is seeking alternative financing, which it believes will alleviate these conditions. These plans include:

     1)closure of non-profitable clinics, termination of redundant staff and cost-cutting measures; 2)negotiating discounts with creditors; and
     3)disposition of redundant assets.

     Management has entered into an arrangement to obtain alternative financing and this will enable the Company to return to profitability in the foreseeable future. Consequently, on that basis, they have prepared the financial statements on a going concern basis.

     Should the Company be unable to complete this arrangement for alternative financing, it may not be able to continue as a going concern. As a result, certain assets and liabilities currently reflected in the balance sheet at book values would have to be adjusted to liquidated values.

     On May 15 the Company raised a discounted secured debenture with a face value of $720,000 for net proceeds of $600,000 (see note 10).


     3.  BANK INDEBTEDNESS

     On January 25, 2002, HSBC made demand for payment from the Company of all its indebtedness, and made demand on the existing Guarantors which consist of subsidiary companies of the Company. HSBC gave

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     each of the Borrowers and the Guarantors a notice of intention to enforce security. At the request of the Company, HSBC agreed to forbear until April 30, 2002 from immediately enforcing its rights and to continue the credit facilities subject to certain conditions.

     Subsequently, the HSBC agreed to an extension of the forbearance period to June 28, 2002 from the original date of April 30, 2002.

     As at March 31, 2002 the Company, had drawn approximately $ 1,228,686 from HSBC. This is a fixed amount with HSBC that bears interest at prime plus + 3%. As security, the Company has provided a first-ranking general assignment of accounts receivable, a general security over all of the Company's other assets, an assignment of all risk insurance policies and an assignment of key man life insurance of a director.

     HSBC has agreed to grant an extension of the forbearance agreement requested, subject to the additional terms and conditions as follows.

     (i) the capital loan was reduced to $ 1,165,959 on payment of $ 62,727 made by the Company on May 7, 2002 as a term of accepting the extension of the forbearance agreement. HSBC, at the request of the Company, subsequently agreed to forbear from enforcing its rights and to continue its credit facilities, on the condition that the Company retires all obligations to HSBC if payment is made by June 28, 2002.

     (ii) On or before May 17, 2002, the company shall obtain financing in order to repay $ 470,455 (ranking subordinate to the Bank) to be applied to reduce the capital loan to $ 695,504.

     In addition to the foregoing, the significant terms of the forbearance agreement are as follows:

     (i) The capital loan was reduced to $ 1,228,686 on payment of $ 62,783 made by the Company as a term of accepting the forbearance agreement. HSBC, at the request of the Company, subsequently agreed to forbear from enforcing its rights and to continue its credit facilities, on the condition that the Company retires all obligations to HSBC if payment is made by April 30, 2002.

     (ii) If requested by HSBC, the Company will consent to the appointment by HSBC of a monitor to review the affairs of the Company periodically, on terms and conditions satisfactory to the bank.

     (iii) The Company will take steps to ensure that the position of its other creditors is not materially altered and that all current priority claims are paid in full as the same fall due.

     (iv) The Company is restricted from entering into transactions including but not limited to the incurrence of capital expenditures and payments of corporate dividends.

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     It is a condition of the revised forbearance contemplated herein that the Company should retire all obligations of the borrower to HSBC in full by June 28, 2002. If payment is made by June 28, 2002 (and no later), HSBC will thereupon forgive the principal sum of $ 229,135.

     The Company had previously negotiated forbearance agreements with its secondary bankers and the balance outstanding of term loans to be repaid under schedule was $21,889 as at March 31, 2002.

     4.  ACQUISITIONS AND DISPOSITIONS

     Effective November 5, 1999, the Company purchased all of the outstanding securities of YFMC Healthcare Inc. a Canadian physician management services organization that owns and manages 22 medical clinics in exchange for similar securities of the Company. As at December 31, 1999, the Company provided for $ 356,889 for integration costs in connection with the acquisition. As at March 31, 2002 there was a balance of $ 5,700, which is expected to be utilized in connection with the leasing costs of the original offices, since vacated.

     The Company disposed of the balance of its investment of 510,255 shares of Next Generation Technology Holdings, Inc. (NGTH) at $ 0.20 each during the first quarter of 2002. Pursuant to a supplement to the merger agreement dated September 27, 2001, the Company had sold its interest in HealthyConnect.com and received 1,929,921 NGTH shares as proceeds.

     The Company is entitled to utilize approximately $770,000 in capital losses realized from the sale of its investment in Healthy Connect.com against any future unrealized capital gains.

     5.  REFINANCING ACTIVITIES

     The company has signed a Term Sheet on April 30, 2002 for Proposed Offering of Discounted Secured Debentures with a private investor group. Under the Term Sheet, the private investor group would purchase certain securities of the company. The terms and conditions of the term sheet are subject to completion of due diligence and preparation of definitive documentation to effect the transaction. The closing of this transaction is subject to determination by the private investor group that there has been no material adverse development relating to the business, assets, operations, properties, condition (financial or otherwise) or prospects of the company and subsidiaries or the collateral taken as a whole.

     The private investor group will lend to the company an amount of $ 600,000 secured by a one (1) year Discounted Secured Debenture with a face amount of $ 720,000 repayable within twelve months from the date of closing. Repayments will be as follows: $ 20,000 per month (for months one through three); $ 30,000 per month (for months four through six); $ 35,000 per month for months seven through eleven) with a final payment of $ 395,000 in month twelve.

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     5.  REFINANCING ACTIVITIES (cont'd)

     Unrestricted, free trading shares of the company equivalent to 150% of the face amount of the Debenture will be held in escrow as security for the Debenture with such shares expected to have a market value of 200 % of the face amount. Should the market value fall below 200 %, the company will deposit additional securities to return the market value to 200%.

     The Company shall have the right to redeem the Debentures on or before the 180th day from the date of closing at an amount equal to 115 % of the principal amount of the investment and any date thereafter at 120% of the principal amount of the investment.

     The private investor group shall receive at the time of closing, restricted common equal to 20 % and unrestricted common shares equal to 20 % of the face amount of the debenture, which it will own in the event that the Company redeems the Debentures.

     The note holder has the right to convert the Debenture into MEII common shares based on the common stock being valued at $1 per share.

     A portion of the financing will be used to make the interim payment of $ 470,455 to the HSBC bank under the extended forbearance agreement.

     The balance of the funds due to HSBC under the forbearance is expected on June 28, 2002 will be provided by way of a private placement or by way of a factor arrangement. There are currently adequate unencumbered accounts receivable sufficient to raise the balance of funding required under a factoring arrangement to eliminate the HSBC's position. No material change in accounts receivable levels is anticipated on or before June 28, 2002.

     6.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

     These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

     Consolidated statements of operations

     If United States GAAP were employed, net loss for the period would be adjusted as follows:

                                                 March                 March
                                                 2002                    2001
                                              ----------             ----------
     Net income (loss) based on Canadian GAAP        665              (169,487)
     Start-up costs amortized/(deferred)              --                10,994
     Deferred acquisition costs                       --                    --
     Goodwill amortization                            --               (13,710)
     Dilution gain                                    --               (25,938)
                                              ----------             ---------

     Net income (loss) based on United States GAAP   665              (198,141)
     Primary income (loss) per share               $0.00                ($0.03)

If United states GAAP were employed, deficit, goodwill and other assets and deferred start-up costs would be adjusted as follows:


                                                 March                 March
                                                 2002                    2001
                                              ----------             ----------
     Deficit based on Canadian GAAP          (13,989,709)           (6,803,896)
     Start-up costs deferred                          --              (181,600)
     Goodwill amortization                            --               (77,029)
     Dilution gain                                    --               (25,938)
                                              ----------             ---------
                                             (13,989,709)           (7,088,463)
                                              ==========             =========

     Goodwill & other assets based on
       Canadian GAAP                                  --             4,852,761
     Start-up costs deferred                          --              (181,600)
     Goodwill on purchase of YFMC
       Healthcare Inc.                                --             1,010,843
                                              ----------             ---------
                                                      --             5,682,004
                                              ==========             =========

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     6.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     6.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

     Under Canadian GAAP, the detachable stock purchase warrants issued as in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered have been given no recognition in the financial statements.

     Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under U.S. GAAP, based on an ascribed fair value of $0.364 for each of the 1,000,000 share warrants issued, share capital would be lower by $36,406 and, given that the stock purchase warrants were cancelled, the carrying amount of contributed surplus would be increased by $36,406.

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     6.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

     The effect on shareholders' equity would be as follows:

                                                 March                December
                                                 2002                   2001
                                              ----------             ----------
     Capital stock                            11,350,336            11,350,336
     Capital stock issued on purchase
       of YFMC Healthcare Inc.                 1,087,872             1,087,872
     Ascribed fair value of share purchase
       warrants issued                           (36,406)              (36,406)
                                              ----------             ---------

          Net capital stock - US GAAP         12,401,802            12,401,802
                                              ==========            ==========

     Contributed surplus                       1,174,300             1,174,300
     Share purchase warrants                      36,406                36,406
                                              ----------             ---------
     Contributed surplus- US GAAP              1,210,706             1,210,706
                                              ----------             ---------

     Deficit - U.S. GAAP                     (13,989,709)          (15,112,636)
     Cumulative translation adjustment          (376,988)             (378,612)
                                              ----------             ---------

     Shareholders' deficit - US GAAP            (754,189)           (1,878,740)
                                              ==========             =========



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


                                                 March                  March
                                                 2002                   2001
                                              ----------             ----------
     Net income (loss) (U.S. GAAP)                   665              (198,141)
     Foreign currency translation adjustment       1,624              (173,356)
                                              ----------             ---------
     Comprehensive income (loss)                   2,289              (371,497)
                                              ----------             ---------

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     6.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

     The company acts both as principal and as an agent or broker in the management of the clinics. As a result the revenue amount reported in the financial statements are a mix of both gross and net revenues. Under US GAAP, the mix of gross and net revenue to be reported on the income statement would be as follows:


                                                 March                  March
                                                 2002                    2001
                                              ----------             ----------
     On a gross basis (Physician & Nurse
       recruiting and Healthcare services)     7,770,088             1,732,401
     On a net basis (Physician management
       services)                                 944,742             1,111,312
                                              ----------             ---------
     Total revenue                             8,714,830             2,843,713
     Less: Physician fees & other
       direct expenses                         7,158,257             1,360,606
                                              ----------             ---------
     Gross margin                              1,556,573             1,483,107
                                              ==========             =========


     (j) Recently Issued Accounting Standards

     In the United States, the following standards were recently issued by the Financial Accounting Standards Board during 2001:

          SFAS No.141 - Business Combinations and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 41 requires that companies use only the purchase method for acquisitions occurring after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets acquired

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     6.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

          after June 30, 2001 should no longer be amortized but reviewed annually for impairment.

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

     7.  SEGMENTED INFORMATION

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

     The medical clinics unit owns and manages medical clinic facilities, which provide physicians with the ability to practice medicine in a professionally managed environment. The clinics include family practice, walk-in services, and other related services such as massage therapy and chiropractic services. In the table below, the medical clinics staffing unit includes the revenue and cost for the pharmaceutical support unit providing infusions services to patients.

     The health care services division includes the Department of Defence which involves recruiting and staffing for the fulfillment of a government contract. The Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals as required by the Canadian Forces health authority resident on each base.

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     7.  SEGMENTED INFORMATION (cont'd)

     The segmented information for the business units is as follows:

                                                       March 31, 2002
                                   ------------------------------------------------------
                                   Hospital     Medical       Healthcare
                                   Staffing     Clinics       Services       Consolidated
     Revenue                      1,245,812     1,971,447      6,524,275        9,741,534
     Gross margin                   207,804       944,742        404,027        1,556,573

     Operating income                39,173       (15,288)       155,752          179,637

     Assets employed at end
       of period                    892,816     1,743,428      1,650,300        4,286,544
     Depreciation                    12,050        35,275          7,131           54,456


                                                       March 31, 2001
                                   ------------------------------------------------------
                                   Hospital     Medical       Healthcare
                                   Staffing     Clinics       Services       Consolidated
     Revenue                      1,582,730     2,027,312        149,671        3,759,713
     Gross margin                   222,124     1,111,312        149,671        1,483,107

     Operating income                54,923       (81,123)       122,495           96,295

     Assets employed at
       end of period              3,660,719     5,491,079                       9,151,798
     Depreciation                    11,714        32,387                          44,101

     MED-EMERG INTERNATIONAL INC.
     Notes to Unaudited Consolidated Financial Statements
     Three months ended March 31, 2002 and 2001

     8.  COMMITMENTS AND CONTINGENCIES

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

     The Company has been made aware of a potential claim from a previous director for monies owing, in the approximate amount of $ 25,000. The Company is disputing the claim. In the event that the plaintiff commences legal proceedings, the Company intends to counterclaim for damages.

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

     9.  ANNUAL AND SPECIAL MEETING OF SHAREHOLDERS

     The Annual and Special Meeting of shareholders of Med Emerg International Inc will be held on July 25, 2002 at the corporation's principal executive offices. There are currently two resolutions to be presented and approved, namely;

     (i)  To elect a Board of Directors.

     (ii) To approve the appointment of auditors for the year ended December 31, 2002.

     10.  SUBSEQUENT EVENTS

     On April 30, 2002 the Company signed a term sheet pertaining to a refinancing agreement with a private investor group. A discounted secured debenture with a face value of $720,000 was issued for net proceeds of $600,000. The Company agreed to repay the face amount of the Debenture within twelve months of the date of Closing. (See note 5 for additional details).

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

In 2001, the Company was awarded the contract for civilian in-garrison healthcare services for the Department of National Defence. The contract, the largest of its kind in Canada is a six year agreement that will see the Company recruit and staff an annual complement in excess of 800 full time healthcare providers in all Canadian Forces Bases. The Company receives an annual administrative fee to recruit and manage required personnel. Annual revenue for services provided under this contract is expected to exceed $20 million. The Company's staff who manage this project have previous Canadian military experience and this experience has been instrumental to match the project requirements to the specific needs of the Canadian Forces. This contract and its supporting infrastructure create a horizontal platform to allow the Company to secure of other major government staffing contracts.

In March 2001, the Company and Schering Canada Inc., a leading Canadian pharmaceutical supplier, entered into an agreement to pay the Company a management fee to recruit, credential and install new infusion sites across Canada to deliver RemicadeTM infusion services to patients suffering from Crohn's Disease and rheumatoid arthritis. RemicadeTM reduces inflammation in patients with Crohn's disease and rheumatoid arthritis. It is estimated that approximately 40,000 patients in Canada suffer from the debilitating effects of these two diseases. Under this agreement, the Company coordinates and manages infusion services for patients referred to it by Schering Canada Inc. at its clinic locations. By March 31, 2002, there were approximately 500 patients registered with the Company for this program, receiving regular infusions. It is anticipated that the number of patients participating in this program will reach 1,000 by the end of 2002.

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


RESULTS OF OPERATIONS

First Quarter Ended March 31, 2002 compared to First Quarter ended March 31,
2001

The Company reported net income of $ 665 for the three months ended March 31, 2002 compared to a net loss of $169,487 for the three months ended March 31, 2001. The income amounted to $ 0.00 per share for the three months ended March 31, 2002 compared with a loss of $ 0.03 per share the previous year.


REVENUE

The Company's revenue for the quarter ended March 31, 2002 increased to $9.7 million, compared to $ 3.8 million for the three months ended March 31, 2001, an increase of approximately 159%. This revenue growth was attributable to the Department of National Defence management service contract that commenced in 2001.

Revenue from the DND contract amounted to $6.5 million for the three months ended March 31, 2002 compared to $150,000 for the same period in the prior year. As at March 31, 2002 the Company was providing approximately 640 medical personnel at the DND bases across Canada, and expects this number of medical personnel to increase during 2002.

Revenues from the hospital staffing unit decreased to $1.2 million for the three months ended March 31, 2002 compared to $1.6 million for the prior year, a decrease of 21%. The decrease in revenues resulted from the loss of one large physician contract and a reduction in the number of nursing contracts.

Revenues generated by the medical clinics totaled $ 1.97 million for the three months ended March 31, 2002 compared to $2 million for the prior year, essentially unchanged. Importantly, certain unprofitable clinics have been closed and the physicians relocated to larger more efficient facilities.


GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) for the quarter ended March 31, 2002 increased to $1.6 million, compared to $ 1.5 million for the three months ended March 31, 2001, an increase of approximately 5.0% This growth in gross margin was due to the Department of National Defence management service contract. The impact of the DND contract resulted in gross margin being 15% of revenue as compared to 39% for the quarter ended March 31, 2001.

Physician fees and direct costs, primarily fees paid to contract physicians, for the quarter ended March 31, 2002 increased to $ 8.2 million, compared to $ 2.3 million for the three months ended March 31, 2001, an increase of approximately 259 % Physician fees and other direct costs increased as a percent of revenue to
84.0 % of revenue for the three months ended March 31, 2002 compared to 60.6 % of revenue for the three months ended March 31, 2001. This increase reflected the inclusion of the DND contract where physician fees are a greater percentage of revenue than that of the Company's other business units.

OPERATING EXPENSES

Operating expenses totaled $ 1.4 million for the three months ended March 31, 2002 were essentially unchanged as compared to the prior year, even though revenues increased during the same period.

OTHER EXPENSES (INCOME)

Due to the impairment of certain assets, the Company wrote down the carrying values of other assets to their fair value in December 2001. The write down totaled $2.7 million, comprised of $800,000 of fixed assets, $1.2 million of goodwill, $500,000 of physician contract assets and deferred start up and incorporation expenses for an urgent care clinic of approximately $200,000.

Due to the write-downs recorded at the latest year end, as described above, other expenses for the three months ended March 31, 2002 decreased by $353,000 as compared to the prior year.

AMORTIZATION AND INTEREST

Interest and financing costs increased by approximately $ 30,000 for the three months ended March 31, 2002 compared to the prior year, due to higher interest rates on financing the DND contract.

INCOME TAXES

The Company has significant loss carry forwards and so there is no need to provide for taxes.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2002, the Company's working capital deficit totaled $ 2,080,011.

The Company sold the balance of its investment in Next Generation Technology Holdings, Inc. (NGTH) for gross proceeds of $ 102,051 in the first quarter of 2002. The Company had acquired NGTH shares, as proceeds for the sale of its interests in HealthyConnect.com, pursuant to a supplement to the merger agreement dated September 27, 2001.

The Company was also in default of certain terms and conditions pertaining for credit facilities from its primary banker, HSBC bank, including margin limits and financial covenants. As security for the operating line, the Company had provided a first-ranking general assignment of accounts receivable, a general security over all of the Company's other assets, an assignment of all risk insurance policies and an assignment of key man life insurance of a director. As at March 31, 2002, the Company has drawn approximately $1.23 million under these credit facilities.

In January 2002, HSBC terminated those credit facilities. At the request of the Company and its Guarantors, HSBC subsequently agreed to forbear from immediately enforcing its rights to continue the credit facilities subject to certain terms and conditions as documented in Note 3 to the financial statements.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure required.

PART II  OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

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


Date: May 15, 2002