Form 10-Q
period 2002-06-30
MED EMERG INTERNATIONAL INC
filed 2002-08-19
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  As of June 30, 2002, 9,469,827 shares of the registrant's Common Stock were outstanding.

                          MED EMERG INTERNATIONAL INC.

                   JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-Q













                                TABLE OF CONTENTS



                          PART I FINANCIAL INFORMATION


                                                                                       Page Number
Item 1.           Financial Statements ...................................................................
Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations..............................................................
Item 3.           Quantitative and Qualitative Disclosures about market risk..............................


                            PART II OTHER INFORMATION

Item 4.           Exhibits and Reports on Form 8-K........................................................

Item 5.           Submission of Matters  to a vote of Security Holders....................................

                  Signatures..............................................................................

Item 6.           Certification pursuant to 18 U.S.C. Section 1350........................................

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

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31,
2001 (audited) .........
Consolidated Statements of Operations for the three and six months ended June
30, 2002 and 2001...............
Consolidated Statement of Cash Flows for the three and six months ended June 30,
2002 and 2001.................
Notes to Unaudited Consolidated Financial Statements...........................

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
          AS AT JUNE 30, 2002 (UNAUDITED) AND DECEMBER, 2001 (AUDITED)
                                    (IN US$)



                                                      JUNE 30       DECEMBER 31
                                                        2002           2001
                                                  -------------    -------------
ASSETS

CURRENT ASSETS
     Cash                                         $     95,770     $      4,806
     Accounts receivable                             3,158,358        2,418,664
     Prepaid expenses and other                        142,160          147,528
     Deferred financing costs                          108,500             --
     Short term investments                               --            102,051
                                                  -------------    -------------
                                                     3,504,788        2,673,049
                                                  -------------    -------------

Capital assets                                         958,440          682,496
                                                  -------------    -------------
TOTAL ASSETS                                      $  4,463,228     $  3,355,545
                                                  -------------    -------------
                                                  -------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Demand Loan (note 4)                         $    496,049     $       --
     Bank Indebtedness (note 5)                           --          1,128,330
     Accounts payable and accrued liabilities        4,590,795        3,323,410
     Other loans (note 6)                              727,034          153,289
                                                  -------------    -------------
                                                     5,813,878        4,605,029

Long term debt (note 7)                                620,370          590,536
                                                  -------------    -------------
TOTAL LIABILITIES                                    6,434,248        5,195,565
                                                  -------------    -------------

Minority interest                                        5,305            4,330

Commitments and contingencies (note 10)

SHAREHOLDERS' EQUITY
     Capital Stock                                  11,544,736       11,350,336
     Contributed surplus                             1,174,300        1,174,300
     Deficit                                       (14,216,797)     (13,990,374)
     Cumulative translation adjustment                (478,564)        (378,612)
                                                  -------------    -------------
                                                    (1,976,325)      (1,844,350)
                                                  -------------    -------------
                                                  $  4,463,228     $  3,355,545
                                                  -------------    -------------
                                                  -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
         SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
                                    (IN US$)



                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE            JUNE           JUNE             JUNE
                                                           2002            2001           2002             2001
                                                      ------------------------------------------------------------
REVENUE                                               $ 11,310,318    $  4,247,913    $ 21,051,852    $  8,007,626

PHYSICIAN FEES AND OTHER DIRECT COSTS                    9,647,134       2,638,703      17,832,095       4,915,309
                                                      ------------------------------------------------------------
                                                         1,663,184       1,609,210       3,219,757       3,092,317
                                                      ------------------------------------------------------------
EXPENSES

     Salaries and benefits                            $    838,391    $    757,739    $  1,606,728    $  1,518,666
     General and administration                            239,476         248,177         432,060         410,004
     Occupancy costs and supplies                          403,181         338,692         771,885         745,374
     Public company costs                                   24,849          49,482          37,321          64,268
     Travel & Marketing                                     70,661          85,716         105,499         128,306
                                                      ------------------------------------------------------------
                                                         1,576,558       1,479,806       2,953,493       2,866,618
                                                      ------------------------------------------------------------

INCOME BEFORE INTEREST & FINANCING COSTS,
AMORTIZATION & TAXES                                        86,626         129,404         266,264         225,699

     Interest and financing expense                        222,158          59,617         309,740         110,118
     Amortization of capital assets                         65,625         130,843         120,081         174,944
     Amortization of goodwill                                 --            38,791            --            75,893
     Amortization of other assets                             --            43,636            --            87,523
     Healthy Connect.com development costs                    --              --              --           271,295
     Dilution Gain                                            --              --              --           (25,938)
     Loss on disposition                                      --            17,390            --            17,390
                                                      ------------------------------------------------------------
                                                           287,783         290,277         429,821         711,225
                                                      ------------------------------------------------------------

OPERATING LOSS BEFORE INCOME TAXES                        (201,157)       (160,873)       (163,557)       (485,526)
     Income taxes (recovery)                               (11,392)        (64,349)        (11,392)       (194,210)
                                                      ------------------------------------------------------------

NET LOSS BEFORE MINORITY INTEREST & PREFERRED SHARES      (189,765)        (96,524)       (152,165)       (291,316)

     Minority Interest                                       3,578          18,971           6,769         (40,084)
                                                      ------------------------------------------------------------

NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                 (193,343)       (115,495)       (158,934)       (251,232)

     Preferred share dividends                             (33,745)        (34,022)        (67,489)        (67,772)
                                                      ------------------------------------------------------------

NET LOSS                                                  (227,088)       (149,517)       (226,423)       (319,004)

DEFICIT, BEGINNING OF THE PERIOD                       (13,989,709)     (6,803,896)    (13,990,374)     (6,634,409)
                                                      ------------------------------------------------------------


DEFICIT, END OF THE PERIOD                            $(14,216,797)   $ (6,953,413)   $(14,216,797)   $ (6,953,413)
                                                      ------------------------------------------------------------
                                                      ------------------------------------------------------------

BASIC LOSS PER COMMON SHARE                           $      (0.02)   $      (0.02)   $      (0.02)   $      (0.04)
                                                      ------------------------------------------------------------
                                                      ------------------------------------------------------------

WEIGHTED AVERAGE BASIC NUMBER OF COMMON SHARES           9,325,827       7,817,994       9,289,827       7,417,994
                                                      ------------------------------------------------------------
                                                      ------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    AS AT JUNE 30, 2002 AND 2001 (UNAUDITED)
                                   (IN US$)



                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   ---------------------------------------------------------
                                                       June 30       June 30        June 30        June 30
                                                        2002           2001           2002           2001
                                                   ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                         $  (227,088)   $  (149,517)   $  (226,423)   $  (319,004)
   Adjustments for:
     Amortization of capital assets                     65,625        130,843        120,081        174,944
     Amortization of goodwill and other assets            --           82,427           --          278,441
     Deferred income taxes                                --          (64,349)          --         (194,210)
     Loss on sale of clinics                              --           17,390           --           17,390
     Dilution gain from HealthyConnect.com                --             --             --          (25,938)
     Common shares issued for financing                194,400           --          194,400           --
     Minority interest                                    --           18,971           --          (40,084)
                                                   ---------------------------------------------------------
                                                        32,937         35,765         88,058       (108,461)
  Increase (decrease) in non-cash working
  capital components                                   280,342     (1,423,869)       533,060     (1,334,412)
                                                   ---------------------------------------------------------
                                                       313,279     (1,388,104)       621,118     (1,442,873)
                                                   ---------------------------------------------------------
                                                   ---------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to capital assets                         (191,599)       (32,887)      (396,026)       (53,350)
  Short term investments                                  --             --          102,051           --
  Other assets                                            --        2,448,553           --        2,448,553
  Sale of investment in clinic                            --          (15,099)          --          (15,099)
  Investment in HealthyConnect.com                        --         (479,165)          --         (479,165)
                                                   ---------------------------------------------------------
                                                      (191,599)     1,921,402       (293,975)     1,900,939
                                                   ---------------------------------------------------------
                                                   ---------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Bank indebtedness                                 (1,228,686)      (291,676)    (1,128,330)      (307,907)
  Demand loan                                          496,049           --          496,049
  Issue of common shares                                  --          397,530           --          397,530
  Issuance(repayment) of debt                          708,415         37,901        603,579         (4,411)
  Deferred financing costs                            (108,500)          --         (108,500)          --
  Due to minority Interest                                 805       (465,715)           975       (411,352)
  Due to related parties                                  --         (199,730)          --         (175,059)
                                                   ---------------------------------------------------------
                                                      (131,917)      (521,690)      (136,227)      (501,199)
                                                   ---------------------------------------------------------
                                                   ---------------------------------------------------------


Effect of foreign currency exchange rate changes      (101,576)        (9,512)       (99,952)        (3,692)


INCREASE (DECREASE) IN CASH                           (111,813)         2,096         90,964        (46,825)
Cash, beginning of period                              207,583         72,844          4,806        121,765
                                                   ---------------------------------------------------------
Cash, end of period                                $    95,770    $    74,940    $    95,770    $    74,940
                                                   ---------------------------------------------------------
                                                   ---------------------------------------------------------


The accompanying notes are integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2002 and 2001

1. ORGANIZATION AND DESCRIPTION OF BUSINESS


Med-Emerg International Inc. ("MEII" or the "Company") is a leading private sector provider of quality healthcare management services to the Canadian healthcare industry.

MEII is a publicly traded company. The Common Shares and Redeemable Common Stock Purchase Warrants have been listed on the Boston Stock Exchange since February 12, 1998. From February 12, 1998 to April 16, 2001 the Company's Common shares and Redeemable Common Stock Purchase Warrants were listed on the NASDAQ Small Cap Market. Since April 16, 2001, the Company's Common Shares have been listed on the OTC Bulletin Board.

The Company's operations are divided into five units: Hospital Staffing, Medical Clinics, Healthcare Services (Department of National Defence), Pharmaceutical Support and Long-Term Care.

HOSPITAL STAFFING
-----------------

The Company provides emergency room physician staffing services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital. The Company also provides nursing coverage to hospital emergency departments on a shift-by-shift basis. The Company charges a fixed hourly rate for every hour of nursing coverage provided. During the second quarter of 2002, the Hospital Staffing unit provided approximately 3800 hours of physician coverage and 1500 hours of nursing coverage per month for its' clients, compared to 4300 hours of physician coverage and 2100 hours of nursing coverage during the second quarter of 2001. Despite losing a major contract that generated 1,100 chargeable hours per month last year, the company was successful in obtaining five additional contracts, two of which were in new provinces, namely Manitoba and Newfoundland. Under the new revenue model, operating income actually increased by $36,000 for the first six months versus last year. At June 30, 2002, the Company had 22 contracts for physician staffing and 10 contracts for nurse staffing compared to 17 contracts for physician staffing and 8 contracts for nurse staffing at June 30, 2001.

MEDICAL CLINICS
---------------

The Company is one of the largest physician practice management companies in Canada. At June 30, 2002, the Company owned and operated 23 family practice clinics throughout Canada; located in Ottawa (13), Toronto (2), London (3), Winnipeg (1), Edmonton (2) and Calgary (2). In addition to its own clinics, the Company provides administrative support services to physician practices including management, billing and staffing. This administrative support provides physicians with the ability to practice within a professional managed network and to concentrate on the clinical aspects of their practices.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2002 and 2001

1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONT'D)

HEALTHCARE SERVICES (DEPARTMENT OF NATIONAL DEFENCE)
----------------------------------------------------

In March of 2001, the Company was awarded an administrative management services contract to provide medical personnel to Canadian Forces Bases across Canada. The contract has two stages, an initial period of three years with a three year renewal option extending to March 31, 2007.

The Company recruits, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed at any one time. As at June 30, 2002, the Company managed approximately 730 employees and independent healthcare professionals in 36 bases across Canada. This compares to 103 employees and independent healthcare professionals at 32 bases as at June 30, 2001. This has exceeded the service delivery expectations of the Canadian Forces and demonstrated the Company's ability to manage large multi-site, multi-provider contracts, on a national basis.

PHARMACEUTICAL SUPPORT
----------------------

On March 15th, 2001, the Company signed a contract with Schering-Plough Canada as the national coordinator for the community-based infusion of RemicadeTM for the treatment of patients with rheumatoid arthritis and Chron's disease. At June 30, 2002, the Company had established 11 infusion sites compared to 4 infusion sites as at June 30, 2001.

LONG-TERM CARE
--------------

During April 2002, the Company commenced providing admission physical assessments and regular primary care to residents at long-term care facilities. During the three months ended June 30, 2002 the Company provided physicians and nurse practitioners to 3 long-term care facilities in Ontario.


2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial reporting. These financial statements consolidate, with minority interest, the accounts of MEII and all wholly- and partially-owned subsidiaries of MEII.

In the opinion of management, the unaudited interim consolidated financial statements follow the same accounting policies and methods of application as the most recent audited annual financial statements.

These consolidated financial statements, footnote disclosures and other

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2002 and 2001

2. BASIS OF PRESENTATION (CONT'D)

information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Going concern

The consolidated financial statements have been prepared on principles applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at June 30, 2002, the Company had a working capital deficiency of $2,309,090 and a shareholders' deficit of $14,216,797.

On June 28th the Company discharged its primary banker (HSBC) and MEII currently does not have any traditional bank credit facilities.

Management has implemented certain plans and has obtained alternative financing from private investors (see note 6 for further details), which it believes will alleviate these conditions and enable the company to return to profitability in the foreseeable future. These plans include:

1) closure of non-profitable clinics, termination of redundant staff and cost-cutting measures;
2) negotiating discounts with creditors; and
3) disposition of redundant assets.

Consequently, on that basis, they have prepared the financial statements on a going concern basis.


(b)      Revenue reporting

The company has adopted the provisions of Emerging Issues Committee ("EIC") -123, issued by the Canadian Institute of Chartered Accountants (CICA). which became effective on January 1, 2002. EIC - 123 addresses the reporting of revenue on a gross basis as a principal versus on a net basis as an agent.

The following is a description of MEII's revenue recognition policies for each of the significant business units.

(1) Clinic Staffing:

Revenue is reported on a mix of both gross and net basis for clinic staffing.

MEII acts as principal in providing health service delivery through the clinic network. MEII is the operator of the clinic that provides the health service, has the responsibility to provide the facility (bricks & mortar),

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2002 and 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

staffing and follow-up effort (both by way of clinic managers and the London Billing office) and also controls the patient records, patient billings and patient collections. There are a number of risks MEII attempts to manage which includes insurance coverage both in respect of the property and also coverage on healthcare professionals who work for the Company. For certain clinics, MEII has the risk of collection in that claims may be submitted for ineligible patients or the Minister of Health may reject certain claims processed. Revenue from these clinics is recognized on a gross basis. However, in certain other clinics the billings are submitted and collected by the physicians directly and only the Company's portion is remitted to MEII. In such cases the revenue is recorded on a net basis.

(2) Hospital Staffing, Pharmaceutical support and Long-term care:

Revenue is reported on a gross basis.

MEII acts as a principal in providing these services. MEII contracts with emergency room physician personnel to provide services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centres. Under contract with Schering-Plough Canada, MEII acts as the national co-ordinator for the community-based infusion of Remicade for the treatment of patients with rheumatoid arthritis and Chron's disease. During April 2002, MEII commenced a new line of business, which involves contracting with physicians and nurse practitioners to provide services to long-term care facilities in Ontario. MEII has the risk of non-collection from these revenue streams.

(3) Healthcare Services (Department of National Defence ("DND"):

Revenue is reported on a gross basis.

MEII has an administrative management contract with DND to provide medical personnel to Canadian armed forces across Canada.

Under the terms of the contract, MEII has the responsibility to hire medical personnel and support staff and where necessary provide appropriate training and supervision of the work performed at the respective bases across Canada. MEII bills DND for the work performed by these individuals and in turns pays the medical personnel and support staff based on the terms of the respective contracts signed with them. MEII has a risk of non-collection from DND.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2002 and 2001


4. DEMAND LOAN

The demand loan amount is owing to Morrison Financial Services Limited (MFSL) under the terms described in note 6.

5. BANK INDEBTEDNESS

Bank indebtedness at December 31, 2001 was for borrowings from HSBC and as at June 30, 2002, all amounts owing had been discharged. This was achieved by obtaining alternative financing (see note 6) and by the foregiveness from HSBC of the principal sum of $227,891.

6. REFINANCING ACTIVITIES

On May 24, 2002 the Company issued a $720,000 discounted secured debenture, with net proceeds of $600,000 and repaid the bank loans from the net proceeds.

The terms of the secured debenture include:
1.       maturity of June 1, 2003
2.       an effective interest rate of 20% per annum
3.       convertible into common shares at $1 per share
4. repayable at $20,000 per month (for months two and three); $30,000 per month (for months four through six); $35,000 per month (for months seven through eleven); $395,000 in month twelve
5.       216,000 restricted common shares issued to the debenture holders
6. redeemable on or before 180th day from the date of the closing at 115% of the principal amount, and any date thereafter at 120% of the principal amount.


A principal shareholder of the Company has guaranteed the debenture, providing as security, unrestricted free trading common shares of the Company equivalent to 150% of the face value of the debenture. In exchange for the guarantee, the Company issued to the guarantor shareholder common share purchase warrants to purchase 100,000 common shares at $1.00 per share. In the event that the market value of the common shares provided as security falls below 200% of the face amount of the debenture, the Company is required to pledge additional securities to return the market value to 200% of the face amount.

On June 28, 2002, MFSL paid HSBC $496,049 on MEII's behalf which was the balance owing under the forbearance agreement. The completion of the aforementioned financial transaction has the effect of reducing the Company's total debt by $227,891 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $496,049 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility has a term of one year, with an annualized interest rate of 34.22% that matures on June 28,2003. In addition to the specific Standard Form Assignments (General), all amounts due to MFSL shall

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2002 and 2001


6. REFINANCING ACTIVITIES (CONT'D)

be secured by a general security agreement on all assets and undertakings of MEII, an assignment of all risk insurance policies and an assignment of key man life insurance of a director.

The Company has approximately $20,000 outstanding as at June 30, 2002 to Financial Institutions that are payable within the year.

7. LONG TERM DEBT

On September 18, 2001 MEII issued a promissory note with an interest rate of 7% that becomes due payable 5 years after issuance. MEII may pay the principal amount and accrued interest in the note at any time, upon five business days notice, prior to maturity. MEII may make payment of the note in the form of cash or shares or a combination of cash and shares with an aggregate market value equal to the principal amount of the note plus accrued interest upon the note.

8. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

Consolidated statements of operations

If U.S. GAAP were employed, net loss and shareholder's deficit for the period would be adjusted as follows:



                                     June       June
                                     2002       2001
Net loss based on Canadian GAAP   (226,423)   (319,004)
Start-up costs amortized                 0      21,924
Goodwill amortization                    0     (27,866)
Dilution gain                            0     (25,938)
                                  ---------   ---------
Net loss based on U.S. GAAP       (226,423)   (350,884)
Primary loss per share               (0.02)      (0.05)


                                     June         December
                                     2002           2001
Deficit based on Canadian GAAP   (14,216,797)   (13,990,374)
Goodwill amortization                            (1,096,800)
Dilution gain                                       (25,462)
                                 ------------   ------------
Deficit based on U.S. GAAP       (14,216,797)   (15,112,636)
                                 ------------   ------------
                                 ------------   ------------


(a) Deferred Start-up Costs

Under Canadian GAAP, development and start-up costs, which meet certain criteria, are deferred and amortized. Under United States GAAP, development and start-up costs are expensed as incurred.

(b) Dilution Gain

Under US GAAP, the gain realized on the issuance of the shares of a subsidiary to third party at an amount greater than the net book value is treated as additional paid in capital.

(c) Basic Earnings (Loss) Per Share

U.S. GAAP requires common shares and warrants to purchase common shares, issued or exercisable at prices below the initial public offering ("I.P.O.") price and which were issued within one year prior to the initial filing of the registration statement relating to the I.P.O., to be treated as if the common shares were outstanding from the beginning of the period in the calculation of weighted average number of common shares outstanding and loss per share, even where such inclusion is anti-dilutive. Basic loss per common share is determined using the weighted average number of shares outstanding during the year, adjusted to reflect the application of the treasury stock method for outstanding options and warrants in accordance with U.S. GAAP.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2002 and 2001


8. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

(d) Stock Compensation

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration or the fair value of the equity instrument issued, whichever is more reliably measurable, in accordance with the Statement of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation".

(e) Goodwill

Under Canadian GAAP, the purchase price is determined based on the share price on the date the transaction is consummated. Under U.S. GAAP, the purchase price of an acquisition where share are issued is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price used for the YFMC Healthcare Inc. acquisition under Canadian GAAP was $1.25. The share price used for the YFMC Healthcare Inc. acquisition under U.S. GAAP was $1.859.

(f) Shareholders' Equity

Under Canadian GAAP, detachable stock purchase warrants issued in conjunction with private stock offerings are given no recognition. Under US GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued.

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


The effect on shareholders' equity would be as follows:



                                                               June         December
                                                               2002           2001

Capital stock                                               11,544,736     11,350,336
Capital stock issued on purchase of YFMC Healthcare Inc.     1,087,872      1,087,872
Ascribed fair value of share purchase warrants issued          (36,406)       (36,406)
                                                           ------------   ------------
     Net capital stock - U.S. GAAP                          12,596,202     12,401,802
                                                           ------------   ------------
                                                           ------------   ------------

Contributed surplus                                          1,174,300      1,174,300
Share purchase warrants                                         36,406         36,406
                                                           ------------   ------------
Contributed surplus - U.S. GAAP                              1,210,706      1,210,706
                                                           ------------   ------------

     Deficit - U.S. GAAP                                   (14,216,797)   (15,112,636)
     Cumulative translation adjustment                        (478,564)      (378,612)
                                                           ------------   ------------

Shareholder's deficit - U.S. GAAP                             (888,453)    (1,878,740)
                                                           ------------   ------------
                                                           ------------   ------------


(g) Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" (SFAS 130) establishes standards for reporting and display of comprehensive income and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the six months ended June 30 2002 and 2001 would be adjusted as follows:





                                             June       June
                                             2002       2001
Net income (loss) (U.S. GAAP)             (226,423)   (350,884)
Foreign currency translation adjustment    (99,952)    (39,135)
                                          ---------   ---------
Comprehensive loss                        (326,375)   (390,019)
                                          ---------   ---------


(h) Recently issued Accounting Standards

The following standards were issued by the Financial Accounting Standards Board during 2001:

         SFAS No. 141 - Business Combinations and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 141 requires that companies use only the purchase method for acquisitions occurring after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets acquired after June 30, 2001 should no longer be amortized but reviewed annually for impairment.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2002 and 2001


8. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

         SFAS No. 143 - Accounting for Asset Retirement Obligations. SFAS No. 143 requires that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard is effective for fiscal years beginning after June 15, 2002.

         SFAS No. 144 - Accounting for Impairment on Disposal of Long-Lived Assets. SFAS No. 144 requires that business recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable.


Under U.S. GAAP the above standards would not have a material impact on the financial position, results of operations or cash flows of the Company.

9. SEGMENTED INFORMATION

The Company operates under five business units: Hospital Staffing, Medical Clinics, Healthcare Services (Department of National Defence), Pharmaceutical Support and Long-Term Care.

The Hospital Staffing unit contracts with hospitals for the provision of physician staffing, nurse staffing and administrative support services. The Company also contracts with clinical facilities and local communities for the locum or permanent placement of a physician in a community.

The Medical Clinics unit owns and manages medical clinic facilities. The clinics include family practice, walk-in services, and other related services such as massage therapy and chiropractic services.

The Healthcare Services division recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals at all Canadian Forces bases.

In the table below, the Hospital Staffing unit includes the revenue and cost for the Long-term Care business unit and the Medical Clinics unit includes the revenue and cost for the Pharmaceutical Support unit.



                                     June 30, 2002
                     --------------------------------------------------
                     Hospital     Medical     Healthcare
                     Staffing     Clinics      Services   Consolidated
                     --------------------------------------------------

                            Three months ended June 30, 2002
                     --------------------------------------------------
Revenue             1,308,967    2,035,105     7,966,246   11,310,318
Gross margin          222,344      977,172       463,668    1,663,184

Operating income       13,069      (80,894)      154,451       86,626



                            Six months ended June 30, 2002
                     --------------------------------------------------

Revenue             2,554,779    4,006,552    14,490,521   21,051,852
Gross margin          430,148    1,921,914       867,695    3,219,757

Operating income       52,242      (96,182)      310,204      266,264

Assets employed at
end of period         789,842    1,929,158     1,744,228    4,463,228
Depreciation and
amortization           24,885       79,293        15,903      120,081



                                     June 30, 2001
                     --------------------------------------------------

                     Hospital     Medical      Healthcare
                     Staffing     Clinics       Services   Consolidated

                            Three months ended June 30, 2001
                     --------------------------------------------------

Revenue             1,702,707    1,799,191       746,015    4,247,913
Gross margin          267,184      894,592       447,434    1,609,210

Operating income      (38,221)      42,809       124,816      129,404



                             Six months ended June 30, 2001
                     --------------------------------------------------

Revenue             3,285,436    3,826,504       895,686    8,007,626
Gross margin          489,308    2,005,904       597,105    3,092,317

Operating income       16,702      (38,314)      247,311      225,699

Assets employed at
end of period       3,265,208    4,897,813       578,865    8,741,886
Depreciation and
amortization           83,970      251,910         2,480      338,360

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2002 and 2001


10. COMMITMENTS AND CONTINGENCIES

The Company has agreed to settle a claim by a landlord of certain premises previously occupied by MEII. Initially the landlord alleged that the Company renewed the lease for the premises and was claiming rent for the entire renewal term in the amount of $121,000 plus interest and taxes. A settlement was agreed upon in the amount of approximately $29,000 and will be paid in equal installments over the next six months starting in August 2002. This amount has been provided for in the financial statements.

YMFC HealthCare Inc. ("YFMC"), a wholly owned subsidiary of MEII was notified by Canada Customs and Revenue Agency ("CCRA") dated April 30,2001, adjusting YFMC's Goods and Services Tax returns for the period from December 31, 1992,to December 31, 1996. The amount claimed by CCRA is $253,379. In the event that YFMC becomes liable to pay any such amount to CCRA, MEII intends to claim an indemnity for such amount from the directors and certain principals of YFMC pursuant to MEII's rights under the Business Combination Agreement executed on August 10, 1999.


11. ANNUAL AND SPECIAL MEETING OF SHAREHOLDERS

The Annual and Special Meeting of shareholders of MEII was held on July 25, 2002 at the corporation's principal executive offices. There were four resolutions presented and approved, namely;

(i) To elect a Board of Directors. William Thomson, Ramesh Zacharias, Patrick Michaud and Dr. Frank Baillie were elected as directors of the Corporation.

(ii) To approve the appointment of Schwartz, Levitsky, Feldman, llp, Chartered Accountants as the Corporation's independent public accountants for the ensuing year.

(iii) To approve a special resolution amending the stock option plan for the benefit of those key employees, directors and officers and consultants of the Company and its wholly or partially owned subsidiaries to participate in the growth of the Company and to provide effective incentives by increasing the number of shares of common stock available from 1,000,000 to seventeen and one half percent (17 1/2%) of the issued and outstanding shares of common stock of the Company at a given time.

(iv) To approve resolutions passed by the directors of the Company on April 6 and May 7, 2001, granting options to certain individuals pursuant to the provisions of the Stock Option Plan.


12. COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the current period financial statement presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking statements of Med-Emerg International Inc. ("MEII" or the "Company) included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the adequacy of capital resources and other statements regarding trends relating to various revenue and expense items, could be affected by a number of uncertainties and other factors beyond management's control.

OVERVIEW

MEII is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians for hospitals and clinics in Canada. Though emergency-related services remain an important component of the Company's business, the Company has expanded to offer a wide variety of medical services including nurse staffing, medical clinics, the recruitment of various healthcare professionals to fulfill a contract with the Department of National Defence, and a contract with Schering Plough Canada Inc.

Management believes the Company is uniquely positioned to establish industry leadership by providing integrated professional management services in the delivery of healthcare.

In 2001, the Company was awarded the contract for civilian in-garrison healthcare services for the Department of National Defence. The contract, the largest of its kind in Canada is a six year agreement whereby the Company has agreed to recruit and staff in excess of 800 full time healthcare providers at all Canadian Forces Bases. The Company receives an administrative fee for these services. Revenue for services provided under this contract is expected to exceed $30 million per annum. This contract and the supporting infrastructure create a horizontal platform that management believes will allow the Company to secure other major government staffing contracts.

In March 2001, the Company and Schering Canada Inc, entered into an agreement whereby the Company undertakes to recruit, credential and install new infusion sites across Canada to deliver RemicadeTM infusion services to patients suffering from Crohn's Disease and rheumatoid arthritis. It is estimated that approximately 40,000 patients in Canada suffer from the debilitating effects of these two diseases. As at June 30, 2002, there were approximately 800 patients receiving infusions. It is anticipated that the number of patients participating in this program will reach 1,000 by December 31, 2002.

During the three months ended June 30, 2002, the Company commenced providing physicians and nurse practitioners to 3 long-term care facilities in Ontario. The Company intends to expand this business unit in 2002.

RESULTS OF OPERATIONS

NET INCOME(LOSS)

The Company incurred a net loss of $ 227,088, or -0.02 per common share for the three months ended June 30, 2002 compared to a net loss of $149,517, or -0.02 per common share for the three months ended June 30, 2001. The net loss was $226,423 or -0.02 per common share for the six months ended June 30, 2002 compared to $319,004 or -0.04 per common share for the six months ended June 30, 2001.

REVENUE

The Company's revenue for the three months ended June 30, 2002 increased to $11,310,318, compared to $ 4,247,913 for the three months ended June 30, 2001, or 166%. For the six months ended June 30, 2002 revenue increased to $21,051,852 compared to $8,077,626 for the six months ended June 30, 2001. This revenue growth was due to securing a management service contract with the Department of National Defence that commenced in March 2001.

Revenue from Health Services Division amounted to $7,966,246 for the three months ended June 30, 2002 compared to $746,015 for the three months ended June 30, 2001. Health Services revenue for the six months ended June 30, 2002 increased to $14,490,521 from $895,686 for the six months ended June 30, 2001. As at June 30, 2002, the Company provided approximately 730 medical personnel at DND bases across Canada, compared to 114 as at June 30, 2001.

Revenues from the Hospital Staffing unit decreased to $1,308,967 for the three months ended June 30, 2002 compared to $1,702,707 for the three months ended June 30, 2001 a decrease of approximately 23%. For the six months ended June 30, 2002 Hospital Staffing revenue was $2,554,779 compared to $3,285,436 for the six months ended June 30, 2001 a decrease of approximately 22%. The decrease in revenues resulted from the loss of a physician contract.

For the three months ended June 30, 2002, revenues from Medical Clinics unit increased to $2,035,105 or approximately 13% from $1,799,209 for the three months ended June 30, 2001. For the six months ended June 30, 2002 revenues totaled $4,006,552 which were comparable to $3,826,504 for the six months ended June 30, 2001.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) for the three months ended June 30, 2002 increased to $1,663,184 or about 3%, compared to $ 1,609,210 for the three months ended June 30, 2001. For the six months ended June 30, 2002, gross margin increased to $3,219,757 or approximately 4% from $3,092,317 for the six months ended June 30, 2001. This increase in gross margin was due to the Department of National Defence management service contract.


Physician fees and direct costs for the quarter ended June 30, 2002 increased to $9,647,134, compared to $2,638,703 for the three months ended June 30, 2001, an increase of approximately 266%. The physician fees and direct costs for the six months ended June 30, 2002 was $17,832,095 compared to $4,915,309 for the six months ended June 30, 2001. Physician fees and other direct costs increased as a percent of revenue to approximately 85% of revenue for the six months ended June 30, 2002 compared to approximately 61% of revenue for the six months ended June 30, 2001. This increase reflected the inclusion of the DND contract where physician fees are a greater percentage of revenue than that of the Company's other business units.


OPERATING EXPENSES

Operating expenses totaled $1,576,558 for the three months ended June 30, 2002 compared to $1,479,806 for the three months ended June 30, 2001, an increase of approximately 7%. For the six months ended June 30, 2002 operating expenses increased to $2,953,493 or approximately 3% from $2,866,618 for the six months ended June 30, 2001.


INCOME TAXES

The Company has loss carry forwards of approximately $5 million to be applied against future corporate income taxes.


LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2002, the Company had a working capital deficit of $2,309,090.

On June 28th, 2002, the Company repaid all amounts owing to its primary banker from the proceeds of financing secured on May 24, 2002. The Company issued a $720,000 discounted secure debenture for net proceeds of $600,000 repayable on June 1, 2003.

The company finances working capital needs for the DND contract through a financing facility in the amount of $2.7 million ($4.3 million Canadian funds).

In June 2002, the lender provided the Company an additional full recourse invoice discounting facility of up to $496,049 (note 4) to support its general working capital needs.

The additional facility is secured by a general agreement and a postponement and subordination of all security in respect of this financing.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure required.

PART II  OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended September 30, 2001.




ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25, 2002 the Company held its annual and special meeting of shareholders at which the following proposals were adopted:(i) the election of the Company's Board of Directors; (ii) the appointment of Schwartz, Levitsky, Feldman, llp, Chartered Accountants to serve as the Company's independent accountants for the ensuing year; (iii) to approve a resolution to amend the stock option plan (the "Stock Option Plan"); (iv) to approve resolutions passed by the directors of the Company on April 16 and May 7, 2001.

Proposal 1
Each of the following were elected to serve on the Company's Board of Directors:

William Thomson       4,375,730   Shares in Favor     0         Shares Against
                      ---------                       -
Ramesh Zacharias      4,361,380   Shares in Favor     14,350    Shares Against
                      ---------                       ------
Patrick Michaud       4,375,730   Shares in Favor     0         Shares Against
                      ---------                       -
Dr. Frank Baillie     4,375,730   Shares in Favor     0         Shares Against
                      ---------                       ------

Proposal 2

The Company's independent accountants, Schwartz, Levitsky, Feldman, llp, were elected for the ensuing year by the following vote: 4,375,730 shares For, 0 Shares Against and 0 Shares Abstained.

Proposal 3

On the Resolution amending the stock option plan to increase the number of shares of common stock that the Company may issue pursuant to the provisions by the following vote: 519,653 Shares For, 58,684 Shares Against, 3,800 Shares Abstained, 3,793,593 Shares Not Voted.

Proposal 4

On the resolution to approve the grant of options to certain directors, officers, employees and consultants of the Company, pursuant to resolutions passed by the directors of the Company on April 6, 2001 and May 7, 2001 by the following vote: 4,311,506 Shares For, 64,224 Shares Against






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MED-EMERG INTERNATIONAL INC.


                               By:      /s/ Ramesh Zacharias

                               Ramesh Zacharias
                               Chief Executive Officer
Date:     August 16, 2002