Form 10-Q
period 2002-09-30
MED EMERG INTERNATIONAL INC
filed 2002-11-14
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2002, 9,469,827 shares of the registrant's Common Stock were outstanding.

                          MED EMERG INTERNATIONAL INC.

                SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-Q





                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION


                                                                                Page Number

Item 1.      Financial Statements ............................................
Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................
Item 3.      Controls and Procedures..........................................

                            PART II OTHER INFORMATION

Item 4.      Submission of Matters to a vote of Security Holders..............

             Signatures.......................................................

Item 5.      Certification pursuant to 18 U.S.C. Section 1350.................

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

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December
31, 2001 (audited) .........
Consolidated Statements of Operations for the three and nine months ended
September 30, 2002 and 2001...............
Consolidated Statement of Cash Flows for the three and nine months ended
September 30, 2002 and 2001.................
Notes to Unaudited Consolidated Financial
Statements...........................................................

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
        AS AT SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER, 2001 (AUDITED)
                                    (IN US$)

                                                        SEPTEMBER 30    DECEMBER 31
                                                            2002           2001
                                                        ------------    ------------
ASSETS

CURRENT ASSETS
             Cash                                       $     73,361    $      4,806
             Accounts receivable                           3,615,297       2,418,664
             Prepaid expenses and other                      139,398         147,528
             Deferred financing costs                         69,350            --
             Short term investments                             --           102,051
                                                        ------------    ------------
                                                           3,897,406       2,673,049
                                                        ------------    ------------

Capital assets                                               860,449         682,496
                                                        ------------    ------------
TOTAL ASSETS                                            $  4,757,855    $  3,355,545
                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
             Demand Loan (note 4)                       $    477,670    $       --
             Bank Indebtedness (note 5)                         --         1,128,330
             Accounts payable and accrued liabilities      5,129,005       3,323,410
             Other loans  (note 6)                           644,543         153,289
                                                        ------------    ------------
                                                           6,251,218       4,605,029

Long term debt (note 7)                                      620,971         590,536
                                                        ------------    ------------
TOTAL LIABILITIES                                          6,872,189       5,195,565
                                                        ------------    ------------

Minority interest                                              4,509           4,330

Commitments and contingencies (note 10)

SHAREHOLDERS' DEFICIT
             Capital Stock                                11,544,736      11,350,336
             Contributed surplus                           1,174,300       1,174,300
             Deficit                                     (14,450,694)    (13,990,374)
             Cumulative translation adjustment              (387,185)       (378,612)
                                                        ------------    ------------
                                                          (2,118,843)     (1,844,350)
                                                        ------------    ------------
                                                        $  4,757,855    $  3,355,545
                                                        ============    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
                                    (IN US$)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                ------------------                 -----------------
                                                             SEPTEMBER       SEPTEMBER       SEPTEMBER       SEPTEMBER
                                                                2002           2001             2002            2001
                                                           ------------    ------------    ------------    ------------

REVENUE                                                    $ 11,673,244    $  5,846,027    $ 32,725,096    $ 13,853,653

PHYSICIAN FEES AND OTHER DIRECT COSTS                         9,961,736       4,345,611      27,793,831       9,260,920
                                                           ------------    ------------    ------------    ------------
                                                              1,711,508       1,500,416       4,931,265       4,592,733
                                                           ------------    ------------    ------------    ------------
EXPENSES
            Salaries and benefits                          $    847,110    $    727,648    $  2,453,838    $  2,246,315
            General and administration                          260,751         267,977         692,811         677,981
            Occupancy costs and supplies                        391,046         350,238       1,162,931       1,095,612
            Public company costs                                 33,713          40,729          71,034         104,997
            Travel & Marketing                                   54,445          69,477         159,944         197,783
                                                           ------------    ------------    ------------    ------------
                                                              1,587,065       1,456,069       4,540,558       4,322,688
                                                           ------------    ------------    ------------    ------------

INCOME BEFORE INTEREST & FINANCING COSTS,
            AMORTIZATION & TAXES                                124,443          44,347         390,707         270,045

            Interest and financing expense                      246,738          94,439         556,478         204,556
            Amortization of capital assets                       66,936          85,575         187,017         260,519
            Amortization of goodwill                               --            34,803            --           110,696
            Amortization of other assets                           --            40,454            --           127,977
            Healthy Connect.com development costs                  --              --              --           271,295
            Dilution Gain                                          --              --              --           (25,938)
            Write down of Healthy Connect.com investment           --         1,540,986            --         1,540,986
            Loss on disposition                                  10,911            --            10,911          17,390
                                                           ------------    ------------    ------------    ------------
                                                                324,585       1,796,257         754,406       2,507,481
                                                           ------------    ------------    ------------    ------------

OPERATING LOSS BEFORE INCOME TAXES                             (200,142)     (1,751,910)       (363,699)     (2,237,436)
            Income taxes (recovery)                              (2,176)        (80,765)        (13,568)       (274,975)
                                                           ------------    ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST & PREFERRED SHARES            (197,966)     (1,671,145)       (350,131)     (1,962,461)

            Minority Interest                                     2,181           3,904           8,950         (36,180)

                                                           ------------    ------------    ------------    ------------
NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                      (200,147)     (1,675,049)       (359,081)     (1,926,281)

            Preferred share dividends                           (33,750)        (31,415)       (101,239)        (99,187)
                                                           ------------    ------------    ------------    ------------

NET LOSS                                                       (233,897)     (1,706,464)       (460,320)     (2,025,468)

DEFICIT, BEGINNING OF THE PERIOD                            (14,216,797)     (6,953,413)    (13,990,374)     (6,634,409)
                                                           ------------    ------------    ------------    ------------

DEFICIT, END OF THE PERIOD                                 $(14,450,694)   $ (8,659,877)   $(14,450,694)   $ (8,659,877)
                                                           ------------    ------------    ------------    ------------
                                                           ------------    ------------    ------------    ------------

BASIC LOSS PER COMMON SHARE                                $      (0.02)   $      (0.20)   $      (0.05)   $      (0.27)
                                                           ------------    ------------    ------------    ------------
                                                           ------------    ------------    ------------    ------------

WEIGHTED AVERAGE BASIC NUMBER OF COMMON SHARES                9,469,827       8,343,808       9,349,827       7,551,327
                                                           ------------    ------------    ------------    ------------
                                                           ------------    ------------    ------------    ------------


   The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  AS AT SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
                                    (IN US$)

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       ------------------             -----------------
                                                                  SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                                                      2002           2001           2002           2001
                                                                  ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss for the period                                  $  (233,897)   $(1,706,464)   $  (460,320)   $(2,025,468)
         Adjustments for:
              Amortization of capital assets                           66,936         85,575        187,017        260,519
              Amortization of goodwill and other assets                  --           75,257           --          353,698
              Deferred income taxes                                      --          (80,765)          --         (274,975)
              Write down of Healthy Connect.com investment               --        1,540,986           --        1,540,986
              Loss on sale of clinics                                    --             --             --           17,390
              Loss on disposal of capital assets                       10,911           --           10,911           --
              Dilution gain from HealthyConnect.com                      --             --             --          (25,938)
              Common shares issued for financing                         --             --          194,400           --
              Minority interest                                          --            3,904           --          (36,180)
              Investment in Next Generation Technology Holdings          --         (385,984)          --         (385,984)
                                                                  -----------    -----------    -----------    -----------
                                                                     (156,050)      (467,491)       (67,992)      (575,952)
         Increase (decrease) in non-cash working
          capital components                                           84,033        633,760        617,092       (700,652)
                                                                  -----------    -----------    -----------    -----------
                                                                      (72,017)       166,269        549,100     (1,276,604)
                                                                  -----------    -----------    -----------    -----------
                                                                  -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to capital assets                                  (21,864)       (74,179)      (375,328)      (127,529)
         Short term investments                                          --             --          102,051           --
         Other assets                                                    --          (40,306)          --        2,408,247
         Sale of investment in clinic                                    --             --             --          (15,099)
         Investment in HealthyConnect.com                                --       (1,061,821)          --       (1,540,986)
                                                                  -----------    -----------    -----------    -----------
                                                                      (21,864)    (1,176,306)      (273,277)       724,633
                                                                  -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Bank indebtedness                                               --         (253,540)    (1,128,330)      (561,447)
         Demand loan                                                  (18,379)          --          477,670           --
         Issue of common shares                                          --          930,788           --        1,328,318
         Issuance(repayment) of debt                                  (81,890)       495,262        521,689        490,851
         Deferred financing costs                                      39,150           --          (69,350)          --
         Due to minority Interest                                        (796)          --              179       (411,352)
         Due to related parties                                          --             --             --         (175,059)
                                                                  -----------    -----------    -----------    -----------
                                                                      (61,915)     1,172,510       (198,142)       671,311
                                                                  -----------    -----------    -----------    -----------

Effect of foreign currency exchange rate changes                      133,387        (42,128)        (9,126)       (45,820)

INCREASE (DECREASE) IN CASH                                           (22,409)       120,345         68,555         73,520
Cash, beginning of period                                              95,770         74,940          4,806        121,765
                                                                  -----------    -----------    -----------    -----------
Cash, end of period                                               $    73,361    $   195,285    $    73,361    $   195,285
                                                                  -----------    -----------    -----------    -----------
                                                                  -----------    -----------    -----------    -----------

         The accompanying notes are integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.

Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2002 and 2001

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

HOSPITAL STAFFING

The Company provides emergency room physician staffing services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital. The Company also provides nursing coverage to hospital emergency departments on a shift-by-shift basis. The Company charges a fixed hourly rate for every hour of nursing coverage provided. During the third quarter of 2002, the Hospital Staffing unit provided approximately 4000 hours of physician coverage and 1500 hours of nursing coverage per month for its' clients, compared to 4300 hours of physician coverage and 1500 hours of nursing coverage during the third quarter of 2001. Despite losing a major contract that generated 1,100 chargeable hours per month last year, the company has been successful in filling this gap by obtaining new contracts at other facilities. At September 30, 2002, the Company had 25 contracts for physician staffing and 8 contracts for nurse staffing compared to 13 contracts for physician staffing and 9 contracts for nurse staffing at September 30, 2001.

MEDICAL CLINICS

The Company is one of the largest physician practice management companies in Canada. At September 30, 2002, the Company owned and operated 22 family practice clinics throughout Canada; located in Ottawa (12), Toronto (2), London (3), Winnipeg (1), Edmonton (2) and Calgary (2). In addition to its own clinics, the Company provides administrative support services to physician practices including management, billing and staffing. This administrative support provides physicians with the ability to practice within a professional managed network and to concentrate on the clinical aspects of their practices.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2002 and 2001

1. ORGANIZATION AND DESCRIPTION OF BUSINESS (CONT'D)

HEALTHCARE SERVICES (DEPARTMENT OF NATIONAL DEFENCE)

In March of 2001, the Company was awarded an administrative management services contract to provide medical personnel to Canadian Forces Bases across Canada. The contract has two stages, an initial period of three years with a three year renewal option extending to March 31, 2007.

The Company recruits, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed at any one time. As at September 30, 2002, the Company managed approximately 770 employees and independent healthcare professionals in 39 bases across Canada. This compares to approximately 120 employees and independent healthcare professionals at 33 bases as at September 30, 2001. The Company has developed the capability to manage large multi-site, multi-provider contracts, on a national basis.

PHARMACEUTICAL SUPPORT

On March 15th, 2001, the Company signed a contract with Schering-Plough Canada as the national coordinator for the community-based infusion of RemicadeTM for the treatment of patients with rheumatoid arthritis and Chron's disease. At September 30, 2002, the Company had established 12 infusion sites compared to 4 infusion sites as at September 30, 2001.

LONG-TERM CARE

During April 2002, the Company commenced providing admission physical assessments and regular primary care to residents at long-term care facilities. During the three months ended September 30, 2002 the Company provided physicians and nurse practitioners to 4 long-term care facilities in Ontario.

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

These consolidated financial statements, footnote disclosures and other

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2002 and 2001

2. BASIS OF PRESENTATION (CONT'D)

information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Going concern

The consolidated financial statements have been prepared on principles applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at September 30, 2002, the Company had a working capital deficiency of $2,353,812 and a shareholders' deficit of $2,118,843.

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

(b) Revenue reporting

The company has adopted the provisions of Emerging Issues Committee ("EIC") - 123,issued by the Canadian Institute of Chartered Accountants (CICA). which became effective on January 1, 2002. EIC -123 addresses the reporting of revenue on a gross basis as a principal versus on a net basis as an agent.

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

MED-EMERG INTERNATIONAL INC.

Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2002 and 2001

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

(2) Hospital Staffing, Pharmaceutical support and Long-term care:

Revenue is reported on a gross basis.

MEII acts as a principal in providing these services. MEII contracts with emergency room physician personnel to provide services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centres. Under contract with Schering-Plough Canada, MEII acts as the national co-ordinator for the community-based infusion of RemicadeTM for the treatment of patients with rheumatoid arthritis and Chron's disease. During April 2002, MEII commenced a new line of business, which involves contracting with physicians and nurse practitioners to provide services to long-term care facilities in Ontario. MEII has the risk of non-collection from these revenue streams.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2002 and 2001

4. DEMAND LOAN

The demand loan amount is owing to Morrison Financial Services Limited (MFSL) under the terms described in note 6.

5. BANK INDEBTEDNESS

Bank indebtedness at December 31, 2001 was for borrowings from HSBC and as at September 30, 2002, all amounts owing had been discharged. This was achieved by obtaining alternative financing (see note 6) and by the foregiveness from HSBC of the principal sum of $227,891.

6. REFINANCING ACTIVITIES

On May 24, 2002 the Company issued a $720,000 discounted secured debenture, with net proceeds of $600,000 and repaid the bank loans from the net proceeds.

The terms of the secured debenture include:

     1.   maturity of June 1, 2003

     2.   an effective interest rate of 20% per annum

     3.   convertible into common shares at $1 per share

     4. repayable at $30,000 per month (for months five and six); $35,000 per month (for months seven through eleven); $395,000 in month twelve

     5.   216,000 restricted common shares issued to the debenture holders

     6. redeemable on or before 180th day from the date of the closing at 115% of the principal amount, and any date thereafter at 120% of the principal amount.

A principal shareholder of the Company has guaranteed the debenture, providing as security, unrestricted free trading common shares of the Company equivalent to 150% of the face value of the debenture. In exchange for the guarantee, the Company issued to the guarantor shareholder common share purchase warrants to purchase 100,000 common shares at $1.00 per share. In the event that the market value of the common shares provided as security falls below 200 % of the face amount of the debenture, the Company is required to pledge additional securities to return the market value to 200% of the face amount.

On June 28, 2002, MFSL paid HSBC $477,670 on MEII's behalf which was the balance owing under the forbearance agreement. The completion of the aforementioned financial transaction has the effect of reducing the Company's total debt by $227,891 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $477,670 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility has a term of one year, with an annualized interest rate of 34.22% that matures on June 28, 2003. In addition to the specific Standard Form Assignments (General), all amounts due to MFSL shall

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2002 and 2001

6. REFINANCING ACTIVITIES (CONT'D)

be secured by a general security agreement on all assets and undertakings of MEII, an assignment of all risk insurance policies and an assignment of key man life insurance of a director.

The Company has approximately $14,000 outstanding as at September 30, 2002 to Financial Institutions that are payable within the year.

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

8. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects applicable to the Company, with those in the United States ("U.S. GAAP") during the periods presented except with respect to the following:

Consolidated statements of operations

If U.S. GAAP were employed, net loss and shareholder's deficit for the period would be adjusted as follows:

                                                                 September        September
                                                                    2002             2001
          Net loss based on Canadian GAAP                          (460,320)     (2,025,468)
          Start-up costs amortized                                        0          31,977
          Goodwill amortization                                           0         (41,130)
          Dilution gain                                                   0         (25,938)
                                                               ------------    ------------

          Net loss based on U.S. GAAP                              (460,320)     (2,060,559)
          Primary loss per share                                      (0.05)          (0.27)

                                                                 September        December
                                                                    2002             2001
          Deficit based on Canadian GAAP                        (14,450,694)    (13,990,374)

          Goodwill amortization                                                  (1,096,800)
          Dilution gain                                                             (25,462)

                                                               ------------    ------------

          Deficit based on U.S. GAAP                            (14,450,694)    (15,112,636)
                                                               ============    ============

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2002 and 2001

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

The effect on shareholders' equity would be as follows:


                                                                      September       December
                                                                         2002           2001
          Capital stock                                               11,544,736     11,350,336
          Capital stock issued on purchase of YFMC Healthcare Inc.     1,087,872      1,087,872
          Ascribed fair value of share purchase warrants issued          (36,406)       (36,406)
                                                                     -----------    -----------

                   Net capital stock - U.S. GAAP                      12,596,202     12,401,802
                                                                     ===========    ===========

          Contributed surplus                                          1,174,300      1,174,300
          Share purchase warrants                                         36,406         36,406
                                                                     -----------    -----------
          Contributed surplus- U.S. GAAP                               1,210,706      1,210,706
                                                                     -----------    -----------

                   Deficit - U.S. GAAP                               (14,450,694)   (15,112,636)
                   Cumulative translation adjustment                    (387,185)      (378,612)
                                                                     -----------    -----------

          Shareholder's deficit - U.S. GAAP                           (1,030,971)    (1,878,740)
                                                                     ===========    ===========


(g) Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) establishes standards for reporting and display of comprehensive income and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the nine months ended September 30 2002 and 2001 would be adjusted as follows:

                                                     September     September
                                                       2002          2001
          Net income (loss) (U.S. GAAP)               (460,320)   (2,025,468)
          Foreign currency translation adjustment       (8,573)     (220,618)
                                                    ----------    ----------
          Comprehensive loss                          (468,893)   (2,246,086)
                                                    ==========    ==========


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2002 and 2001

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

                                                    September 30, 2002
                                    -----------------------------------------------------

                                    Hospital      Medical      Healthcare
                                    Staffing      Clinics       Services     Consolidated
                                    --------      -------       --------     ------------

                                            Three months ended September 30, 2002
                                    -----------------------------------------------------
Revenue                             1,533,821    2,007,981     8,131,442      11,673,244
Gross margin                          277,007      946,277       488,224       1,711,508
Operating income                       75,881     (122,992)      171,554         124,443


                                             Nine months ended September 30, 2002
                                    -----------------------------------------------------

Revenue                             4,088,600    6,014,533    22,621,963      32,725,096
Gross margin                          707,155    2,868,191     1,355,919       4,931,265

Operating income                      128,123     (219,174)      481,758         390,707

Assets employed at end of period    1,054,430    1,709,513     1,993,912       4,757,855
Depreciation and amortization          38,435      121,282        27,300         187,017

                                                    September 30, 2001
                                    -----------------------------------------------------

                                    Hospital      Medical      Healthcare
                                    Staffing      Clinics       Services     Consolidated
                                    --------      -------       --------     ------------

                                            Three months ended September 30, 2001
                                    -----------------------------------------------------
Revenue                             1,739,317    1,601,806     2,504,904       5,846,027
Gross margin                          332,554      760,788       407,074       1,500,416

Operating income                      131,819     (235,070)      147,598          44,347


                                             Nine months ended September 30, 2001
                                    -----------------------------------------------------

Revenue                             5,024,731    5,428,338     3,400,584      13,853,653
Gross margin                          821,859    2,766,699     1,004,175       4,592,733

Operating income                      148,520     (273,382)      394,907         270,045

Assets employed at end of period    3,774,016    4,198,787       708,351       8,681,154
Depreciation and amortization          46,444      443,798         8,950         499,192

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2002 and 2001

10. COMMITMENTS AND CONTINGENCIES

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements of Med-Emerg International Inc. ("MEII" or the "Company) included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the adequacy of capital resources and other statements regarding trends relating to various revenue and expense items, could be affected by a number of uncertainties and other factors beyond management's control

OVERVIEW

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

The Company has achieved revenue growth of 136% year-over-year for the nine months ended September 30. Growth was obtained from our traditional businesses in part by way of taking advantage of the Company's national presence. Importantly, the Company has reported a third consecutive quarter of positive Income before interest & financing costs, amortization and taxes.

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

In March 2001, the Company and Schering Canada Inc, entered into an agreement whereby the Company undertakes to recruit, credential and install new infusion sites across Canada to deliver RemicadeTM infusion services to patients suffering from Crohn's Disease and rheumatoid arthritis. It is estimated that approximately 40,000 patients in Canada suffer from the debilitating effects of these two diseases. As at September 30, 2002, there were approximately 900 patients receiving infusions. It is anticipated that the number of patients participating in this program will reach 1,000 by December 31, 2002.

During the three months ended September 30, 2002, the Company has continued to provide physicians and nurse practitioners to 4 long-term care facilities in Ontario. The Company intends to expand this business unit in 2002.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

The Company incurred a net loss of $233,897, or -0.02 per common share for the three months ended September 30, 2002 compared to a net loss of $1,706,464, or -0.20 per common share for the three months ended September 30, 2001. The net loss was $460,320 or -0.05 per common share for the nine months ended September 30, 2002 compared to $2,025,468 or -0.27 per common share for the nine months ended September 30, 2001.

REVENUE

The Company's revenue for the three months ended September 30, 2002 increased to $11,673,244, compared to $5,846,027 for the three months ended September 30, 2001, or 100%. For the nine months ended September 30, 2002 revenue increased to $32,725,096 compared to $13,853,653 for the nine months ended September 30, 2001. This revenue growth was due to securing a management service contract with the Department of National Defence that commenced in March 2001.

Revenue from Health Services Division amounted to $8,131,442 for the three months ended September 30, 2002 compared to $2,504,904 for the three months ended September 30, 2001. Health Services revenue for the nine months ended September 30, 2002 increased to $22,621,963 from $3,400,584 for the nine months ended September 30, 2001. As at September 30, 2002, the Company provided approximately 770 medical personnel at DND bases across Canada, compared to 120 as at September 30, 2001.

Revenues from the Hospital Staffing unit decreased to $1,533,821 for the three months ended September 30, 2002 compared to $1,739,317 for the three months ended September 30, 2001 a decrease of approximately 12%. For the nine months ended September 30, 2002 Hospital Staffing revenue was $4,088,600 compared to $5,024,731 for the nine months ended September 30, 2001 a decrease of approximately 19%. The decrease in revenues resulted from the loss of a physician contract.

For the three months ended September 30, 2002, revenues from Medical Clinics unit increased to $2,007,981 or approximately 25% from $1,601,806 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 Medical Clinics revenues increased to $6,014,533 or 11% from $5,428,338 for the nine months ended September 30, 2001. The increase resulted from adding a new clinic location in May of 2002 and with a focus of trying to increase physician hours at all clinic locations.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) for the three months ended September 30, 2002 increased to $1,711,508 or about 14%, compared to $1,500,416 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, gross margin increased to $4,931,265 or approximately 7% from $4,592,733 for the nine months ended September 30, 2001. This increase in gross margin was due to the Department of National Defence management service contract.

Physician fees and direct costs for the quarter ended September 30, 2002 increased to $9,961,736, compared to $4,345,611 for the three months ended September 30, 2001, an increase of approximately 129%. The physician fees and direct costs for the nine months ended September 30, 2002 was $27,793,831 compared to $9,260,920 for the nine months ended September 30, 2001. Physician fees and other direct costs increased as a percent of revenue to approximately 85% of revenue for the nine months ended September 30, 2002 compared to approximately 67% of revenue for the nine months ended September 30, 2001. This increase reflected the inclusion of the DND contract where physician fees are a greater percentage of revenue than that of the Company's other business units.

OPERATING EXPENSES

Operating expenses totaled $1,587,065 for the three months ended September 30, 2002 compared to $1,456,069 for the three months ended September 30, 2001, an increase of approximately 9%. For the nine months ended September 30, 2002 operating expenses increased to $4,540,558 or approximately 5% from $4,322,688 for the nine months ended September 30, 2001. The increase is the result of supporting the growing Healthcare Services contract.

INCOME TAXES

The Company has loss carry forwards of approximately $5 million to be applied against future corporate income taxes.

LIQUIDITY AND CAPITAL RESOURCES
As at September 30, 2002, the Company had a working capital deficit of $2,353,812.

On June 28th, 2002, the Company repaid all amounts owing to its primary banker from the proceeds of financing secured on May 24, 2002. The Company issued a $720,000 discounted secure debenture for net proceeds of $600,000 repayable on June 1, 2003. The balance owing as at September 30,2002 is $630,000.

The company finances working capital needs for the DND contract through a financing facility in the amount of $2.7 million ($4.3 million Canadian funds).

In June 2002, the lender provided the Company an additional full recourse invoice discounting facility of up to $477,670 (note 4) to support its general working capital needs.

The additional facility is secured by a general agreement and a postponement and subordination of all security in respect of this financing.

ITEM 3: CONTROLS AND PROCEDURES

Included on the signature page of this report is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure procedures are designed to comply with the regulations established by the Securities and Exchange Commission.

Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the third quarter ended September 30, 2002 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

PART II  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25, 2002 the Company held its 2001 Annual and special meeting of shareholders at which the following proposals were adopted:(i) the election of the Company's Board of Directors, and (ii) the appointment of Schwartz, Levitsky, Feldman, llp, Chartered Accountants to serve as the Company's independent accountants for the ensuing year; (iii) to approve a resolution to amend the stock option plan (the "Stock Option Plan"); (iv) to approve resolutions passed by the directors of the Company on April 16 and May 7, 2001

Proposal 1

Each of the following were elected to serve on the Company's Board of Directors:

William Thomson            4,375,730 Shares in Favor 0         Shares Against
                           ---------                 -
Ramesh Zacharias           4,361,380 Shares in Favor 14,350    Shares Against
                           ---------                 ------
Patrick Michaud            4,375,730 Shares in Favor 0         Shares Against
                           ---------                 ---------
Dr. Frank Baillie          4,375,730 Shares in Favor 0         Shares Against
                           ---------                 -

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

                          MED-EMERG INTERNATIONAL INC.

                             By:      /s/ Ramesh Zacharias
                                 -----------------------------
                             Ramesh Zacharias
                             Chief Executive Officer

Date: November 14, 2002

ITEM 5.  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Below are the certifications that need to be included on the signature page:

CERTIFICATIONs

I, Dr. Ramesh Zacharias, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Med-Emerg International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                             ----------------
                             Dr. Ramesh Zacharias
                             Chief Executive Officer

I, John Jarman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Med-Emerg International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                             ----------------
                             John Jarman
                             Chief Financial Officer