Form 10-K
period 2002-12-31
MED EMERG INTERNATIONAL INC
filed 2003-03-31
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Securities registered or to be registered pursuant to Section 12(b) of the Act.
(Title of each class)               (Name of each exchange on which registered)
COMMON STOCK, NO PAR VALUE          OTC Bulletin Board
REDEEMABLE COMMON STOCK
PURCHASE WARRANTS                   OTC Bulletin Board

Securities registered or to be registered pursuant to Section 12(g) of the Act.
COMMON STOCK, NO PAR VALUE          OTC Bulletin Board
REDEEMABLE COMMON STOCK
PURCHASE WARRANTS                   OTC Bulletin Board
Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act. NONE

The Common Shares and Redeemable Common Stock Purchase Warrants are no longer listed on the Boston Stock Exchange.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes___ No [X].

          The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company's Common Stock as reported on the OTC Bulletin Board on March 28, 2003) of the registrant held by non-affiliates on December 31, 2002 was approximately US$ 6,473,483.

          As of March 28, 2003, 9,519,828 shares of the registrant's Common Stock were outstanding.

(All figures in US dollars unless otherwise noted.)

PART I

ITEM 1: BUSINESS

BACKGROUND

Med-Emerg International Inc. ("MEII" or the "Company") was founded in 1983 by Dr. Ramesh Zacharias to provide emergency room (ER) physician coverage to rural hospitals during nights and weekends. The Company has grown into one of Canada's largest providers of ER physician coverage. Since inception, MEII has provided staffing solutions to over 60 hospitals across the country.

Today, the Company is Canada's premier physician management provider, supplying more than 45,000 hours of ER physician coverage to hospitals in Ontario, Newfoundland and Manitoba annually. In addition, MEII also manages a network of 137 family physicians in 21 medical practices across Canada, treating almost 500,000 patients per year. In 2001, the Company was awarded the contract to provide more than 800 physicians, dentists, nurses, pharmacists and other regulated health professions for all 39 of Canada's Department of National Defence bases. In December of 2002, the Company was awarded the second phase of a contract to supply healthcare providers to Canadian Forces overseas. MEII is now the supplier of healthcare to Canada's military whether in Canada or deployed anywhere around the world. In 2001, the company leveraged its clinic network and was awarded a contract to provide infusion services for Remicade to patients in Ontario suffering from Rheumatoid Arthritis and Crohn's Disease. That network of 15 infusion clinics provides more that 5,000 infusions per year of this remarkable new medication. Taking advantage of its ability to provide creative healthcare solutions, the Company was awarded two contracts to provide integrated physician - nurse practitioner primary care services to two of Canada's larger mental health institutions at Whitby Mental Health and Centre for Addiction and Mental Health in Toronto. In 2001-2002, MEII was contracted by West Haldimand County and Chatham Kent to review services provided by the hospital emergency departments and recommend strategies to recruit and retain physician services in these communities.Last year, the Company began providing physician services to long term care facilities in Ontario, one of the fastest growing segments of the health care sector. Providing primary care, medical directorship and 7/24 physician services to now more than 1200 beds in the province, the Company is poised to play a significant role in providing an integrated primary care model to this rapidly expanding marketplace.

In its twenty-year history, the Company has also conducted several international consulting assignments for healthcare clients in Saipan, the Cayman Islands, Malaysia and India, including feasibility studies, identification of medical service needs, planning of healthcare delivery systems and developing marketing strategies. In 1997, the Company completed a consulting assignment to provide an integrated strategic plan for the delivery of health and social services in the Northwest Territories in Canada, the costs of which were funded by the Northwest Territory Provincial government.

MEII has demonstrated industry leadership in Canada by providing integrated professional management services in the delivery of healthcare to the Canadian healthcare consumer. The Company's operations are divided into five units; Hospital Staffing, Medical Clinics, Government Healthcare Services (includes Department of National Defence), Pharmaceutical Support and Long-Term Care. The Company intends to broaden its recruiting and management services over a wider geographic base and pursue opportunities for its expertise in the pharmaceutical industry.

MEII believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and the current restructuring initiatives within the healthcare industry in Canada. Specifically, the Company's strategy is to leverage its 20 years of physician recruitment experience to become a dominant player in healthcare management services. Now with more than 1,200 physicians, nurses, dentists, pharmacists, physiotherapists and other regulated healthcare professionals employed by the company, MEII is poised to play a dominant role in the delivery and management of Canada's healthcare system.

THE COMPANY

The "Company" includes: (i) Med-Emerg International Inc.; (ii) its' wholly-owned subsidiaries, Med-Emerg Urgent Care Centres Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., 927563 Ontario Inc. and 927564 Ontario Inc.; (iii) its indirect wholly-owned subsidiaries Med-Emerg Inc. and Med Plus Health Centres Ltd., which is wholly-owned by 927563 Ontario Inc. and 927564 Ontario Inc., respectively; (iv) its 75% owned subsidiary, Doctors on Call Ltd.; (v) its 51% owned subsidiary Caremedics (Elmvale) Inc. which is wholly owned by Med-Emerg Elmvale Clinic Inc., and (vi) its indirect wholly-owned subsidiaries of 1180668 Ontario Inc., owner of 1024528 Ontario Ltd. o/a Caresource Physiotherapy and 1292363 Ontario Corp., which are wholly-owned by 1189543 Ontario Inc., and YFMC Healthcare (Alberta) Inc., a subsidiary of YFMC Healthcare Inc.

The Company's operations are divided into five units: Hospital Staffing, Medical Clinics, Government Healthcare Services (including Department of National Defence), Pharmaceutical Support and Long-Term Care. The following represents a brief description of those units:

1. HOSPITAL STAFFING

The Company provides ER physicians and ICU nurse staffing services to approximately 26 hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. In 1991, the Company introduced registered nurses into its staffing mix, when it developed a cost-effective model for the Lester B. Pearson International Airport utilizing "expanded role" registered nurses. The Company went on to launch a business devoted entirely to the provision of emergency trained registered nurses to hospitals in 1997. In 2002, the hospital staffing unit provided approximately 45,000 hours of physician coverage and 25,000 hours of nursing coverage for its' clients. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital.

In addition to hospital staffing, the Company has experience in providing unique integrated staffing solutions in other healthcare settings. In 1996, the Company was approached by the Whitby Mental Health Centre to recruit five new primary care physicians to augment their existing resources. Upon a review of the patient population, the types of cases being treated, and the total cost of the current system, the Company pioneered an integrated health care model, combining Primary Care Physicians with Primary Health Care Nurse Practitioners, becoming the first organization to introduce Nurse Practitioners into a mental health setting. The program, now operational for five years, has received high satisfaction ratings from both staff and patients. In January 2002, the Whitby Mental Health Centre was the recipient of the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. The Company has since been contracted by the Centre for Addiction and Mental Health (CAMH), a large multi-site psychiatric facility to provide a review of its primary care program and has implemented the same type of delivery model that was used at the Whitby site.

HOSPITAL STAFFING OPERATIONS

The principal operating activities of the Hospital Staffing Division include the following:

RECRUITMENT AND CREDENTIALING. MEII has developed into one of the larger providers of physician and nurse recruitment and placement services to many communities and hospitals across Canada. Services include the complete assessment of a community's needs, practice opportunities, the development of a recruitment strategy and implementation process.

The recruitment and certifying of credentials of qualified independent contract physicians and nurses are a central aspect of the Company's operations. Full-time employees of the Company are dedicated to recruiting and certifying credentials of the independent contract physicians for the Company. The Company recruits physicians from three groups. The first group is recruited directly from postgraduate training programs. Seminars are held in most of the teaching hospitals in Ontario, with plans to provide seminars across Canada to educate all the residents in family medicine and other specialties about career opportunities in the Company. The second and third groups recruited are established family physicians with an interest in emergency medicine and full-time emergentologists. The Company has developed a database that tracks the physicians during their medical career. This database enhances the Company's ability to maximize the medical service contribution of each physician. In the Canadian healthcare environment there exists a significant shortage of qualified physicians. One measure of value of a physician management organization is its ability to access, in a timely manner, the physicians required from the organization's database. As part of its recruiting strategy, the Company has established a stock option plan and group benefits plan in which its contracted physicians can participate.

Qualified independent contract nurses are recruited through advertising, word-of-mouth and trade shows. Nurses must have two years of experience in critical care nursing and possess Basic Life Support ("BLS") training and preferably Advanced Cardiac Life Support ("ACLS") training.

QUALITY ASSURANCE. The Company maintains a Quality Assurance program designed to ensure consistency in clinical practice performance. These systems are subject to review and examination by independent hospital credential and regulatory agencies. As part of the Company's quality assurance program, all physicians are required to have ACLS and ATLS certification, provide a Certificate of Professional Conduct from the College of Physicians and Surgeons of Ontario, be approved by the credentialing committee in their respective hospitals that are governed by the Public Hospital Act, maintain adequate malpractice coverage, and maintain continuing medical education credits. The efficiency of these systems, and the performance of the Company's contract physicians are critical to maintaining a good relationship with the hospitals, as well as minimizing the exposure of the Company to liability claims.

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

BILLING AND COLLECTION OF SERVICES. Fees generated by emergency department coverage of physicians are comprised of two elements: (i) hospital administrative fees which is on fixed fee or on a fee for service basis; and
(ii) physician services. Under each hospital contract, the Company has the responsibility for the billing and collection of physician fees. The Company's bad debt experience in collection of physician fees has historically been less than 1% of allowable billings.

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

RECRUITMENT OF ER PHYSICIANS

The Company identifies, recruits and screens potential candidates to serve as emergency room physicians in hospitals for the Company's contract staffing services. The Company then enters into contracts with physicians who meet its qualifications and provides those physicians as candidates for admission to the hospital's medical staff. The Company requires all physicians to be currently licensed to practice medicine in the appropriate provinces and to be Advanced Cardiac Life Support ("ACLS") or Advanced Trauma Life Support ("ATLS") certified before entering into a contract for the physician's services.

The terms and conditions of the Company's contracts with physicians generally provides that the Company place the physician in a functioning facility and the Company collects all fees due to the physician for rendering services. MEII pays the physician for the medical services provided based on terms agreed to between the Company and the physician. These contracts generally contain the following provisions: each physician is not an employee of the Company but is instead an independent contractor of services to various medical facilities under contract with the Company; each physician must remain in good standing with the College of Physicians & Surgeons of the appropriate provinces be licensed to practice medicine in that province; each physician must remain in good standing with the Canadian Medical Protective Association ("CMPA") and have appropriate CMPA coverage to provide physician services to patients while working with the Company. Physicians are bound by a non-competition restriction not to provide services at any hospital where the Company has a contract for one year following the contract term. Each physician full-time contract has a term of twelve months and renews automatically for an additional twelve months.

CONTRACTS WITH HOSPITALS FOR PHYSICIAN STAFFING.

MEII generally provides contract physician staffing services to hospitals on either of the following arrangements: fee-for-service contracts, or fixed fee per shift to the hospital. Physicians under contract to the Company authorize the Company to bill and collect fees. Depending upon the hospital patient volume, the Company may receive a subsidy from the hospital. Pursuant to such contracts, MEII assumes responsibility for billing and collection and assumes risks of administrative error and subsequent non-payment. All of these factors are taken into consideration by the Company in arriving at appropriate contractual arrangements with healthcare institutions and professionals. The hospital contracts are generally for one year, terminable by either party upon two months written notice, and automatically renew if not terminated.

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

RECRUITMENT OF ER NURSES.

The Company recruits and screens potential candidates to serve as emergency room nurses in hospitals that have contracted for the Company's staffing services. The Company then enters into contracts with nurses who meet its qualifications. The Company requires all nurses to be Basic Life Support ("BLS") certified and prefers Advanced Cardiac Life Support ("ACLS") certification. Nurses must have a minimum of two years experience in emergency departments and pass a written examination that tests their skills as a critical care nurse.

MEII bills a fixed hourly rate to the hospital for each hour of service provided by a nurse under contract with the Company. The nurses are paid a lower fixed hourly rate on the 15th and 30th of each month.

2. MEDICAL CLINICS

The Company began expanding its healthcare services in the early 1990's, in response to the changing needs of patient care. The Company opened three immediate care clinics in London and Mississauga, well before the concept became popular in Ontario. Today, the Company is one of the largest physician practice management companies, owning and operating 21 family practice clinics throughout Canada; located in Ottawa (11), Toronto (2), London (3), Winnipeg (1), Edmonton (2) and Calgary (2). With a repository of more that 2,000,000 patient charts and providing care to more than 500,000 patients per year, the Company also provides administrative support services to physician practices including management, billing, staffing etc.

Beginning in 2001 and continuing in 2002, the Company began a major restructuring of its clinic facilities. Several small, unprofitable sites were closed or consolidated into larger group practices that will leverage the overhead costs into a more profitable model. The Company then developed business relationships with several of the large retail pharmacy chains to build or manage group medical practices adjacent to drug stores. In addition, the Company was engaged by several small rural communities to assist in the development of their physician recruitment and retention programs. One of the projects signed in 2001, resulted in the Company being retained to build and manage a multi-physician practice that is adjacent to the local pharmacy. The clinic is electronically linked to the hospital's information technology systems providing seamless access to patient information.

3. GOVERNMENT HEALTHCARE SERVICES

DEPARTMENT OF NATIONAL DEFENCE

In August of 1998, the Company was approached by the Department of National Defence (DND) to recruit a civilian anesthetist. The civilian anesthetist was needed to support the DND's Advanced Surgical Centre in Coralici, Bosnia for a period of three months. The DND approved the Company's candidate and formalized a contract for the provision of anesthetist coverage by this physician.

In May of 1999, with the arrival of refugees from Kosovo, Citizenship and Immigration Canada (CIC) retained the Company to coordinate and provide on site services to the refugee population at Canadian Forces Base (CFB) Borden and CFB Gagetown. The Company, with its extensive network of primary care physicians, ER physicians, specialists and nurse practitioners was able to provide the above services within 72 hours at CFB Borden and within seven days at CFB Gagetown. Physicians were recruited from the Company's database of physicians in addition to utilizing relationships with external sources. The Company continued to provide the on-site service and necessary administration for the duration of the stay of the refugees of approximately 10 weeks.

In March of 2001, the Company was then awarded the administrative management services contract, the largest of its kind, to provide up to 400 medical personnel to the thirty-three Canadian Forces Bases across Canada. The contract has two stages, an initial period of three years with another three year renewal option extending to March 31, 2007. As the service administrator, the Company recruits, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed at any one time. The contract was subsequently broadened, and as at December 31, 2002, the Company managed more than 800 employees and independent healthcare professionals in 39 bases across Canada.

The primary benefit to DND from this contract will be the existence of a "one stop shopping" arrangement for the military base. As part of a national organization, the Company's recruiters source health service providers from all regions of Canada. By developing a long-term relationship with their employees and sub-contractors, and being able to react quickly to changing local conditions, the Company provides some stability in the workforce and enhances continuity in the delivery of patient care for the DND. The Company has demonstrated the capability to manage large multi-site, multi-provider contracts, on a national basis.

In December of 2002, the Company was retained to provide healthcare services for the CANCAP contract recently awarded by the Department of National Defence to SNC-Lavalin PAE Inc. Under this five year contract, MEII will provide all contract healthcare services to the Canadian soldiers, sailors and air force personnel deployed outside of Canada. On any given day, thousands of Canadian Forces (CF) members are preparing for, engaged in or have returned from overseas missions. Since 1947, the CF has completed 73 international operations.

The Company will apply knowledge gained about the unique healthcare requirements of the Canadian Forces through its in-garrison contract, to the CANCAP contract. This new project will enable the MEII to provide continuity of care for the men and women in uniform whether they are deployed overseas or at home in Canada.

OTHER GOVERNMENT HEALTHCARE AGENCIES

In 2002, Corrections Canada awarded the Company a contract to provide dentists, and dental hygienists to the three Kingston-area Penitentiaries. In addition, the company was awarded a contract to provide after hours physician services to all 13 federal Corrections Canada facilities in Ontario.

Based on its experience with the Department of National Defence and Corrections Canada, the Company is aggressively pursuing business development opportunities with other government departments that are responsible for the provision of healthcare. Provincial correctional facilities, the Royal Canadian Mounted Police and Canada's First Nations are a few examples of the potential new markets where MEII's services would bring considerable value to the publicly funded healthcare system that exists in this country.

4. PHARMACEUTICAL SUPPORT

On March 15th, 2001, the Company signed a contract to become the coordinator for the community-based infusion of Remicade(TM). This multi-year contract with Schering-Plough Canada capitalizes on the Company's national network of health placement coordinators to provide timely access to clinics for the treatment of patients with disabling Rheumatoid Arthritis and Crohn's Disease. The Company has established fifteen infusion sites, and is projected to open approximately five more by the end of December 31st, 2003. Through its Pharma Support program, MEII provides a turn-key solution that manages all aspects of the referring specialist process, including scheduling, benefit coordination, infusions and reporting.

With the knowledge and skills that it has developed providing infusion services, the Company is now pursuing business development opportunities to provide additional services to pharmaceutical manufacturers including other infusion products, coordination of clinical trials and provision of compliance programs.

5. LONG-TERM CARE

The problem of physician shortages is evident not only in hospitals in Ontario but also in its long-term care facilities. The Company has received requests from long-term care facilities for physicians to provide admission physical assessments and regular primary care to residents. Residents of these facilities are typically not cared for by their family physicians once they are transferred to long term care facilities, thus they lack routine primary healthcare. During April 2002, the Company commenced providing admission physical assessments and regular primary care to residents at long-term care facilities. As at December 31, 2002 the Company provided physicians and nurse practitioners to 10 long-term care facilities in Ontario, and has just obtained a contract with another facility to provide services on April 1, 2003. The Company has developed and now sells a comprehensive eight-part training program for registered nursing staff that it conducts twice annually for several of its long-term care facility clients.

FACTORS AFFECTING MEII'S BUSINESS

REGULATION OF HEALTHCARE IN CANADA

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

Under a combination of statutory provisions, both federal and provincial, physicians are prohibited from billing their patients for fees in excess of those payable for services listed in the Provincial Schedule of Benefits. The Canada Health Act allows for cash contributions by the federal government in respect of insured health services provided under provincial healthcare insurance plans. In order for a province to qualify for a full cash contribution, there is a requirement that the provincial healthcare insurance plan satisfy the criteria set out in the Canada Health Act. In addition, the provincial plan must ensure that no payments are permitted in respect of insured health services that have been subject to extra billing.

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

Business corporations are legally prohibited from providing, or holding themselves out as providers of, medical care in many provinces. While the Company will seek to structure its operations to comply with the provincial laws relating to the corporate practice, given varying and uncertain interpretations of such laws, the Company would be found in compliance with restrictions on the corporate practice of medicine in all provinces. A determination that the Company is in violation of applicable restrictions on the practice of medicine in any province in which it operates or could operate could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such province.

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

EMPLOYEES

As of March 28, 2003, the Company had 560 full-time employees, 42 were employed in administration, 67 were employed in the Company's clinics, 97 nurses were employed to work at various hospitals, and 354 were employed to carry out the contract with the DND. The Company believes its' relations with its' employees to be good. The Company's employees do not belong to a union and there is no collective bargaining agreement covering employees. The Company also has approximately 325 contractors engaged on a full-time basis.

ITEM 2: PROPERTIES

The Company's principal executive office is located at 2550 Argentia Road, Suite 205, Mississauga, Ontario. The principal office occupies approximately 7,500 square feet of space under a lease that expires in April, 2004 at an average annual rental rate of approximately $122,000. The Company believes that its current office space is adequate for its Company's future needs.

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

The Company is in receipt of two claims from former employees, claiming damages for breach of contract and/or severance pay. The Company is conducting an internal investigation of these complaints and is prepared to defend itself. In the event that the Company must pay both claims, the maximum amount payable would be $108,000.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended, December 31, 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Shares and Redeemable Common Stock Purchase Warrants are listed for trading under the symbols "MDER" and "MDERW", respectively, on the OTC Bulletin Board. From February 12, 1998 to April 16, 2001 the Company's Common shares and Redeemable Common Stock Purchase Warrants were listed on the NASDAQ Small Cap Market. Since April 16, 2001, the Company's Common Shares have been listed on the OTC Bulletin Board. The Common Shares and Redeemable Common Stock Purchase Warrants are no longer listed on the Boston Stock Exchange.

The following table sets forth the range of high and low sales prices from First Quarter of 2001:

                                                 COMMON SHARES
                                             ---------------------
                                             HIGH             LOW
                                             ----             ----
First Quarter, 2002                          1.00             .65
Second Quarter, 2002                         1.00             .70
Third Quarter, 2002                          1.00             .75
Fourth Quarter, 2002                          .81             .45
First Quarter, 2001                           .688            .406
Second Quarter, 2001                         1.05             .53
Third Quarter, 2001                          1.3              .70
Fourth Quarter, 2001                         1.24             .55

There were 49 holders of record of the Company's Common Stock as of March 28, 2003.

The Company has never paid or declared cash or stock dividends on its common stock. The payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Company intends, for the foreseeable future, to retain any future earnings for use in its business.

On February 13, 2001 a director was issued 486,112 common shares in consideration of services. The fair value of these shares was $243,000 at the time of issue.

Pursuant to an agreement dated April 6, 2001, the Company issued 1,000,000 common shares through private placement for proceeds of approximately $493,000 (before issuance costs).

In 2001 a former employee surrendered 41,607 common shares in settlement of a loan.

As part of the disposition of HealthyConnect.com Inc. ("HCCI"), the Company issued 1,077,440 common shares to the minority shareholders of HCCI.

On May 23, 2002 the Company issued 216,000 shares to Wellington Capital Corporation as consideration payable under a re-financing arrangement.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto, other financial data, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                US $
                                                    YEAR ENDED DECEMBER 31, 2002
                                              ---------------------------------------
                                                  2002          2001          2000
                                              -----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:
   Revenue                                     45,044,310    23,058,455    15,532,767
   Physician Fees and Other Direct Costs       38,381,541    16,869,850    10,011,764
                                               ----------    ----------    ----------
   Gross Profit                                 6,662,769     6,188,605     5,521,003

   Operating Expenses before undernoted
      items                                     6,118,067     5,903,954     6,103,860

   Depreciation and Amortization                  297,374     3,503,728     1,629,437
   HealthyConnect.com                                  (-)    1,375,584     1,730,691
   Other expense (income)                         854,781       934,405      (478,972)
                                               ----------    ----------    ----------
                                                7,270,222    11,717,671     8,985,016

   Loss before income taxes                      (607,453)   (5,529,066)   (3,464,013)

   Provision for Income Taxes (Recovery)          (13,570)    1,248,016      (978,189)
   Net loss                                      (738,647)   (6,876,437)   (2,298,841)

   Basic Loss per Common Share (1)                  (0.09)        (0.84)        (0.40)

BALANCE SHEET DATA:

   Working (Deficit) Capital                  $(2,461,282)  $(1,931,980)  $(2,471,958)

   Total Assets                                 3,641,207     3,421,080     9,337,589

   Long-term Debt                                       -             -        11,537

   Shareholders' (Deficit) Equity              (1,698,340)   (1,253,814)    4,142,345

(1) Basic income (loss) per common share reflects net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MEII, based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians for hospitals and clinics in Canada. Though emergency-related services are still an important component of the Company's business, MEII has expanded to offer a wide variety of medical services including nurse staffing, medical clinics, the recruitment of various healthcare professionals to fulfill a contract with the Department of National Defence, and a contract with Schering Plough Canada Inc. a leading pharmaceutical company, to provide infusion services to patients.

The Company is positioned to build on its industry leadership by providing integrated professional management services in the delivery of healthcare to the healthcare consumer. The Company's operations are divided into five units: Hospital Staffing, Medical Clinics, Government Healthcare Services, Pharmaceutical Support, and Long-Term Care.

In April, 2002, the Company commenced providing physicians and nurse practitioners to four long-term care facilities and as at December 31, 2002 MEII supported 6 facilities in Ottawa and 4 facilities in the Greater Toronto Area (GTA). The Company intends to expand this business unit in 2003 to provide services to 20 facilities.

In May, 2002, Corrections Canada awarded the Company a contract to provide dentists, and dental hygienists to the three Kingston-area Penitentiaries. In addition, in July, 2002 the company was awarded a contract to provide after hours physician services to all 13 federal Corrections Canada facilities in Ontario.

In December of 2002, the Company was retained to provide healthcare services for the CANCAP contract recently awarded by the Department of National Defence to SNC-Lavalin PAE Inc. Under this five-year contract, MEII will provide all contract healthcare services to the Canadian soldiers, sailors and air force personnel deployed outside of Canada. On any given day, thousands of Canadian Forces (CF) members are preparing for, engaged in or have returned from overseas missions. Since 1947, the CF has completed 73 international operations. With the addition of the CANCAP contract, MEII will now be the provider of healthcare to Canada's military both home and abroad.

In 2001, the Company was awarded the contract for civilian in-garrison healthcare services for the Department of National Defence. The contract, the largest of its kind in Canada is a six year agreement (3 year agreement plus a 3 year renewal option) that will see the Company recruit and staff an annual complement in excess of 800 full time healthcare providers in all Canadian Forces Bases. The Company receives an annual administrative fee to recruit and manage required personnel. Annual revenue for services provided under this contract is expected to exceed $34 million for fiscal 2003, of which approximately $32 million will be paid to the healthcare providers supporting this contract. The Company's staff who manage this project have previous Canadian military experience and this experience has been instrumental to match the project requirements to the specific needs of the Canadian Forces. This contract and its supporting infrastructure create a horizontal platform to allow the Company to secure of other major government staffing contracts.

In March 2001, the Company and Schering Canada Inc., a leading Canadian pharmaceutical supplier, entered into an agreement to pay the Company a management fee to recruit, credential and install new infusion sites across Canada to deliver Remicade(TM) infusion services to patients suffering from Crohn's Disease and rheumatoid arthritis. Remicade(TM) reduces inflammation in patients with Crohn's disease and rheumatoid arthritis. It is estimated that approximately 40,000 patients in Canada suffer from the debilitating effects of these two diseases. Under this agreement, the Company coordinates and manages infusion services for patients referred to it by physicians at its clinic locations. By December, 2002, there were approximately 975 patients registered with the Company for this program, receiving regular infusions. It is anticipated that the number of patients participating in this program will reach 1,400 by the end of 2003.

Forward-looking statements of MEII, included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the adequacy of capital resources and other statements regarding trends relating to various revenue and expense items, could be affected by a number of uncertainties and other factors beyond management's control.

FINANCIAL OVERVIEW

The Company reported a net loss of $738,647 for the year ended December 31, 2002 compared to a net loss of $6,876,437 for the year ended December 31, 2001. The loss amounted to $0.09 per share for the year ended December 31, 2002 compared with a loss of $0.84 per share the previous year. As the Company implemented their strategic plan of realigning the business units and the consolidation and closure of non-performing medical clinics, the direct results had a significant impact on the operating results in 2002. MEII continues to pursue profitable contracts that are consistent with the current operating strategy.

REVENUE

The Company's revenue for the year ended December 31, 2002 increased to $45.0 million, compared to $23.1 million for the year ended December 31, 2001, an increase of approximately 95%. This revenue growth was largely attributable to the Department of National Defence management service contract whereby MEII staffed an increased number of health providers in fiscal 2002 compared to the prior year. The Department of National Defence accounted for 69% of the Company's revenues during the year ended December 31, 2002.

Revenue from the DND contract amounted to $31.3 million during the year ended December 31, 2002 compared to $9.0 million for the prior year, an increase of 248%. As at December 31, 2001 the Company was providing approximately 500 medical personnel at the DND bases across Canada, and as of the end of the 2002 fiscal year it was supporting over 800 health providers.

Revenues generated by the medical clinics totaled $8.1 million during the year ended December 31, 2002 compared to $7.5 million for the prior year, an increase of 8%. This was despite closing 4 non-performing medical clinics. The focus in this business unit was to open larger, more profitable facilities with greater physician coverage.

Revenues from the hospital staffing unit decreased to $5.6 million during the year ended December 31, 2002 compared to $6.6 million for the prior year, a decrease of 15.1%. The decrease in revenues resulted from the loss of a single ER physician contract that had revenues of over $1.5 million in 2001.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $6.6 million for the year ended December 31, 2002 compared to $6.2 million for the prior year, an increase of 6.5%. This growth in gross margin was due to the Department of National Defence management service contract.

Physician fees and direct costs, primarily fees paid to contract physicians, increased to $38.4 million for the year ended December 31, 2002 compared to $16.9 million for the prior year, an increase of 127.2%. Physician fees and other direct costs increased as a percent of revenue to 85.2% of revenue for the year ended December 31, 2002 compared to 73.2% of revenue for the year ended December 31, 2001. This increase reflected the inclusion of the DND contract where physician fees are a greater percentage of revenue than that of the Company's other business units. The Hospital Staffing unit, which includes the Long Term Care facilities, contributed a gross margin of 17.3% for 2002, while the Medical Clinics unit, which includes the revenues and cost for the Pharmaceutical Support unit, generated a 47% gross margin for the 2002 fiscal year. Although these business units provided a higher gross margin contribution than the DND contract (6%), the latter contract has enabled MEII to become the largest national provider of physician and allied health professionals in Canada (see note 26 for more information).

OPERATING EXPENSES

Operating expenses totaled $6.1 million for the year ended December 31, 2002 compared to $5.9 million in the prior year, an increase of 3.4%. Despite the substantial growth in revenues and services delivered, management maintained, and in some cases reduced overhead costs during fiscal 2002.

AMORTIZATION AND INTEREST

Amortization decreased by $3.2 million during the 2002 fiscal year as the Company wrote off all intangible assets in the prior year.

Interest and financing costs increased by approximately $550,000 during the year ended December 31, 2002 compared to the prior year, due to higher interest rates on financing the DND contract. The company operated without bank financing and utilized non-institutional financing arrangements.

INCOME TAXES

The Company has loss carry forwards of approximately $5.0 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2002, the Company's working capital deficit totaled
$2,461,282.

On May 24, 2002 the Company issued a $720,000 discounted secured debenture, with net proceeds of $600,000. The net proceeds were applied against the Company's debt it had outstanding with its former bank.

The terms of the secured debenture include:
1.  maturity of June 1, 2003
2.  an effective interest rate of 23.4% per annum
3. convertible into common shares at $1 per share at the option of the secured debenture holder
4. repayable at $35,000 per month (for months eight through eleven); $395,000 in month twelve [as at the balance sheet date]
5.  216,000 restricted common shares issued to the debenture holders
6. redeemable on or before 180th day from the date of the closing at 115% of the principal amount, and any date thereafter at 120% of the principal amount.

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

On June 28, 2002, Morrison Financial Services Limited ("MFSL") paid HSBC $475,406 on MEII's behalf which was the balance owing under the forbearance agreement. The completion of the aforementioned financial transaction has the effect of reducing the Company's total debt by $228,459 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $475,406 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility has a term of one year, with an annualized interest rate of 34.22% that matures on June 28, 2003. In addition to the specific Standard Form Assignments (General), all amounts due to MFSL are secured by a general security agreement on all assets and undertakings of MEII, an assignment of all risk insurance policies and an assignment of key man life insurance of a director.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no financial instruments that are sensitive to changes in interest rates.

The Company has a financial instrument (see note 12) that has exposure to foreign currency exchange gains/losses.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and the related notes, together with the report of Schwartz Levitsky Feldman LLP thereon, are set forth in Item 15.

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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.


NAME                                                 AGE      POSITION
----                                                 ---      --------
William Thomson, C.A.                                61       Chairman of the Board

Dr. Frank Baillie, M.D., Ch.B., FRCSC                51       Director

Major General Lewis MacKenzie, Oont, MSC, OstJ, CD   62       Director

John Yarnell                                         74       Director

Ramesh Zacharias, M.D., FRCSC                        51       Chief Executive Officer,
                                                              Director

Donald Ross, D.M.D., M.Sc.                           51       V.P. Operations

John Jarman, B.Com, C.A.                             51       Chief Financial Officer

NAME                         POSITION           PRINCIPAL OCCUPATION AND POSITIONS HELD
----                         --------           ---------------------------------------
William E. Thomson(1)(3)     Chairman           Mr. Thomson is President of William E. Thomson Associates Inc., whose activities include the operation of companies in crisis, monitoring the clients of financial institutions, counseling Boards of Directors, Chief Executive Officers and senior management during periods of change, growth, initial public offerings and other financings, and general consulting and financial intermediation services. Mr.
                                                Thomson has operated companies in diverse fields including information technology, manufacturing, hospitality, forest products, medical services, financial services, transportation, and tier two automotive supplies.

                                                Currently Mr. Thomson is chairman of Med-Emerg International Inc, Esna Technologies
                                                Ltd., Asia Media Group Corporation, and HealthworksTMS. In addition, he serves as a director of the following companies and organizations: The Aurora Fund, Delfour
                                                Corporation, Electrical Contacts Ltd., Elegant Communications Ltd., Imperial
                                                Plastech Inc., Opera Mississauga, Redpearl Funding Corporation and The World
                                                Education Services (advisory board).


Dr. Frank Baillie(1)(2)(3)   Director           Dr. Frank Baillie has been a Director of the Company since January 1, 2002. Dr.
                                                Frank Baillie has over twenty years of clinical and managerial experience as an
                                                Emergency Physician and General Surgeon in an academic setting. Dr. Baillie has maintained a surgical practice at McMaster University Medical Centre in Hamilton,
                                                Ontario since 1979. He also introduced emergency physician staffing and postgraduate training in Emergency Medicine at McMaster's Faculty of Health Sciences. He has
                                                managed a number of medical programs, including Hamilton General Hospital, Chedoke
                                                McMaster Hospital and St. Peter's Hospital. Dr. Baillie has provided consultative services regarding the delivery of emergency care for the Ontario government as well as internationally in Thailand, Malaysia, Kerala Province in India, Beijing and Abu
                                                Dhabi. Currently, Dr. Baillie is Associate Professor of Surgery and Postgraduate
                                                Surgical Program Director at McMaster University Faculty of Health Sciences, he is
                                                the International Medical Liaison Officer for the Hamilton Health Sciences
                                                Corporation, and the Medical Director for Ontario CritiCall Service.

Lewis MacKenzie(2)           Director           During his thirty-six years of military service in the Infantry he served nine years in Germany with NATO forces and managed nine peacekeeping tours of duty in six different mission areas-The Gaza strip, Cyprus, Vietnam, Cairo, Central America and
                                                Sarajevo. He retired from the forces in 1993 and in that same year received the prestigious Vimy Award for his outstanding contribution to the preservation of democratic values. Since his retirement from the military, Lew MacKenzie has regularly appeared on many of the international TV and radio networks as a commentator. Following the attacks of September 11, 2001, General MacKenzie was appointed one of two advisors to the Government of Ontario on counter-terrorism and emergency measures. He is a graduate of the Xavier Junior College of Sydney, Cape
                                                Breton and The University of Manitoba.


John Yarnell(2)(3)           Director           John Yarnell is the President Of Yarnell Companies Inc. Yarnell Companies Inc. is an
                                                investment and management services company formed in 1978 to invest and manage venture capital initiatives. Mr. Yarnell is the founder and retired Chairman of the
                                                Quorum Group of companies and a former director and chairman of Poco Petroleums
                                                Ltd., Guard Inc., and Aluma Systems Inc. He is a graduate of The University of
                                                Manitoba and Harvard Business School.


Ramesh Zacharias             President and      Dr. Ramesh Zacharias is the founder of Med-Emerg and serves as the President
                             Chief Executive    and Chief Executive Officer, and Executive Medical Director, of Med-Emerg Inc.
                             Officer and        He has practiced medicine in Canada since 1981 and has extensive experience in the
                             Director           delivery of emergency and primary, medical care. He has provided consulting services regarding the delivery of emergency care internationally in the Caribbean, Saipan and Malaysia and provided management-consulting services regarding the operation of medical clinics in Canada, the United States and Russia. In this continued role in providing medical insight and with his extensive business experience, he provides the strategic guidance and leadership to the Med-Emerg management team. Under his leadership, the Company has grown to become the leading Canadian medical clinic management and medical staffing organization.

Donald Ross                  Vice President     Dr. Ross has been Vice-President of Med-Emerg International Inc. since
                             Operations         November 1, 2000 and is responsible for the operations of the Company. He is an experienced healthcare executive, responsible for hands-on day-to-day operations. In addition to his professional experience, Don holds a Masters degree in Clinical
                                                Epidemiology, is a Doctor of Dental Medicine, and has an honours Bachelors degree in neurophysiology from the University of British Columbia. Prior to working with
                                                Med-Emerg, Don was the Executive Vice President (Health Care) of Aetna Canada for
                                                five years and has extensive experience in managing clinical business units in the public and private sectors.

John Jarman                  Chief Financial    Mr. Jarman is a chartered accountant having articled at PriceWaterhouseCoopers
                             Officer            and has been the Company's CFO since January 2, 2001. He has consulted to the healthcare industry and brings more than eighteen years experience in senior management positions prior to working with Med-Emerg Inc. John graduated from the
                                                University of Toronto with a Bachelor of Commerce. He has broad experience in corporate finance, acquisitions, and strategic alliances.


NOTES:

(1)  Member of the Nominating and Governance Committee.
(2)  Member of the Compensation Committee.
(3)  Member of the Audit Committee.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued to the Company's Chief Executive Officer for the fiscal years ended December 31, 2002, 2001 and December 31, 2000. No other executive officer has a total annual salary and bonus of more than $100,000 during the reporting periods.

                                           ANNUAL COMPENSATION (US$)
                                           -------------------------
                                                                                OTHER
NAME AND PRINCIPAL POSITION                SALARY          BONUS            COMPENSATION
---------------------------                ------          -----            ------------
Ramesh Zacharias                 2002     $215,816         $  0             $  9,541 (1)
Chief Executive Officer          2001     $218,882         $  0             $  8,998 (1)
                                 2000     $227,000         $  0             $  9,713 (1)

(1) In addition to being the Chief Executive Officer of the Company, Dr. Zacharias on occasion covers physician assignments that the Company is otherwise unable to fill. For each assignment that Dr.

     Zacharias covers, he is paid as an independent contracting physician. This amount represents fees paid to Dr. Zacharias for services rendered as a physician.

Stock Option Plan

In November 1999, the Board of Directors and shareholders adopted and approved the Company's Stock Option Plan (the "Plan"). The Plan provides for grants to both employees and directors of the Company. The Plan is to be administered by the Board of Directors or a committee appointed by the Board. The Plan was amended to authorize the Company to issue options to acquire an aggregate of 2,090,000 shares of Common Stock, 1,670,000 of which have been granted as of December 31, 2002. As at December 31, 2002, 420,000 options were still available to be granted under the Stock Option Plan.

During the fiscal 2002, 100,000 options were issued and 271,300 options were cancelled or expired. No options were granted to eligible physicians during the fiscal year ended December 31, 2002.

As at December 31, 2002 total options outstanding of 2,270,000 are comprised of 1,670,000 granted under the Company's Stock Option Plan and 600,000 granted outside the Plan.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 28, 2003 certain information with respect to stock ownership of (i) all Officers and Directors; (ii)persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock; (iii) all directors and officers as a group.

                                        SHARES OF                PERCENTAGE
NAME OF BENEFICIAL OWNER(2)             COMMON STOCK(1)          OWNERSHIP
---------------------------             ---------------          ----------
1245841 Ontario Inc
and Ramesh Zacharias
  M.D., FRCSC(3)(4)                     2,302,828                 19.5 %
William Thomson, C.A.(5)                  370,000                  3.7 %
John Jarman, B.Com., C.A.(6)              100,000                  1.0 %
Donald Ross, D.M.D., M.Sc.(6)             100,000                  1.0 %
H.T. Ardinger(8)                        1,745,000                 18.3 %
EMC2(9)                                   614,282                  6.5 %
All Officers and Directors as
   a group(4)(5)(6)(7)                  2,872,828                 25.2 %

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

(4) Includes (i) 292,544 shares owned by 1245841 Ontario Inc., which is owned by Dr. and Mrs. Zacharias (ii) 300,000 shares issuable upon exercise of currently exercisable options granted under the Company's 1997 Stock Option Plan to Dr. Zacharias, and (iii) 750,000 shares of Common stock issuable upon conversion of up to 500,000 shares of Convertible Preferred Stock which preferred stock is currently held by 1245841 Ontario Inc., for a period of ten years from issuance, each share of preferred stock is convertible into 1.5 shares of Common Stock and thereafter into such number of shares of Common Stock as is equal to U.S.$4,500,000 divided by the then current market price of the Common Stock on the date of conversion, for purposes of the above chart, the number of shares of Common Stock issuable upon conversion of the Preferred Stock was calculated by assuming a one for one and one-half conversion. (iv) 140,375 common shares issuable as of May 7, 2001 as a stock dividend payable on the preference shares, but which have not as of the date hereof been formally issued from treasury. (v) options to purchase up to 500,000 common shares granted by the board of directors on April 06, 2001, and (vi) 319,909 common shares issuable as of March 20, 2003 as a stock dividend payable on the preference shares, but which have not as of the date hereof been formally issued from treasury.

(5) Includes 370,000 shares of Common Stock issuable upon exercise of warrants and options.

(6)  Includes 100,000 shares of Common Stock issuable upon exercise of options.

(7) Represents 1,502,828 voting securities currently owned and 1,370,000 voting securities issuable upon exercise of currently exercisable options issued under the Company's Stock Option Plan to Directors and Officers.

(8) Includes 1,150,000 shares of Common Stock owned by H.T. Ardinger & Sons Inc. a corporation controlled by H.T. Ardinger (ii) 495,000 unrestricted shares of Common Stock owned by H.T. Ardinger & Sons, and (iii) 100,000 options to purchase shares of Common Stock.

(9)  Includes 614,282 voting securities currently owned.

Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------------
Plan category                Number of Securities to    Weighted-average           Number of securities
                             be issued upon exercise    exercise price of          remaining available for
                             of outstanding options,    outstanding options,       future issuance under
                             warrants and rights        warrants and rights        equity compensation
                                                                                   plans (excluding
                                                                                   securities reflected in
                                                                                   column (a))
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security               1,670,000                      0.843                      420,000
holders
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security              600,000                     0.58                            0
holders
-------------------------------------------------------------------------------------------------------------

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company believes all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. The Company presents all proposed transactions with affiliated parties to the Board of Directors for its consideration and approval. Any such transaction is approved by a majority of the disinterested directors.

ITEM 14:  CONTROLS AND PROCEDURES

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

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the year ended December 31, 2002 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) EXHIBITS

    99.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.3 List of Subsidiaries

(B) FINANCIAL STATEMENTS

    Auditors' Report

    Consolidated Balance Sheet

    Consolidated Statement of Operations and Deficit

    Consolidated Statement of Changes in Financial Position

    Notes to Consolidated Financial Statements

(C) REPORTS ON FORM 8-K

    There were no reports filed on Form 8-K during the fourth quarter of fiscal 2002.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MED-EMERG INTERNATIONAL, INC.

                                       /s/ Ramesh Zacharias
                                       -------------------------------
                                       Ramesh Zacharias
                                       Director, Chief Executive Officer
                                       DATE: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ William Thomson
                                       -------------------------------
                                       William Thomson
                                       Chairman of the Board
                                       DATE: March 28, 2003

                                       /s/ Ramesh Zacharias
                                       -------------------------------
                                       Ramesh Zacharias
                                       Director, Chief Executive Officer
                                       DATE: March 28, 2003

                                       /s/ Dr. Frank Baillie
                                       -------------------------------
                                       Dr. Frank Baillie
                                       Director
                                       DATE: March 28, 2003

                                       /s/ Lewis MacKenzie
                                       -------------------------------
                                       Lewis MacKenzie
                                       Director
                                       DATE: March 28, 2003

                                       /s/ John Yarnell
                                       -------------------------------
                                       John Yarnell
                                       Director
                                       DATE: March 28, 2003

                                       /s/ John Jarman
                                       -------------------------------
                                       John Jarman
                                       Chief Financial Officer
                                       DATE: March 28, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

Below are the certifications that need to be included on the signature page:

CERTIFICATIONS

I, Dr. Ramesh Zacharias, certify that:

1. I have reviewed this report on Form 10-K of Med-Emerg International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                       _______________________

                                       Dr. Ramesh Zacharias
                                       Chief Executive Officer

I, John Jarman, certify that:

1. I have reviewed this report on Form 10-K of Med-Emerg International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                       ________________________

                                       John Jarman
                                       Chief Financial Officer

                                AUDITORS' REPORT

To the Shareholders of
Med-Emerg International, Inc.

We have audited the consolidated balance sheets of Med-Emerg International, Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations and deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and cash flows for each of the years then ended in accordance with Canadian generally accepted accounting principles.


/s/ Schwartz Levitsky Feldman, LLP

Chartered Accountants

Toronto, Ontario
March 18, 2003


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADIAN-U.S. REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 3 to the consolidated financial statements. Our report to the shareholders dated March 18, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.


/s/ Schwartz Levitsky Feldman, LLP

Chartered Accountants

Toronto, Ontario
March 18, 2003

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                        AS AT DECEMBER 31, 2002 AND 2001
                                    (IN US$)

                                                                 2002                      2001
                                                           ---------------            --------------
                                                                                      (see note 28)
ASSETS

CURRENT ASSETS
  Cash                                                     $       173,841            $       70,341
  Accounts receivable (note 6)                                   2,531,424                 2,418,664
  Prepaid expenses and other                                       127,947                   147,528
  Deferred financing costs (note 7)                                 42,883                      -
  Short term investments (note 8)                                     -                      102,051
                                                           ---------------            --------------
                                                                 2,876,095                 2,738,584
                                                           ---------------            --------------

Property, plant and equipment (note 9)                             765,112                   682,496
                                                           ---------------            --------------
TOTAL ASSETS                                               $     3,641,207            $    3,421,080
                                                           ---------------            --------------
                                                           ---------------            --------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Demand Loan (note 10)                                    $        11,462            $         -
  Bank Indebtedness (note 11)                                         -                    1,193,865
  Accounts payable and accrued liabilities                       4,780,680                 3,323,410
  Other loans (note 13)                                            545,235                   153,289
                                                           ---------------            --------------
TOTAL LIABILITIES                                                5,337,377                 4,670,564

Minority interest                                                    2,170                     4,330

Commitments and contingencies (note 20 and 21)

SHAREHOLDERS' DEFICIT
  Capital Stock (note 15)                                       11,544,736                11,350,336
  Contributed surplus (note 16)                                  1,236,587                 1,174,300
  Convertible debentures (note 14)                                 261,440                   124,375
  Deficit                                                      (14,333,572)              (13,510,845)
  Cumulative translation adjustment                               (407,531)                 (391,980)
                                                           ---------------            --------------
                                                                (1,698,340)               (1,253,814)
                                                           ---------------            --------------
                                                           $     3,641,207            $    3,421,080
                                                           ---------------            --------------
                                                           ---------------            --------------

The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                    (IN US$)

                                                                               2002                   2001
                                                                     ------------------         -----------------
                                                                                                  (see note 28)
REVENUE                                                              $       45,044,310         $     23,058,455
Physician fees and other direct costs                                        38,381,541               16,869,850
                                                                     ------------------         -----------------
                                                                              6,662,769                6,188,605
                                                                     ------------------         -----------------
EXPENSES
  Salaries and benefits                                              $        3,246,059         $      3,027,587
  General and administration                                                  1,055,072                  989,250
  Occupancy costs and supplies                                                1,520,061                1,511,971
  Public company costs                                                           72,423                  112,512
  Travel & Marketing                                                            224,452                  262,634
                                                                     ------------------         -----------------
  Total operating expenses                                                    6,118,067                5,903,954
                                                                     ------------------         -----------------

INCOME BEFORE UNDERNOTED ITEMS                                                  544,702                  284,651

  Interest and financing expenses                                             1,001,446                  451,924
  Amortization of property, plant, and equipment                                297,374                1,015,404
  Amortization of goodwill                                                         -                   1,779,253
  Amortization of other assets                                                     -                     709,071
  HealthyConnect.com development costs                                             -                   1,375,584
  Dilution Gain                                                                    -                     (25,462)
  Stock compensation expenses                                                    62,287                  100,000
  Restructuring and other expenses                                                 -                     149,002
  Forgiveness of loan (note 11)                                                (228,459)                    -
  Loss on disposition of assets                                                  19,507                  258,941
                                                                     ------------------         -----------------
                                                                              1,152,155                5,813,717
                                                                     ------------------         -----------------

LOSS BEFORE INCOME TAXES                                                       (607,453)              (5,529,066)
  Income taxes (recovery) (note 17)                                             (13,570)               1,248,016
                                                                     ------------------         -----------------

NET LOSS BEFORE MINORITY INTEREST AND PREFERRED SHARE DIVIDENDS                (593,883)              (6,777,082)

  Minority Interest                                                              (9,781)                  35,515
                                                                     ------------------         -----------------

NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                                      (603,664)              (6,741,567)

  Preferred share dividends                                                    (134,983)                (134,870)
                                                                     ------------------         -----------------

NET LOSS                                                                       (738,647)              (6,876,437)

DEFICIT, BEGINNING OF THE YEAR                                              (13,510,845)              (6,634,408)

  Convertible debenture charges (note 14)                                       (84,080)                    -
                                                                     ------------------         -----------------
DEFICIT, END OF THE YEAR                                             $      (14,333,572)        $    (13,510,845)
                                                                     ------------------         -----------------
                                                                     ------------------         -----------------
BASIC LOSS PER COMMON SHARE (NOTE 18)                                $            (0.09)        $          (0.84)
                                                                     ------------------         -----------------
                                                                     ------------------         -----------------
WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                              9,429,828                8,161,874
                                                                     ------------------         -----------------
                                                                     ------------------         -----------------

The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        AS AT DECEMBER 31, 2002 AND 2001
                                    (IN US$)

                                                                               2002                   2001
                                                                     ------------------         -----------------
                                                                                                  (see note 28)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                              $         (738,647)        $      (6,876,437)
    Adjustments for:
    Amortization of property, plant and equipment                               297,374                 1,015,404
    Amortization of goodwill and other assets                                      -                    2,601,238
    Future income taxes (note 17)                                                  -                    1,248,016
    Dilution gain from HealthyConnect.com                                          -                      (25,462)
    Writedown investment in HealthyConnect.com                                     -                    1,375,584
    Loss on disposition                                                          19,507                   258,941
    Minority interest                                                            (2,160)                 (568,675)
    Non cash compensation                                                          -                       52,200
    Stock compensation                                                           62,287                   100,000
    Convertible debentures (note 14)                                             52,985                   124,375
    Forgiveness of loan                                                        (228,459)                     -
    Common shares issued for financing                                          194,400                      -
                                                                     ------------------         -----------------
                                                                               (342,713)                 (694,816)

  Increase/(decrease) in non-cash working
  capital components (note 19)                                                1,364,091                  (794,239)
                                                                     ------------------         -----------------
                                                                              1,021,378                (1,489,055)
                                                                     ------------------         -----------------
                                                                     ------------------         -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant, and equipment                                  (399,498)                 (151,287)
  Sale of Investment in Next Generation Technology Holdings, Inc.               102,051                       -
  Other assets                                                                     -                    2,441,131
  Sale of investment in clinic                                                     -                      (15,099)
  Investment in HealthyConnect.com                                                 -                   (1,477,635)
                                                                     ------------------         -----------------
                                                                               (297,447)                  797,110
                                                                     ------------------         -----------------
                                                                     ------------------         -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank indebtedness                                               (965,406)                 (326,831)
  Demand loan                                                                    11,462                       -
  Issue of common shares                                                          -                      1,291,361
  Deferred financing costs incurred                                             (42,883)                     -
  Issuance/(repayment) of debt                                                  391,946                  (176,810)
  Due to shareholder                                                               -                     (175,059)
                                                                     ------------------         -----------------
                                                                               (604,881)                  612,661

Effect of foreign currency exchange rate changes                                (15,550)                   74,841
INCREASE (DECREASE) IN CASH                                                     103,500                    (4,443)
Cash, beginning of year                                                          70,341                    74,784
                                                                     ------------------         -----------------
CASH, END OF YEAR                                                    $          173,841         $          70,341
                                                                     ------------------         -----------------
                                                                     ------------------         -----------------

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. ("MEII' or the "Company") is a private sector provider of quality healthcare management services to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company's operations are in Canada and are divided into five business units:
Hospital Staffing, Medical Clinics, Government Healthcare Services, Pharmaceutical Support and Long-Term Care. The Company intends to broaden its healthcare management services over a wider geographic base.

For hospital staffing, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals, on a contractual basis. At December 31, 2002, the Company had 26 contracts for physician staffing and 3 contracts for nurse staffing.

The Company owns and manages 21 medical clinic facilities. This unit provides physicians with the ability to practice within a professional managed network and to concentrate on the clinical aspects of their practices.

The Company provides medical personnel to the entire Canadian Forces. The Company provides in-garrison healthcare at bases across Canada. Through this contract the Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other healthcare professionals to provide services as required by the Canadian Forces health authority resident at each base.

The Company provides special access Remicade(TM) infusion services to patients suffering from Crohn's Disease and rheumatoid arthritis at clinic locations across Canada.

MEII provides provides physician and nurse practitioners to select long-term care facilities in Ontario. Such physician services include admission physical assessments and regular primary care to residents of the facilities.

2.   BASIS OF PRESENTATION

The accompanying audited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These financial statements consolidate, with minority interest, the accounts of MEII and all wholly- and partially-owned subsidiaries of MEII.

Significant intercompany accounts and transactions have been eliminated on consolidation.

The consolidated financial statements are expressed in US dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in note 24.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Going concern

The consolidated financial statements have been prepared on principles applicable to a going concern which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at December 31, 2002, the Company had a working capital deficiency of $2,461,282 and a shareholders' deficit of $ 1,698,340.

On June 28th, 2002 the Company discharged its primary banker (HSBC) and MEII currently does not have any traditional bank credit facilities.

Management has implemented certain plans and has obtained alternative financing from private investors (see note 11 and 12 for further details), which it believes will alleviate these conditions and enable the company to return to profitability in the foreseeable future. These plans include:

1) closure of non-profitable clinics, termination of redundant staff and cost-cutting measures;

2)   negotiating discounts with creditors; and

3)   disposition of redundant assets.

Further, the Company has recently obtained a Government contract, Canadian Contractor Augmentation Program (CANCAP) to provide support to overseas military initiatives, with third party associates SNC Lavalin and PAE located in California. The contract is to provide all the logistical and medical support to the Canadian Military when they are involved in overseas engagements.

The Company is continuously pursuing opportunities for alternative sources of financing at more favourable interest rates and its ability to continue as a going concern is dependent on obtaining such financing and ensuring that there is no further deterioration in its working capital and shareholder's deficit.

Should the Company be unable to obtain such alternative financing, it may not be able to continue as a going concern. As a result, certain assets and liabilities currently reflected in the balance sheet at book value would have to be adjusted to liquidated values.

b)   Use of Estimates

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and liabilities during the reporting period. Significant areas requiring the use of estimates relate to: 1) the reported amounts of revenues and expenses, 2) the disclosure of contingent liabilities, 3) the carrying value of goodwill and property, plant, and equipment and the rate of amortization related thereto. Actual results could differ from those estimates.

c)   Short term investments

Short term investments comprising marketable securities were written down to its market value.

d)   Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

     Furniture and fixtures    20%               Declining balance
     Medical Equipment         10%               Declining balance
     Computer software         100%              Declining balance
     Computer hardware         30%               Declining balance
     Leasehold improvements    5-10 years        Straight-line

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

e)   Impairment charges

At least annually and when events and circumstances warrant a review, the Company evaluates the carrying value of its assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment in assets is written down and charged to earnings in the year.

f)   Revenue Recognition

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

MEII acts as principal in providing health service delivery through the clinic network. MEII is the operator of the clinic that provides the health service, has the responsibility to provide the facility (bricks & mortar), staffing and follow-up effort (both by way of clinic managers and the London Billing office) and also controls the patient records, patient billings and patient collections. There are a number of risks MEII attempts to manage which includes insurance coverage both in respect of the property and also coverage on healthcare professionals who work for the Company. For certain clinics, MEII has the risk of collection in that claims may be submitted for ineligible patients or the Minister of Health may reject certain claims processed. Revenue from these clinics is recognized on a gross basis. However, in certain other clinics the billings are submitted and collected by the physicians directly and only the Company's portion is remitted to MEII. In such cases the revenue is recorded on a net basis.

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

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

g)   Future Income Taxes

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

h)   Cash

Cash consists of cash on hand and in banks.

i)   Foreign currency translation

During 2002, the Company adopted the recommendation of the Canadian Institute of Chartered Accountants ("CICA") handbook section 1650 Foreign Currency Translation. The amended standard eliminates the deferral and amortization approach to exchange gains and losses on long-term monetary items and requires the disclosure of the exchange gains and losses included in the calculation of net income. There is no material effect of this change in accounting policy on the financial statements of the Company.

The Company maintains its books and records in Canadian dollars. The financial statements are converted to U.S. dollars as the Company is a reporting issuer in the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholder's deficit is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in cumulative translation adjustment.

j)   Stock compensation

The Company has adopted section 3870 issued by the CICA in respect of stock based compensation and other stock based payments. The standard requires either the recognition of a compensation expense for grants of stock, stock options, and other equity instruments to employees based on the estimated fair value of the instruments at the grant date , or alternatively, the disclosure of pro forma net earnings and earnings per share data as if stock based compensation had been recognized in earnings.

4.   CHANGE IN ACCOUNTING POLICY

During the fourth quarter of fiscal 2001, the Company retroactively adopted the new recommendations of the Canadian Institute of Chartered Accountants for calculating and reporting earnings per share. Under the new recommendations, basic and diluted earnings per share should be computed using the treasury stock method. The treasury stock method should reflect the effect of potentially dilutive securities, including stock options, share purchase price warrants, preferred shares and notes payable, when dilutive. Prior to the adoption of the new recommendations, diluted earnings per share were calculated by adjusting basic earnings per share for the effect of all dilutive securities outstanding and inputing interest income on the cash proceeds derived from the exercise of such securities. The result of applying the new recommendations had no effect on diluted loss per share due to the anti-dilutive impact of the losses generated by the Company during the years before and after adoption of the new recommendations.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

5.   BUSINESS ACQUISITIONS AND DISPOSITIONS

The Company disposed of the York Lanes Health Centre clinic on March 31, 2001.

On September 1, 2001 the Company purchased all the assets of a medical clinic operating in Winnipeg, Manitoba.

On September 18, 2001 the Company disposed of its ownership interest in HealthyConnect.com Inc. (HCCI). All the outstanding issues between the Company and HCCI were settled as follows:

(1) all amounts due and payable under a lease agreement were cancelled, releasing the Company from any remaining obligations;

(2) the Company received 1,000,000 HCCI shares and issued 200,000 shares to pay outstanding accounts;

(3) certain of the former HCCI shareholders exercised their right to exchange HCCI shares for 1,077,440 shares of the Company and a promissory note of $590,536. One promissory note in the amount of $356,248 was converted to common shares (restricted) to complete this transaction at the Company's option. The outstanding promissory notes bear an interest rate of 7% and become due payable in five years after issuance. The Company may pay principal amount and accrued interest in the note at any time, upon five business days notice, prior to maturity. The Company may make payment of the note in the form of cash or shares or a combination of cash and shares with an aggregate market value equal to principal amount of the note plus accrued interest on the note. With the completion of the merger between HCCI and Next Generation Technology Holdings Inc. (NGTH), the Company was entitled to receive an additional 1.923 share of HCCI Common Stock for every share of HCCI Common Stock surrendered by the former shareholders of Harmonie Group Inc., for a total additional shares of HCCI of 3,355,070. At the closing of these transactions the Company held 18,099,776 shares in HCCI which were converted to 1,929,921 shares in NGTH pursuant to a supplement to the merger dated September 27, 2001. The Company proceeded to dispose of its interest in NGTH during fiscal 2001and the balance of $102,051 in fiscal 2002 (see note 8).

6.   ACCOUNTS RECEIVABLE

                                           2002            2001
                                    ------------------------------
Trade receivable                    $    2,600,939   $   2,567,660
Allowance for doubtful accounts            (69,515)       (148,996)
                                    ------------------------------
                                    $    2,531,424   $   2,418,664
                                    ------------------------------

7.   DEFERRED FINANCING COSTS

As part of the re-financing arrangement with Wellington Capital Corporation (the "Lendor"), the interest component of the loan totaling $ 120,000 was withheld by the lendor and these related interest charges (initially deferred) are being expensed over the twelve month term of the loan (See note 12).

8.   SHORT TERM INVESTMENTS

                                       2002               2001
                                    ----------------------------
Short Term Investments              $       Nil          102,051
                                    ----------------------------
                                    ----------------------------

As part of the disposition of HealthyConnect.com, Inc., the Company acquired shares of NGTH. As at December 31, 2001 the Company owned 510,255 NGTH shares acquired at $ 0.20 each. During fiscal 2002, MEII sold its ownership interest in NGTH at $0.20 per share.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

8.   SHORT TERM INVESTMENTS (CONT'D)

9.   PROPERTY, PLANT, AND EQUIPMENT

                                                   2002                                            2001
                               ----------------------------------------        -------------------------------------------
                                                Accumulated                                      Accumulated
                                     Cost       Amortization    Net                   Cost       Amortization       Net
                               ----------------------------------------        -------------------------------------------
Furniture and fixtures         $     217,311    $  135,010   $   82,301        $       207,787    $  114,195    $   93,592
Medical equipment                    367,281       142,360      224,921                367,271       106,520       260,751
Computer software                    223,605       198,699       24,906                172,465       153,960        18,505
Computer hardware                    477,487       361,163      116,324                454,739       310,264       144,475
Leasehold improvements               754,817       438,157      316,660              1,253,564     1,088,391       165,173
                               ----------------------------------------        -------------------------------------------

                               $   2,040,501    $1,275,389   $  765,112        $     2,455,826    $1,773,330    $  682,496
                               ----------------------------------------        -------------------------------------------
                               ----------------------------------------        -------------------------------------------

Amortization of property, plant, and equipment for the year amounted to $297,374 ($1,015,404 for December 31, 2001).

Last year, the Company reviewed the carrying value of leasehold improvements and determined that the carrying value of leasehold improvements was in excess of the fair market value, and as a result, the carrying value was written down by $807,000. In fiscal 2002, the carrying value of property, plant, and equipment was written down by approximately $33,000 as the carrying value was in excess of the fair market value.

10.  DEMAND LOAN

The demand loan amount is owing to Morrison Financial Services Limited ("MFSL") under the terms described in note 12.

11.  BANK INDEBTEDNESS

Bank indebtedness at December 31, 2001 was for borrowings from HSBC and as at December 31, 2002, all amounts owing had been discharged. This was achieved by obtaining alternative financing (see note 12) and by the foregiveness from HSBC of the principal sum of $228,459.

12.  REFINANCING ACTIVITIES

On May 24, 2002 the Company issued a $720,000 discounted secured debenture, with net proceeds of $600,000 and repaid the bank loans from the net proceeds (see note 7).

The terms of the secured debenture include:

     1.   maturity of June 1, 2003

     2.   an effective interest rate of 23.4% per annum

     3. convertible into common shares at $1 per share at the option of the secured debenture holder

     4. repayable at $35,000 per month (for months eight through eleven); $395,000 in month twelve [as at the balance sheet date]

     5.   216,000 restricted common shares issued to the debenture holders

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

12.  REFINANCING ACTIVITIES (CONT'D)

     6. redeemable on or before 180th day from the date of the closing at 115% of the principal amount, and any date thereafter at 120% of the principal amount.

A principal shareholder of the Company has guaranteed the debenture, providing as security, unrestricted free trading common shares of the Company equivalent to 150% of the face value of the debenture. In exchange for the guarantee, the Company issued to the guarantor shareholder common share purchase options to purchase 100,000 common shares at $1.00 per share. In the event that the market value of the common shares provided as security falls below 200 % of the face amount of the debenture, the Company is required to pledge additional securities to return the market value to 200% of the face amount.

On June 28, 2002, MFSL paid HSBC $475,406 on MEII's behalf which was the balance owing under the forbearance agreement. The completion of the aforementioned financial transaction has the effect of reducing the Company's total debt by $228,459 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $475,406 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility has a term of one year, with an annualized interest rate of 34.22% that matures on June 28, 2003. In addition to the specific Standard Form Assignments (General), all amounts due to MFSL are secured by a general security agreement on all assets and undertakings of MEII, an assignment of all risk insurance policies and an assignment of key man life insurance of a director.


13.  OTHER LOANS

Conmercial term loan payable, interest at prime + 2%, repayable in equal
monthly installments of $8,763 principal and interest, due June 2002                   -                  48,199

Bank loan, interest at 10.9%, repayable in equal monthly installments of
$1,475 principal plus interest, secured by personal guarantee of a
shareholder, due August 2003                                                         10,082               25,937

Promissory note payable, repayable in equal monthly installments of
$1,744, due June 2002                                                                  -                   8,720

Non-revolving bank loan, interest at prime + 3.0%, repayable in equal monthly installments of $1,976 plus interest, secured by General Security Agreement,
chattel mortgage and assignment of risk and key man life insurance                     -                  68,290

Secured debenture, effective interest at 23.4%, repayable at $35,000 per month
(for months eight through eleven); $395,000 in month twelve, due June 1, 2003       535,000

Obligations under capital lease                                                         153                2,143
                                                                                ---------------------------------
                                                                                    545,235              153,289
                                                                                ---------------------------------
                                                                                ---------------------------------

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

14.  CONVERTIBLE DEBENTURES

The convertible debentures were issued on September 30, 2001, are due on September 30, 2006 and bear interest at 7%. MEII may pay the principal amount and accrued interest at any time prior to maturity by way of cash or shares of MEII common stock or a combination of cash and MEII common stock at the discretion of the Company. Accordingly, these debentures have been reflected in the financial statements at its estimated present value and included in shareholder's deficit. The 2001 comparative figures have been restated (see note 28).

                                       UNDISCOUNTED TOTAL      PRESENT VALUE
                                       ------------------      -------------
Convertible debentures
Principal due on September 30, 2006        $590,536              $ 92,130
Interest due on September 30, 2006          206,688                32,245
                                           --------              --------
                                           $797,224              $124,375
                                           --------              --------
                                           --------              --------

The above debentures will be accreted up to their principal values at the rate of 45% per annum on the net present values shown. During the year the amount of $84,080 was accreted to principal with corresponding charge to retained earnings.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

15.  CAPITAL STOCK

     Class "B", redeemable, retractable, non-cumulative preferred shares:
     Special shares, issuable in series, with rights, privileges and restrictions to be fixed by the directors:
     Common shares
     Common shares purchase warrants, redeemable, entitling holder to purchase one share of common stock at a price of US$4.50 per shae up to February 11, 2003.

Issued

                                                                   2002              2001
                                                              ----------------------------------
500,000 Preference shares                                      $      445,717    $      445,717
9,519,828 Common shares (2001-9,303,828)                           10,992,908        10,798,508
1,437,500 Common stock purchase warrants                              106,111           106,111
                                                              ----------------------------------
                                                               $   11,544,736    $   11,350,336
                                                              ----------------------------------
                                                              ----------------------------------

                                                                          Common Shares
                                                              ----------------------------------
                                                                     Number            Amount
                                                              ----------------------------------
Balance, December 31, 2000                                          7,067,995         9,507,147
  Shares issued in connection with a private placement              1,000,000           493,481
  Shares cancelled                                                    (41,607)          (37,446)
  Shares issued in return for services                                200,000           109,461
  Shares issued in connection with a disposition                    1,077,440           725,865
                                                              ----------------------------------

Balance, December 31, 2001                                          9,303,828        10,798,508

  Shares issued in connection with re-financing (note 12)             216,000           194,400

Balance, December 31, 2002                                          9,519,828        10,992,908
                                                              ----------------------------------
                                                              ----------------------------------

                                                                            Warrants
                                                              ----------------------------------
                                                                     Number            Amount
                                                              ----------------------------------
Balance, December 31, 1999
  Warrants issued in connection with initial
  public offering                                                   1,437,500    $      106,111
                                                              ----------------------------------

Balance, December 31, 2002, 2001 and 2000                           1,437,500    $      106,111
                                                              ----------------------------------
                                                              ----------------------------------

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

15.  CAPITAL STOCK (CONT'D)

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

Preference share quarterly dividends of $33,750 are payable either by cash or issuance of equivalent common shares. The December 31, 1999 and March 31 and June 30, 2000 quarterly dividends were paid on November 13, 2000 through the issue of 48,395 common shares. All quarterly dividends since September 30, 2000, have not been paid, but have been accrued in the accounts.

(b)  Warrants and Stock Option Plans

The Company maintains a share option plan (the "Plan") for the benefit of directors, officers and employees. Pursuant to an amendment of the Plan, the maximum number of options that may be granted shall not exceed 2,090,000. Options expire no later than five years from date of grant. As at December 31, 2002 total options outstanding of 2,270,000 are comprised of 1,670,000 granted under the Company's Stock Option Plan and 600,000 granted outside the Plan.

During the year, the Company granted 100,000 options to purchase common shares at an exercise price of $1.00 to an arm's length party as consideration for a pledge collateral agreement to secure financing (note 12). These options vest immediately. The Company recognizes the value of options as an expense when stock options are issued under the Plan. The expense is measured based on the intrinsic value of the options at the time they are granted. The stock compensation expense based on the Black Scholes model was calculated to be $62,287.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

15.  CAPITAL STOCK (CONT'D)

     STOCK OPTIONS

                                                                        Number of Shares
                                            Option price           ----------------------------
Expiry date                                per share ($US)             2002              2001
----------------------------------------------------------------------------------------------
                                 Apr-02            $2.50                     -         157,600
                                 Apr-02            $4.25                     -          16,200
Between September 2000

And September 2003                                 $1.75                     -          12,500
                                           Between $1.25
                                 Jan-04        and $1.87               230,000         242,500
                                 Jul-04            $1.50               400,000         400,000
                                 Aug-04            $1.85                                12,500
                                 Apr-06            $0.50             1,540,000       1,590,000
                                 May-06            $0.50                     -          10,000
                                 Jun-07            $1.00               100,000               -
                                                                   ----------------------------
                                                                     2,270,000       2,441,300
                                                                   ----------------------------
                                                                   ----------------------------

                                                                       2002              2001
                                                                   ----------------------------
Outstanding, beginning of year                                       2,441,300         853,800
  Granted                                                              100,000       1,600,000
  Cancelled/expired                                                   (271,300)        (12,500)
                                                                   ----------------------------
Outstanding, end of year                                             2,270,000       2,441,300
                                                                   ----------------------------
                                                                   ----------------------------

In connection with the Company's initial public offering, the Company issued 1,437,500 Class A Redeemable Common Stock Purchase Warrants for gross proceeds of $0.10 per warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $4.50 up to February 11, 2003.

Subsequent to the year end the terms of the warrants were amended to entitle the holder to purchase one share of common stock at a price of $0.50 expiring February 11, 2005.

16.  CONTRIBUTED SURPLUS

                                                                          2002                2001
                                                            ---------------------------------------
Stock compensation expense                                        $  1,148,520        $  1,086,233
Share repurchase - difference between cost per share and
   assigned value                                                       46,292              46,292
Fair value of warrants and stock options issued in
connection with the acquisition of YFMC Healthcare Inc.                 41,775              41,775
                                                            ---------------------------------------

                                                                  $  1,236,587        $  1,174,300
                                                            ---------------------------------------
                                                            ---------------------------------------

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

17.  FUTURE INCOME TAXES

At December 31, 2002, the Company has non-capital losses available to reduce future federal and provincial taxable income of approximately $5.0 million. These non-capital losses expire between 2004 and 2009. In addition, the Company has capital loss carry-forwards of approximately $1.8 million, which may be applied against future taxable capital gains. The future tax benefits available as a result of these losses have been fully provided for in the financial statements.

In fiscal 2001, the Company determined that future income tax assets should be fully allowed for.

18.  BASIC LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method in accordance with the recommendations of Handbook section 3500. Had share options and common share purchase warrants been exercised, and the preferred shares and note payable been converted, the effect on the basic loss per share would be anti-dilutive.

                                                       2002              2001
                                               --------------------------------
                                                                (see note 28)
Net loss before preferred share
dividends, convertible debenture
charges, and goodwill, per share               $     (0.07)      $     (0.60)
Goodwill, per share                                   (0.0)            (0.22)
                                               --------------------------------
Net loss before preferred share
dividends, and convertible debenture
charges, per share                                   (0.07)            (0.82)
Preferred share dividends and
convertible debenture charges, per share             (0.02)            (0.02)
                                               --------------------------------
Basic loss, per share                          $     (0.09)      $     (0.84)
                                               --------------------------------
                                               --------------------------------

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

19.  NOTES TO THE STATEMENT OF CASH FLOWS

(i)  Changes in Non-Cash Working Capital Components

                                                     2002               2001
                                        --------------------------------------
Accounts receivable                          $   (112,760)      $  (419,730)
Prepaid expenses and other                         19,581            (5,548)
Income taxes recoverable                                0        (1,088,576)
Accounts payable and accrued
liabilities                                     1,457,270           719,615
                                        --------------------------------------

                                             $  1,364,091       $  (794,239)
                                        --------------------------------------
                                        --------------------------------------

(ii) Property, plant, and equipment

Property, plant, and equipment purchased during the year amounts to $399,498 (December 31, 2001 - $151,287).

(iii) Interest and Income Taxes Paid

Operating expenses reflect interest paid of $622,177 during the year ended December 31, 2002 (December 31, 2001 - $345,221); and income taxes paid of $nil during the year ended December 31, 2002 (December 31, 2001 - $ nil).

20.  COMMITMENTS

The Company is committed to payments under operating and capital leases of its premises and equipment totaling $2,495,512. Annual payments under the capital and operating leases are as follows:

        2003                                        $  552,099
        2004                                           386,142
        2005                                           295,357
        2006                                           271,431
        2007                                           261,837
        2008 and thereafter                            728,646
                                                    ----------
                                                    $2,495,512
                                                    ----------
                                                    ----------

21.  CONTINGENT LIABILITIES

     (i) YMFC HealthCare Inc., a wholly owned subsidiary of the Company, is in receipt of a letter from Canada Customs and Revenue Agency ("CCRA") dated April 30, 2001, adjusting YFMC's Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CCRA for this period is $249,000. In the event that YFMC is ultimately found liable, the Company intends to claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to the Company's rights under the purchase agreement for YFMC executed on August 10, 1999. The Company's legal counsel has advised that CCRA does not intend to pursue YFMC for these amounts.

     (ii) The Company is in receipt of two claims from former employees, claiming damages for breach of contract and/or severance pay. The Company is conducting an internal investigation of these

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

21.  CONTINGENT LIABILITIES (CONT'D)

          complaints and is prepared to defend itself. In the event that the Company must pay both claims, the maximum amount payable would be $108,000.

    (iii) There is uncertainty with respect to the Company's liability for Goods and Services tax pertaining to certain services which it provides. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts receivable, short-term investments, bank indebtedness, and accounts payable approximate their fair value due to the short-term maturity of these items.

23.  SUBSEQUENT EVENTS

There are no material subsequent events to disclose.

24.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

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

(b)  Goodwill

Under U.S. GAAP, the purchase price of an acquisition involving the issuance of shares is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price under U.S. GAAP used for the YFMC Healthcare Inc. acquisition was $1.859. Under Canadian GAAP, the purchase price is determined based on the share price on the date the transaction is consummated. The share price used for the YFMC Healthcare Inc. acquisition under Canadian GAAP was $1.25.

(c)  Convertible debentures

Under Canadian GAAP, the convertible debentures have been presented in Shareholder's deficit as the Company has the option to satisfy the debt by way of cash or shares or a combination of cash and shares. The debentures have been discounted to reflect the net present value as at the balance sheet date. Under U.S. GAAP, these obligations should be shown as long-term debt on the balance sheet.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

24.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

Consolidated statements of operations

If United States GAAP were employed, net loss for the period would be adjusted as follows:

                                                   2002           2001
                                         -----------------------------
                                                         (see note 28)
Net loss based on Canadian GAAP             $ (738,647)  $ (6,876,437)
Start-up costs amortized/(deferred)                           194,562
Goodwill amortization                                      (1,033,035)
Dillution gain                                                (25,462)
Convertible debentures (note 14)                             (479,529)
                                         -----------------------------
Net loss based on United States GAAP        $ (738,647)  $ (8,219,901)
                                         -----------------------------

Primary loss per share                      $    (0.08)  $      (1.01)
                                         -----------------------------
                                         -----------------------------

Under US GAAP the effect on the accumulated deficit would be adjusted as follows:

                                                  2002              2001
                                        ---------------------------------
Deficit based on Canadian GAAP            $(14,333,572)     $(13,510,845)
Convertible debentures (note 14)              (395,449)         (479,529)
                                        ---------------------------------
                                          $(14,729,021)     $(13,990,374)
                                        ---------------------------------
                                        ---------------------------------

(d)  Shareholders' Equity (deficit)

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

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

24.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

Under US GAAP the effect on shareholders' equity (deficit), of the above, would be as follows:

                                                                          2002            2001
                                                             ----------------------------------
                                                                                 (see note 28)
Capital stock (as previously shown)                               $ 11,544,736    $ 11,350,336
Capital stock issued on purchase of YFMC Healthcare Inc.             1,087,872       1,087,872
Ascribed fair value of share purchase warrants issued                  (36,406)        (36,406)
                                                             ----------------------------------
Capital stock - U.S. GAAP                                           12,596,202      12,401,802

Contributed surplus (as previously shown)                         $  1,236,587    $  1,174,300
Share purchase warrants                                                 36,406          36,406
                                                             ----------------------------------
Paid-in-capital - U.S. GAAP                                       $  1,272,993    $  1,210,706
                                                             ----------------------------------
Deficit - U.S. GAAP                                               $(14,729,021)   $(13,990,374)
Cumulative translation adjustment                                     (407,531)       (391,980)
                                                             ----------------------------------
Shareholders equity (deficit) - U.S. GAAP                         $ (1,267,357)   $   (769,846)
                                                             ----------------------------------
                                                             ----------------------------------

(e)  Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive income and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the fiscal year ended December 31, 2002 would be adjusted as follows:

                                                       2002               2001
                                          -------------------------------------
                                                                 (see note 28)
Net income (loss) (US GAAP)                    $  (738,647)     $  (8,219,901)
Foreign currency translation
adjustment                                         (15,551)           (87,658)
                                          -------------------------------------

Comprehensive income                           $  (754,198)     $  (8,307,559)
                                          -------------------------------------
                                          -------------------------------------

(f)  Recently Issued Accounting Standards

The following standards were issued by the Financial Accounting Standards Board during 2002 and 2001:

     SFAS No. 141 - Business Combinations and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS No. 41 requires that companies use only the purchase method for acquisitions occurring after June 30, 2001.

     SFAS No. 142 - Goodwill and intangible assets acquired after June 30, 2001, should no longer be amortized but reviewed annually for impairment.

     SFAS No. 143 - Accounting for asset retirement obligations - this standard requires that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard is effective for fiscal years beginning after June 15, 2002.

     SFAS No. 144 - Accounting for the impairment or disposal of long-lived assets. This standard supercedes SFAS No. 121 Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of. This standard requires that businesses recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

24.  CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

     SFAS No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. FAS 145 updates, clarifies and simplifies existing accounting pronouncements. FAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

     SFAS No. 146 - Accounting for Cost Associated with the Exit of Disposal Activities. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. FAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     SFAS No. 147 - Acquisition of certain financial institutions an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

     SFAS No. 148 - Accounting for stock based compensation-transition and disclosure an amendment of SFAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by SFAS 123.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows as it relates to the reconciliation of Canadian and United States accounting policy differences.

25.  ECONOMIC DEPENDENCE

Approximately 69% of revenue and 28% of gross margin is derived from one customer (38% of revenue and 22% of gross margin in 2001). Receivables for this customer amounted to 38% of total receivables (33% of total receivables in 2001). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

26.  SEGMENTED INFORMATION

The Company operates under five business units: Hospital Staffing, Medical Clinics, Government Healthcare Services, Pharmaceutical Support and Long-Term Care.

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

The Government Healthcare Services division recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals at all Canadian Forces bases.

In the table below, the Hospital Staffing unit includes the revenue and cost for the Long-term Care business unit and the Medical Clinics unit includes the revenue and cost for the Pharmaceutical Support unit.

The segmented information for the business units are as follows:

                                                                            2002
                                               --------------------------------------------------------------
                                                                                Government
                                                    Hospital      Medical       Healthcare
                                                    Staffing      Clinics        Services     Consolidated
                                               --------------------------------------------------------------
Revenue                                        $ 5,597,180     $ 8,111,288    $ 31,335,842    $ 45,044,310
Gross margin                                       970,267       3,810,273       1,882,229       6,662,769

Income (loss) before undernoted items              210,405        (251,831)        586,128         544,702

Net loss                                            12,138        (694,014)        (56,771)       (738,647)

Assets employed at end of period                   991,532       1,607,297       1,042,378       3,641,207
Depreciation and amortization                       51,146         195,667          50,561         297,374

                                                                            2001
                                               --------------------------------------------------------------
                                                                                Government
                                                    Hospital      Medical       Healthcare
                                                    Staffing      Clinics        Services     Consolidated
                                               --------------------------------------------------------------
Revenue                                        $ 6,609,340     $ 7,481,692    $ 8,967,423    $ 23,058,455
Gross margin                                     1,103,358       3,697,758      1,387,489       6,188,605

Income (loss) before undernoted items              206,617        (428,180)       506,214         284,651

Net loss                                          (783,800)     (5,225,412)      (867,225)     (6,876,437)

Assets employed at end of period                   925,037       1,601,743        894,300       3,421,080
Depreciation and amortization                       64,629       3,421,503         17,596       3,503,728

MED-MERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2002 and 2001

27.  RELATED PARTY TRANSACTIONS

Consulting fees of approximately $ 65,000 were paid to a director ($70,000 in 2001).

28.  COMPARATIVE FIGURES

Certain figures in the 2001 financial statements have been reclassified and restated to conform with the basis of presentation in 2002. The consolidated balance sheet as at December 31, 2001 has been restated to reflect a net present value discount applied to the convertible debentures payable in connection with the conditional stock exchange option for certain former HealthyConnect.com Inc.
(HCCI) shareholders. The future payments of the convertible debentures which can be settled at the Company's option in cash or common stock has been reclassified from liabilities to shareholder's deficit. The effect of this restatement is as follows:


                                        As restated        As previously
                                            in 2001     reported in 2001
                                      -------------     ----------------
Long-term debt                        $           -        $     590,536
Convertible debentures                      124,375                    -
Deficit                                  13,510,845           13,990,374
Cumulative translation adjustment           391,980              378,612
HealthyConnect.com
  development costs                       1,375,584            1,855,113
Loss before income taxes                  5,529,066            6,008,595
Net loss before minority interest,
  and preferred share dividends           6,777,082            7,256,611
Net loss before preferred
  share dividends                         6,741,567            7,221,096
Net loss                                  6,876,437            7,355,966
Basis loss per share                           0.84                 0.91

The above mentioned restatements have no effect on the statement of cashflows.

LIST OF SUBSIDIARIES

WHOLLY-OWNED

927563 Ontario Inc.
927564 Ontario Inc.
Med-Emerg Inc.
Med Plus Health Centres Ltd.
Med-Emerg Urgent Care Centres Inc.
Med-Emerg Family Health Centres Inc.
Med-Emerg Elmvale Clinic Inc.
YFMC Heathcare Inc.
1185943 Ontario Inc.
YFMC Healthcare (Alberta) Inc.
1024528 Ontario Ltd.
1180668 Ontario Inc.
1292363 Ontario Corp.

75%-OWNED

Doctors on Call Ltd.

51%-OWNED

Caremedics (Elmvale) Inc.