Form 10-Q
period 2003-03-31
MED EMERG INTERNATIONAL INC
filed 2003-05-15
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                                 OR
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

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes [ ] No [X]

                  The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company's Common Stock as reported on the OTC Bulletin Board on May 14, 2003) of the registrant held by non-affiliates on March 31, 2003 was approximately US$5,902,293.

                  As of March 31, 2003, 9,519,828 shares of the registrant's Common Stock were outstanding.

(All figures in US dollars unless otherwise indicated.)

                          MED-EMERG INTERNATIONAL INC.

                  MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-Q





                                TABLE OF CONTENTS


                          PART I: FINANCIAL INFORMATION



Item 1.          Financial Statements

Item 2.          Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Item 4.          Controls and Procedures


                           PART II: OTHER INFORMATION

Item 5.          Exhibits and Reports on Form 8-K
                 (a) Exhibits
                 (b) Reports on Form 8-K

                 Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Med Emerg International Inc. ("MEII" or the "Company") disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.


PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002 (audited)

Consolidated Statements of Operations and Deficit for the three months ended March 31, 2003 and 2002 (unaudited)

Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)

Notes to Unaudited Consolidated Financial Statements

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
        AS AT MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)
                                    (IN US$)

                                                   March 31          December 31
                                                     2003                2002
                                                --------------      -------------
ASSETS

CURRENT ASSETS
  Cash                                            $     64,614      $    173,841
  Accounts receivable                                4,182,072         2,531,424
  Prepaid expenses and other                           149,493           127,947
  Deferred financing costs                              16,788            42,883
                                                --------------      -------------
                                                     4,412,967         2,876,095
                                                --------------      -------------

Property, plant and equipment                          832,364           765,112
                                                --------------      -------------
TOTAL ASSETS                                      $  5,245,331      $  3,641,207
                                                --------------      -------------
                                                --------------      -------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Demand loan (note 5)                            $    454,236      $     11,462
  Accounts payable and accrued liabilities           6,082,395         4,512,586
  Current portion of deferred revenue                   96,278            83,352
  Other loans (note 7)                                 436,255           545,235
                                                --------------      -------------
                                                     7,069,164         5,152,635
LONG-TERM LIABILITIES
  Deferred revenue                                     182,359           184,742
                                                --------------      -------------
TOTAL LIABILITIES                                    7,251,523         5,337,377
                                                --------------      -------------

Minority interest                                        2,875             2,170

Contingent liabilities (note 13)

SHAREHOLDERS' DEFICIT
  Capital stock                                     11,544,736        11,544,736
  Contributed surplus (note 9)                       1,970,214         1,236,587
  Convertible debentures (note 8)                      317,504           261,440
  Deficit                                          (15,281,263)      (14,333,572)
  Cumulative translation adjustment                   (560,258)         (407,531)
                                                --------------      -------------
                                                    (2,009,067)       (1,698,340)
                                                --------------      -------------
                                                  $  5,245,331      $  3,641,207
                                                --------------      -------------
                                                --------------      -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
             THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
                                    (IN US$)

                                                                March 31                     March 31
                                                                  2003                         2002
                                                          ------------------------------------------------
                                                                                           (see note 13)
REVENUE                                                     $     13,143,820             $    9,741,534

PHYSICIAN FEES AND OTHER DIRECT COSTS                             11,318,978                  8,184,961
                                                          ------------------------------------------------
                                                                   1,824,842                  1,556,573
                                                          ------------------------------------------------
EXPENSES

     Salaries and benefits                                  $        950,171            $       768,338
     General and administration                                      336,905                    192,584
     Occupancy costs and supplies                                    373,388                    368,704
     Public company costs                                             21,892                     12,472
     Travel & marketing                                               80,848                     34,838
                                                          ------------------------------------------------
                                                                   1,763,204                  1,376,936
                                                          ------------------------------------------------

INCOME BEFORE UNDERNOTED ITEMS                                        61,638                   179,637

     Interest and financing expense                                  155,236                   100,486
     Amortization of property, plant and equipment                    59,334                    54,456
     Stock compensation expenses (note 9)                            733,627                        --
                                                          ------------------------------------------------
                                                                     948,197                   154,942
                                                          ------------------------------------------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST & PREFERRED
    SHARE DIVIDENDS                                                 (886,559)                  24,695

    Minority interest                                                 (2,793)                  (3,191)

                                                          ------------------------------------------------
NET INCOME (LOSS) BEFORE PREFERRED SHARE DIVIDENDS                  (889,352)                 21,504

    Preferred share dividends                                        (33,750)                (33,744)
                                                          ------------------------------------------------
NET LOSS                                                            (923,102)                (12,240)

DEFICIT, BEGINNING OF THE PERIOD                                 (14,333,572)            (13,510,845)

    Convertible debenture charges (note 8)                           (24,589)                (20,704)
                                                          ------------------------------------------------
DEFICIT, END OF THE PERIOD                                  $    (15,281,263)        $   (13,543,789)
                                                          ------------------------------------------------
                                                          ------------------------------------------------

BASIC LOSS PER COMMON SHARE                                 $          (0.10)        $         (0.00)
                                                          ------------------------------------------------
                                                          ------------------------------------------------

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                   9,519,828               9,303,828
                                                          ------------------------------------------------
                                                          ------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   AS AT MARCH 31, 2003 AND 2002 (UNAUDITED)
                                    (IN US$)

                                                                     March 31        March 31
                                                                       2003            2002
                                                                -----------------------------------
                                                                                  (see note 13)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                        $    (923,102)  $    (12,240)
  Adjustments for:
    Amortization of property, plant and equipment                       59,334         54,456
    Minority interest                                                      705            170
    Stock compensation expenses (note 9)                               733,627           --
    Convertible debentures (note 8)                                     31,475         12,905
                                                                -----------------------------------
                                                                       (97,961)        55,291

   Increase (decrease) in non-cash working
   capital components                                                  (91,842)       252,718
                                                                -----------------------------------
                                                                      (189,803)       308,009
                                                                -----------------------------------
                                                                -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                         (126,586)      (204,428)
  Sale of investment in Next Generation Technology Holdings,             --          102,051
  Inc.                                                          -----------------------------------
                                                                     (126,586)      (102,377)
                                                                -----------------------------------
                                                                -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank indebtedness                                         --         (113,936)
  Demand loan (note 5)                                                442,774           --
  Deferred financing costs incurred                                    26,095           --
  Repayment of other loans                                           (108,980)      (104,317)
                                                                -----------------------------------
                                                                      359,889       (218,253)
                                                                -----------------------------------
                                                                -----------------------------------

Effect of foreign currency exchange rate changes                     (152,727)         1,105

DECREASE IN CASH                                                     (109,227)       (11,516)
Cash, beginning of period                                             173,841         70,341
                                                                -----------------------------------
Cash, end of period                                              $     64,614   $     58,825
                                                                -----------------------------------
                                                                -----------------------------------

    The accompanying notes are integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

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

For hospital staffing, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals, on a contractual basis. At March 31, 2003, the Company had 18 contracts for physician staffing and 4 contracts for nurse staffing.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These financial statements consolidate, with minority interest, the accounts of MEII and all wholly-and partially-owned subsidiaries of MEII.

In the opinion of management, the unaudited interim consolidated financial statements follow the same accounting policies and methods of application as the most recent audited annual financial statements.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Significant intercompany accounts and transactions have been eliminated on consolidation.

The consolidated financial statements are expressed in US dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in note 10.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Going concern

The consolidated financial statements have been prepared on principles applicable to a going concern which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at March 31, 2003, the Company had a working capital deficiency of $2,656,197 and a shareholders' deficit of $ 2,009,067.

On June 28th, 2002 the Company discharged its primary banker (HSBC) and MEII currently does not have any traditional bank credit facilities.

Management has implemented certain plans and has obtained alternative financing from private investors (see note 5 and 6 for further details), which it believes will alleviate these conditions and enable the company to return to profitability in the foreseeable future. These plans include:

1) closure of non-profitable clinics, termination of redundant staff and cost-cutting measures;
2) negotiating discounts with creditors; and
3) disposition of redundant assets.

The Company is continuously pursuing opportunities for alternative sources of financing at more favourable interest rates and is currently reviewing term sheets from various third party lendors. In addition the Company has plans to raise equity through the use of convertible debentures. Its ability to continue as a going concern is dependent on obtaining such financing and ensuring that there is no further deterioration in its working capital and shareholders' deficit.

Should the Company be unable to obtain such alternative financing, it may not be able to continue as a going concern. As a result, certain assets and liabilities currently reflected in the balance sheet at book value would have to be adjusted to liquidated values.

b)       Use of estimates

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and liabilities during the reporting period. Significant areas requiring the use of estimates relate to: 1) the reported amounts of revenues and expenses, 2) the disclosure of contingent liabilities, 3) the carrying value of property, plant, and equipment and the rate of amortization related thereto. Actual results could differ from those estimates.

c)       Short term investments

Short term investments comprising marketable securities were written down to its market value.

d)       Property, plant and equipment

Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

           Furniture and fixtures       20%               Declining balance
           Medical equipment            10%               Declining balance
           Computer software            100%              Declining balance

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           Computer hardware           30%               Declining balance
           Leasehold improvements      5-10 years        Straight-line

e)       Impairment charges

At least annually and when events and circumstances warrant a review, the Company evaluates the carrying value of its assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment in assets is written down and charged to earnings in the year.

f)       Revenue recognition

The company has adopted the provisions of Emerging Issues Committee ("EIC") - 123, issued by the Canadian Institute of Chartered Accountants (CICA) which became effective on January 1, 2002. EIC -123 addresses the reporting of revenue on a gross basis as a principal versus on a net basis as an agent.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(3) Healthcare Services (Includes Department of National Defence ("DND")):

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

i)       Foreign currency translation

The Company has adopted the recommendation of the Canadian Institute of Chartered Accountants ("CICA") handbook section 1650 Foreign Currency Translation. The amended standard eliminates the deferral and amortization approach to exchange gains and losses on long-term monetary items and requires the disclosure of the exchange gains and losses included in the calculation of net income. There is no material effect of this change in accounting policy on the financial statements of the Company.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

j)       Stock compensation

The Company has adopted section 3870 issued by the CICA in respect of stock based compensation and other stock based payments. This section requires that a fair value based method of accounting be applied to all stock based payments to non-employees and to direct awards of stock to employees. The standard requires either the recognition of a compensation expense for grants of stock, stock options, and other equity instruments to employees based on the estimated fair value of the instruments at the grant date, or alternatively, the disclosure of pro forma net earnings and earnings per share data as if stock based compensation had been recognized in earnings.

4. CHANGE IN ACCOUNTING POLICY

The Company has retroactively adopted the new recommendations of the Canadian Institute of Chartered Accountants for calculating and reporting earnings per share. Under the new recommendations, basic and diluted earnings per share should be computed using the treasury stock method. The treasury stock method should reflect the effect of potentially dilutive securities, including stock options, share purchase price warrants, preferred shares and notes payable, when dilutive. Prior to the adoption of the new recommendations, diluted earnings per share were calculated by adjusting basic earnings per share for the effect of all dilutive securities outstanding and inputing interest income on the cash proceeds derived from the exercise of such securities. The result of applying the new recommendations had no effect on diluted loss per share due to the anti-dilutive impact of the losses generated by the Company during the years before and after adoption of the new recommendations.

5.  DEMAND LOAN

The demand loan amount is owing to Morrison Financial Services Limited ("MFSL") under the terms described in note 6.

6. REFINANCING ACTIVITIES

On May 24, 2002 the Company issued a $720,000 discounted secured debenture, with net proceeds of $600,000 and repaid the bank loans from the net proceeds.

The terms of the secured debenture include:
1.       maturity of June 1, 2003
2.       an effective interest rate of 23.4% per annum
3. convertible into common shares at $1 per share at the option of the holder
4. balance due repayable at $35,000 on April 30, 2003 and $395,000 due on May 31, 2003
5.       216,000 restricted common shares issued to the debenture holders
6. redeemable on or before 180th day from the date of the closing at 115% of the principal amount, and any date thereafter at 120% of the principal amount.

A principal shareholder of the Company has guaranteed the debenture, providing as security, unrestricted free trading common shares of the Company equivalent to 150% of the face value of the debenture. In exchange for the guarantee, the Company issued to the guarantor shareholder common share purchase options to purchase 100,000 common shares at $1.00 per share. In the event that the market value of the common shares provided as security falls below 200 % of the face amount of the debenture, the Company is required to pledge additional securities to return the market value to 200% of the face amount (see note 7 for more details).

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

6. REFINANCING ACTIVITIES (cont'd)

On June 28, 2002, MFSL paid HSBC $475,406 on MEII's behalf which was the balance owing under the forbearance agreement. The completion of the aforementioned financial transaction had the effect of reducing the Company's total debt by $228,459 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $475,406 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility has a term of one year, with an annualized interest rate of 34.22% that matures on June 28, 2003. In addition to the specific Standard Form Assignments (General), all amounts due to MFSL are secured by a general security agreement on all assets and undertakings of MEII, an assignment of all risk insurance policies and an assignment of key man life insurance of a director.

7. OTHER LOANS

                                                                                   MARCH                DECEMBER
                                                                                    2003                  2002
                                                                                -----------------------------------
Bank loan, interest at 10.9%, repayable in equal monthly installments of
$1,475 principal plus interest, secured by personal guarantee of a
shareholder, due August 2003                                                        6,255                10,082

Secured debenture, effective interest at 23.4%, repayable at $35,000 on April
30, 30, 2003 and $395,000 due on May 31, 2003                                     430,000               535,000

Obligations under capital lease                                                      -                      153
                                                                                -----------------------------------
                                                                                  436,255               545,235
                                                                                -----------------------------------
                                                                                -----------------------------------

8. CONVERTIBLE DEBENTURES

The convertible debentures were issued on September 30, 2001, are due on September 30, 2006 and bear interest at 7%. MEII may pay the principal amount and accrued interest at any time prior to maturity by way of cash or shares of MEII common stock or a combination of cash and MEII common stock at the discretion of the Company. Accordingly, these debentures have been reflected in the financial statements at its estimated present value and included in shareholder's deficit. The 2002 comparative figures have been restated (see note
14).

Convertible debentures                                      UNDISCOUNTED TOTAL          PRESENT VALUE
                                                            ------------------          -------------
Principal due on September 30, 2006                         $     590,536               $     92,130
Interest due on September 30, 2006                                206,688                     32,245
                                                            --------------              ------------
                                                            $     797,224               $    124,375
                                                            --------------              ------------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

8. CONVERTIBLE DEBENTURES (cont'd)

                                                       MARCH 31               DECEMBER 31
                                                         2003                    2002

Convertible debentures at December 31, 2002            $261,440                 $261,440
Interest costs in 2003                                   10,903                        -
Convertible debenture charges in 2003                    24,589                        -
Foreign exchange adjustment                              20,572                        -
                                                      -----------------------------------
Convertible debentures at December 31, 2003            $317,504                 $261,440
                                                      -----------------------------------
                                                      -----------------------------------

The above debentures will be accreted up to their principal values at the rate of 45% per annum on the net present values shown. During fiscal 2002 the amount of $84,080 was accreted to principal with corresponding charge to retained earnings and for the period ending March 31, 2002 $24,589 was accreted to the balance.

9. CONTRIBUTED SURPLUS

During the first quarter of 2003 the terms of the warrants were amended entitling each warrant holder to purchase one share of common stock at a price of $0.50 (previously $4.50). The expiry of these warrants has been extended from February 11, 2003 to February 11, 2005.

Due to the amendment to the above mentioned warrants the fair value amounting to $733,627 has been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook. This amount has been credited to contributed surplus.

10. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects with those in the United States ("U.S. GAAP") during the periods presented, except with respect to the following:

(a)      Deficit

Under Canadian GAAP, the convertible debentures have been presented in Shareholders' deficit as the Company has the option to satisfy the debt by way of cash or shares or a combination of cash and shares. The debentures have been discounted to reflect the net present value as at the balance sheet date. Under U.S. GAAP, these obligations should be shown as long-term debt on the balance sheet.

If U.S. GAAP were employed, deficit for the period would be adjusted as follows:

                                                          MARCH           DECEMBER
                                                           2003             2002
Deficit based on Canadian GAAP                         $(15,281,263)   $(14,333,572)
Convertible debentures (note 8)                            (370,860)       (395,449)
                                                      --------------------------------
Deficit based on US GAAP                                (15,652,123)    (14,729,021)
                                                      --------------------------------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

10. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

(b) Shareholders' deficit

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

Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under Canadian GAAP, the detachable stock purchase warrants issued in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, have been given no recognition in the financial statements. Under U.S. GAAP, based on an ascribed fair value of $0.364 for each of the 1,000,000 share warrants issued, share capital would be lower by $ 36,406 and, given that the stock purchase warrants were cancelled, the carrying amount of contributed surplus would be increased by $ 36,406.

Under U.S. GAAP the effect on shareholders' deficit would be adjusted as follows:

                                                                MARCH                DECEMBER
                                                                 2003                  2002

Capital stock                                                 11,544,736            11,544,736
Capital stock issued on purchase of YFMC Healthcare Inc.       1,087,872             1,087,872
Ascribed fair value of share purchase warrants issued            (36,406)              (36,406)
                                                            -------------         -------------

Capital stock - U.S. GAAP                                     12,596,202            12,596,202
                                                            -------------         -------------
                                                            -------------         -------------

Contributed surplus                                            1,970,214             1,236,587
Share purchase warrants                                           36,406                36,406
                                                            -------------         -------------
Paid-in-capital - U.S. GAAP                                    2,006,620             1,272,993
                                                            -------------         -------------

Deficit - U.S. GAAP                                          (15,652,123)          (14,729,021)
Cumulative translation adjustment                               (560,258)             (407,531)
                                                            -------------         -------------

Shareholders' deficit - U.S. GAAP                             (1,609,559)           (1,267,357)
                                                            -------------         -------------
                                                            -------------         -------------

(c) Comprehensive loss

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the fiscal year ended December 31, 2002 would be adjusted as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

10. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

                                                       MARCH                 MARCH
                                                       2003                  2002

Net loss (U.S. GAAP)                                     (923,102)             (12,240)
Foreign currency translation adjustment                  (152,727)               1,105
                                                       ------------          -----------
Comprehensive loss                                     (1,075,829)             (11,135)
                                                       ------------          -----------

(d) Recently issued Accounting Standards

The following standards were issued by the Financial Accounting Standards Board during 2003 and 2002:


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

               SFAS No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

               SFAS No. 146 - Accounting for Cost Associated with the Exit of Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

               SFAS No. 147 - Acquisition of certain financial institutions an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

10. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (cont'd)

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

               SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows as it relates to the reconciliation of Canadian and United States accounting policy differences.

11. ECONOMIC DEPENDENCE

Approximately 72% of revenue and 30% of gross margin is derived from one customer (67% of revenue and 26% of gross margin in 2002). Receivables for this customer amounted to 57% of total receivables (51% of total receivables in 2002). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

12. SEGMENTED INFORMATION

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

The segmented information for the business units are as follows:

                                                               THREE MONTHS ENDED MARCH 31, 2003
                                                ----------------------------------------------------------------

                                                                                 GOVERNMENT
                                                  HOSPITAL          MEDICAL      HEALTHCARE
                                                  STAFFING          CLINICS       SERVICES         CONSOLIDATED
Revenue                                          1,558,376        2,057,182       9,528,262         13,143,820
Gross margin                                       338,422          936,015         550,405          1,824,842

Operating income                                    96,402         (161,502)        126,738             61,638

Net loss                                          (176,410)        (502,326)       (244,366)          (923,102)

Assets employed at end of period                 1,150,462        1,596,924       2,497,945          5,245,331
Depreciation and amortization                        3,741           41,854          13,739             59,334

                                                               THREE MONTHS ENDED MARCH 31, 2002
                                                ----------------------------------------------------------------

                                                                                 GOVERNMENT
                                                  HOSPITAL          MEDICAL      HEALTHCARE
                                                  STAFFING          CLINICS       SERVICES         CONSOLIDATED
Revenue                                          1,245,812         1,971,447     6,524,275           9,741,534
Gross margin                                       207,804           944,742       404,027           1,556,573

Operating income                                    39,173           (15,288)      155,752             179,637

Net loss                                            14,164           (74,625)       48,221             (12,240)

Assets employed at end of period                   825,114         1,675,206     1,637,467           4,137,787
Depreciation and amortization                        4,122            39,239        11,095              54,456

13. CONTINGENT LIABILITIES

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

(ii) The Company is in receipt of two claims from former employees, claiming damages for breach of contract and/or severance pay. The Company is conducting an internal investigation of these complaints and is prepared to defend itself. In the event that the Company must pay both claims, the maximum amount payable would be $ 108,000.

(iii) There is uncertainty with respect to the Company's liability for Goods and Services tax pertaining to certain services which it provides. The measurement of this uncertainty is

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements Three months ended March 31, 2003 and 2002

13. CONTINGENT LIABILITIES (cont'd)

              not determinable and accordingly no provision has been made in respect thereof in these financial statements.

14. COMPARATIVE FIGURES

Certain figures in the 2002 financial statements have been reclassified and restated to conform with the basis of presentation in 2003. The statement of operations for the three months ended March 31, 2002 has been restated to reflect a net present value discount applied to the convertible debentures payable in connection with the conditional stock exchange option for certain former HealthyConnect.com Inc. (HCCI) shareholders. The future payments of the convertible debentures which can be settled at the Company's option in cash or common stock has been reclassified from liabilities to shareholder's deficit. The effect of this restatement is as follows:

                                                    AS RESTATED               AS PREVIOUSLY REPORTED
                                                  IN MARCH 31, 2002              IN MARCH 31, 2002

Net income before minority interest,
and preferred share dividends                         24,695                         37,600

Net income before preferred
share dividends                                       21,504                         34,409

Net income (loss)                                    (12,240)                           665


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

HOSPITAL STAFFING

The Company provides emergency room physician staffing services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital. The Company also provides nursing coverage to hospital emergency departments on a shift-by-shift basis. The Company charges a fixed hourly rate for every hour of nursing coverage provided. During the first quarter of 2003, the Hospital Staffing unit provided approximately 4300 hours of physician coverage and 700 hours of nursing coverage per month for its' clients, compared to 3500 hours of physician coverage and 1200 hours of nursing coverage during the first quarter of 2002. At March 31, 2003, the Company had 18 contracts for physician staffing and 4 contracts for nurse staffing compared to 18 contracts for physician staffing and 9 contracts for nurse staffing at March 31, 2002.

MEDICAL CLINICS

The Company began expanding its healthcare services in the early 1990's, in response to the changing needs of patient care. The Company opened three immediate care clinics in London and Mississauga, well before the concept became popular in Ontario. Today, the Company is one of the largest physician practice management companies, owning and operating 21 family practice clinics throughout Canada; located in Ottawa (11), Toronto (2), London (3), Winnipeg (1), Edmonton
(2) and Calgary (2). With a repository of more than 2,000,000 patient charts and providing care to more than 500,000 patients per year, the Company also provides administrative support services to physician practices including management, billing, staffing, etc.

Beginning in 2001, the Company continues with a major restructuring of its clinic facilities. Several small, unprofitable sites were closed or consolidated into larger group practices that leveraged the overhead costs into a more profitable model. The Company then developed business relationships with several of the large retail pharmacy chains to build or manage group medical practices adjacent to drug stores. In addition, the Company was engaged by several small rural communities to assist in the development of their physician recruitment and retention programs. One of the projects signed in 2001, resulted in the Company being retained to build and manage a multi-physician practice that is adjacent to the local pharmacy. The clinic is electronically linked to the hospital's information technology systems providing seamless access to patient information.

GOVERNMENT HEALTHCARE SERVICES

In March of 2001, the Company was awarded the administrative management services contract, the largest of its kind, to provide up to 400 medical personnel to the 33 Canadian Forces Bases across Canada. The contract has two stages, an initial period of three years with another three year renewal option extending to March 31, 2007. As the service administrator, the Company recruits, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals to provide services as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed at any one time. The contract was subsequently broadened, and as at March 31, 2003, the Company managed more than 800 employees and independent healthcare professionals in 39 bases across Canada.

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

In December of 2002, the Company was retained to provide healthcare services for the Canadian Contract Augmentation Program ("CANCAP") recently awarded by the Department of National Defence to SNC-Lavalin PAE Inc. Under this five year contract, MEII will provide all contract healthcare services to the Canadian soldiers, sailors and air force personnel deployed outside of Canada. On any given day, thousands of Canadian Forces ("CF") members are preparing for, engaged in or have returned from overseas missions. Since 1947, the CF has completed 73 international operations. With the addition of the CANCAP contract, MEII will now be the provider of healthcare to Canada's military both home and abroad.

The Company will apply knowledge gained about the unique healthcare requirements of the Canadian Forces through its in-garrison contract, to the CANCAP contract. On March 15, 2003, MEII began providing the first phase of care for the men and women in uniform whether they are deployed overseas or at home in Canada.

PHARMACEUTICAL SUPPORT

On March 15th, 2001, the Company signed a contract to become the coordinator for the community-based infusion of RemicadeTM. This multi-year contract with Schering-Plough Canada capitalizes on the Company's national network of health placement coordinators to provide timely access to clinics for the treatment of patients with disabling Rheumatoid Arthritis and Crohn's Disease. The Company has established 14 infusion sites, and is projected to open approximately 3 more by the end of December 31st, 2003. It is estimated that approximately 40,000 patients in Canada suffer from the debilitating effects of these two diseases. Under this agreement, the Company coordinates and manages infusion services for patients referred to it by physicians at its clinic locations. By March 31, 2003, there were approximately 1200 patients registered with the Company for this program, receiving regular infusions. It is anticipated that the number of patients participating in this program will reach 1,400 by the end of 2003.

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

LONG-TERM CARE

The problem of physician shortages is evident not only in hospitals in Ontario but also in its long-term care facilities. The Company has received requests from long-term care facilities for physicians to provide admission physical assessments and regular primary care to residents. Residents of these facilities are typically not cared for by their family physicians once they are transferred to long term care facilities, thus they lack routine primary healthcare. During April 2002, the Company commenced providing admission physical assessments and regular primary care to residents at long-term care facilities. As at March 31, 2003 the Company provided physicians and nurse practitioners to 11 long-term care facilities in Ontario (6 in Ottawa and 5 in the Greater Toronto Area), and has just obtained a contract with another facility to provide services on April 1, 2003. The Company has developed and now sells a comprehensive eight-part training program for registered nursing staff that it conducts twice annually for several of its long-term care facility clients. The Company intends to expand this business unit in 2003 to provide services to 20 facilities.


RESULTS OF OPERATIONS

NET LOSS

The Company incurred a net loss of $ 923,102, or (0.10) per common share for the three months ended March 31, 2003 compared to a net loss of $12,240, or (0.00) per common share for the three months ended March 31, 2002.

REVENUE

The Company's revenue for the three months ended March 31, 2003 increased to $13,143,820, compared to $ 9,741,534 for the three months ended March 31, 2002, or 35%. This revenue growth was largely attributable to the Department of National Defence management service contract whereby MEII staffed an increased number of health providers in the first quarter of fiscal 2003 versus the prior year. The Long-term care and Pharmaceutical Support business units have also been responsible for increased revenues for the period ending March 31, 2003.

Revenue from the Government Healthcare Services Division amounted to $9,528,262 for the three months ended March 31, 2003 compared to $6,524,275 for the three months ended March 31, 2002. As at March 31, 2003, the Company provided approximately 800 medical personnel at DND bases across Canada, compared to 623 as at March 31, 2002.

Revenues from the Hospital Staffing unit increased to $1,558,376 for the three months ended March 31, 2003 compared to $1,245,812 for the three months ended March 31, 2002 an increase of approximately 25%. The increase in revenues is the result of the Company obtaining new contracts in the first quarter of 2003.

For the three months ended March 31, 2003, revenues from Medical Clinics unit increased to $2,057,182 or approximately 4.3% from $1,971,447 for the three months ended March 31, 2002. The increase resulted from the higher revenues achieved from the Pharmaceutical support division for the period ending March 31, 2003 compared to the three months ended March 31, 2002.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) for the three months ended March 31, 2003 increased to $1,824,842 or about 17%, compared to $1,556,573 for the three months ended March 31, 2002. This increase in gross margin was due to the Department of National Defence management service contract and the Hospital Staffing, Long-term care, and Pharmaceutical support business units.

Physician fees and direct costs for the quarter ended March 31, 2003 increased to $ 11,318,978, compared to $ 8,184,961 for the three months ended March 31, 2002, an increase of approximately 38%. Physician fees and other direct costs increased as a percent of revenue to approximately 86% of revenue for the three months ended March 31, 2003 compared to approximately 84% of revenue for the three months ended March 31, 2002. This increase reflected the growth of the DND contract where physician fees are a greater percentage of revenue than that of the Company's other business units.

OPERATING EXPENSES

Operating expenses totaled $ 1,763,204 for the three months ended March 31, 2003 compared to $1,376,936 for the three months ended March 31, 2002, an increase of approximately 28%. The increase is the result of supporting the growing Healthcare service contracts, the Pharmaceutical support division, the Long-term care facility contracts, and new business development.

INCOME TAXES

The Company has loss carry forwards of approximately $5.0 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

LIQUIDITY AND CAPITAL RESOURCES
As at March 31, 2003, the Company had a working capital deficit of $2,656,197 as compared to $2,276,540 as at December 31, 2002.

On June 28, 2002, the Company repaid all amounts owing to its primary banker from the proceeds of financing secured on May 24, 2002. The Company issued a $720,000 secured debenture for net proceeds of $600,000 repayable on June 1, 2003. The balance owing as at March 31, 2003 is $430,000 (see note 7 for more details).

The company finances working capital needs for the DND contract through a financing facility in the amount of $2.7 million ($4.3 million Canadian funds).

In June 2002, the lender provided the Company an additional full recourse invoice discounting facility of up to $475,406 to support its general working capital needs.

The additional facility is secured by a general agreement and a postponement and subordination of all security in respect of this financing (see note 5 for more details).

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no financial instruments that are sensitive to changes in interest rates.

The Company has a financial instrument (see note 7 for details on secured debenture) that has exposure to foreign currency exchange gains/losses.

ITEM 4: CONTROLS AND PROCEDURES

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

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the first quarter ended March 31, 2003 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.


PART II:  OTHER INFORMATION

ITEM 5. EXHIBITS AND REPORTS OF FORM 8-K

a) 99.1 CERTIFICATION OF CEO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
     99.2 CERTIFICATION OF CFO PURSUANT TO SECTION 906 OF THE
     SARBANES-OXLEY ACT OF 2002

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

Date:  May 15, 2003
                                                        ----------------------
                                                        Dr. Ramesh Zacharias
                                                        Chief Executive Officer

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

Date:  May 15, 2003
                                                        -----------------------
                                                        John Jarman
                                                        Chief Financial Officer



b) There were no reports filed on form 8-K during the first quarter of fiscal 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MED-EMERG INTERNATIONAL INC.


                                                   By: /s/ RAMESH ZACHARIAS
                                                   ------------------------
                                                   Ramesh Zacharias
                                                   Chief Executive Officer
Date:   May 15, 2003