Form 10-Q
period 2003-06-30
MED EMERG INTERNATIONAL INC
filed 2003-08-13
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
     /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR
     / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

          The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company's Common Stock as reported on the OTC Bulletin Board on Aug 5, 2003) of the registrant held by non-affiliates on June 30, 2003 was approximately US$3,903,129.

          As of June 30, 2003, 9,519,828 shares of the registrant's Common Stock were outstanding.

(All figures in US dollars unless otherwise indicated.)

                          MED-EMERG INTERNATIONAL INC.

                   JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-Q
                   -------------------------------------------



                                TABLE OF CONTENTS
                                -----------------


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


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
December 31, 2002 (audited)

Consolidated Statements of Operations and Deficit for the three and six months ended June 30, 2003 and 2002 (unaudited)

Consolidated Statement of Cash Flows for the three and six months ended June 30, 2003 and 2002 (unaudited)

Notes to Unaudited Consolidated Financial Statements

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
         AS AT JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)
                                    (IN US$)


                                                                       JUNE 30             DECEMBER 31
                                                                         2003                  2002
                                                              -----------------------  ---------------------
ASSETS

CURRENT ASSETS
     Cash                                                     $            487,570      $            173,841
     Accounts receivable                                                 5,581,846                 2,531,424
     Prepaid expenses and other                                            141,313                   127,947
     Deferred financing costs                                                    -                    42,883
                                                              -----------------------  ---------------------
                                                                         6,210,729                 2,876,095
                                                              -----------------------  ---------------------

Property, plant and equipment                                              891,360                   765,112
                                                              -----------------------  ---------------------
                                                              $          7,102,089      $          3,641,207
                                                              =======================  =====================
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Demand loan (note 4)                                     $            148,227      $             11,462
     Accounts payable and accrued liabilities                            8,851,646                 4,512,586
     Current portion of deferred revenue                                   123,076                    83,352
     Other loans (note 6)                                                  361,722                   545,235
                                                              -----------------------  ---------------------
                                                                         9,484,671                 5,152,635
LONG-TERM LIABILITIES
     Deferred revenue                                                      180,989                   184,742
                                                              -----------------------  ---------------------
                                                                         9,665,660                 5,337,377
                                                              -----------------------  ---------------------

Minority interest                                                            2,360                     2,170
                                                              -----------------------  ---------------------

Contingent liabilities (note 12)

SHAREHOLDERS' DEFICIT
     Capital stock                                                      11,544,736                11,544,736
     Contributed surplus (note 8)                                        2,355,443                 1,236,587
     Convertible debentures (note 7)                                       335,143                   261,440
     Deficit                                                           (16,061,371)              (14,333,572)
     Cumulative translation adjustment                                    (739,882)                 (407,531)
                                                              -----------------------  ---------------------
                                                                        (2,565,931)               (1,698,340)
                                                              -----------------------  ---------------------
                                                              $          7,102,089      $          3,641,207
                                                              =======================  =====================

The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
          THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
                                    (IN US$)


                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                -------------------------------  ---------------------------------
                                                                    JUNE 30         JUNE 30        JUNE 30            JUNE 30
                                                                      2003            2002           2003               2002
                                                                -------------------------------  ---------------------------------
                                                                                 (see note 13)                      (see note 13)

REVENUE                                                         $18,412,652      $  11,310,318  $  31,556,472       $  21,051,852

PHYSICIAN FEES AND OTHER DIRECT COSTS                            15,983,175          9,647,134     27,302,153          17,832,095
                                                                 ----------------------------------------------------------------
                                                                  2,429,477          1,663,184      4,254,319           3,219,757
                                                                 ----------------------------------------------------------------
EXPENSES

     Salaries and benefits                                       $1,077,042      $     838,390  $   2,027,213       $   1,606,728
     General and administration                                     853,774            239,476      1,190,679             432,060
     Occupancy costs and supplies                                   398,446            403,181        771,834             771,885
     Public company costs                                            44,157             24,849         66,049              37,321
     Travel & marketing                                             112,072             70,661        192,920             105,499
                                                                 ----------------------------------------------------------------
                                                                  2,485,491          1,576,557      4,248,695           2,953,493
                                                                 ----------------------------------------------------------------

INCOME (LOSS) BEFORE UNDERNOTED ITEMS                               (56,014)            86,627          5,624             266,264

     Interest and financing expense                                 194,471            463,285        349,707             563,771
     Amortization of property, plant and equipment                   68,952             65,625        128,286             120,081
     Stock compensation expenses (note 8)                           385,229                  -      1,118,856                   -
     Foregiveness of loan                                                 -           (227,893)             -            (227,893)
                                                                 ----------------------------------------------------------------
                                                                    648,652            301,017      1,596,849             455,959
                                                                 ----------------------------------------------------------------

OPERATING LOSS BEFORE INCOME TAXES                                 (704,666)          (214,390)    (1,591,225)           (189,695)

     Income taxes (recovery)                                         13,845            (11,392)        13,845             (11,392)
                                                                 ----------------------------------------------------------------

NET LOSS BEFORE MINORITY INTEREST & PREFERRED
   SHARE DIVIDENDS                                                 (718,511)          (202,998)    (1,605,070)           (178,303)

     Minority interest                                               (1,374)            (3,578)        (4,167)             (6,769)
                                                                 ----------------------------------------------------------------

NET INCOME (LOSS) BEFORE PREFERRED SHARE DIVIDENDS                 (719,885)          (206,576)    (1,609,237)           (185,072)

     Preferred share dividends                                      (33,749)           (33,745)       (67,499)            (67,489)
                                                                 ----------------------------------------------------------------

NET LOSS                                                           (753,634)          (240,321)    (1,676,736)           (252,561)

DEFICIT, BEGINNING OF THE PERIOD                                (15,281,263)       (13,543,789)   (14,333,572)        (13,510,845)

     Convertible debenture charges (note 7)                         (26,474)           (21,232)       (51,063)            (41,936)
                                                                 ----------------------------------------------------------------

DEFICIT, END OF THE PERIOD                                     $(16,061,371)      $(13,805,342)  $(16,061,371)       $(13,805,342)
                                                                 ================================================================

BASIC LOSS PER COMMON SHARE                                          $(0.08)      $      (0.03)  $      (0.18)       $      (0.03)
                                                                 ================================================================

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                  9,519,828          9,375,828      9,519,828           9,339,828
                                                                 ================================================================

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
                                    (IN US$)

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                -------------------------------  ---------------------------------
                                                                    JUNE 30         JUNE 30        JUNE 30            JUNE 30
                                                                      2003            2002           2003               2002
                                                                -------------------------------  ---------------------------------
                                                                                 (see note 13)                      (see note 13)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                          $ (753,634)    $ (240,321)    $(1,676,736)         $(252,561)
   Adjustments for:
     Amortization of property, plant and equipment                      68,952         65,625         128,286            120,081
     Minority interest                                                    (515)           805             190                975
     Foregiveness of loan                                                    -       (227,893)              -           (227,893)
     Stock compensation expenses (note 8)                              385,229              -       1,118,856                  -
     Convertible debentures (note 7)                                    11,738         13,235          22,641             26,140
     Common shares issued for financing                                      -        194,400               -            194,400
                                                                    -------------------------------------------------------------
                                                                      (288,230)      (194,149)       (406,763)          (138,858)

   Increase in non-cash working capital components                   1,403,086         280,344       1,311,244            533,062
                                                                    -------------------------------------------------------------
                                                                     1,114,856          86,195         904,481            394,204
                                                                    -------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                         (127,950)       (191,597)       (254,536)          (396,025)
   Sale of investment in Next Generation Technology Holdings, Inc.           -               -               -            102,051
                                                                    -------------------------------------------------------------
                                                                      (127,950)       (191,597)       (254,536)          (293,974)
                                                                    -------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of bank indebtedness                                            -        (852,036)              -           (965,972)
   Demand loan (note 4)                                               (306,009)        496,049         136,765            496,049
   Deferred financing costs incurred                                    16,788        (108,500)         42,883           (108,500)
   Issuance (repayment) of other loans                                 (74,533)        678,062        (183,513)           573,745
                                                                    -------------------------------------------------------------
                                                                      (363,754)        213,575          (3,865)            (4,678)
                                                                    -------------------------------------------------------------

Effect of foreign currency exchange rate changes                      (200,196)        (71,229)       (332,351)           (70,123)

INCREASE IN CASH                                                       422,956          36,944         313,729             25,429
Cash, beginning of period                                               64,614          58,826         173,841             70,341
                                                                    -------------------------------------------------------------
Cash, end of period                                                   $487,570     $    95,770    $    487,570         $   95,770
                                                                    -------------------------------------------------------------

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. ("MEII" or the "Company") is a private sector provider of quality healthcare management services to the Canadian healthcare industry.

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

For hospital staffing, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals, on a contractual basis. At June 30, 2003, the Company had 22 contracts for physician staffing and one contract for nurse staffing.

The Company owns and manages 20 medical clinic facilities. This unit provides physicians with the ability to practice within a professionally managed network and to concentrate on the clinical aspects of their practices.

The Company provides medical personnel to the entire Canadian Forces ("CF"). The Company provides in-garrison healthcare at bases across Canada. Through this contract the Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other healthcare professionals to provide services as required by the CF health authority resident at each base.

The Company provides special access Remicade(TM) infusion services to patients suffering from Crohn's Disease and Rheumatoid Arthritis at clinic locations across Canada.

MEII provides physician and nurse practitioners to select long-term care facilities in Ontario. Such physician services include admission physical assessments and regular primary care to residents of the facilities.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These financial statements consolidate, with minority interest, the accounts of MEII and all wholly- and partially-owned subsidiaries of MEII. The consolidated financial statements are expressed in US dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in note 9.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Going concern

The consolidated financial statements have been prepared on principles applicable to a going concern which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at June 30, 2003, the Company had a working capital deficiency of $3,273,942 and a shareholders' deficit of $ 2,565,931.

On June 28th, 2002 the Company discharged its primary banker HSBC Bank Canada ("HSBC") and MEII currently does not have any traditional bank credit facilities.

Management continues to pursue opportunities to return to profitability. These plans include:

1) pursuing suitable financing opportunities;
2) cost-cutting measures where available including closure of certain clinics;
   and
3) negotiating discounts with creditors.

The Company's ability to continue as a going concern is dependent on the successful implementation of its strategic plan to return to profitability.

Should the Company be unable to obtain such alternative financing, it may not be able to continue as a going concern. As a result, certain assets and liabilities currently reflected in the balance sheet at book value would have to be adjusted to liquidated values.

b) Use of estimates

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: 1) the reported amounts of revenues and expenses, 2) the disclosure of contingent liabilities, 3) the carrying value of property, plant, and equipment and the rate of amortization related thereto. Actual results could differ from those estimates.

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
     Leasehold improvements      5-10 years               Straight-line

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

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

MEII acts as principal in providing health service delivery through the clinic network. MEII is the operator of the clinic that provides the health service, has the responsibility to provide the facility, staffing and follow-up effort (both by way of clinic managers and by providing the billing function) and also controls the patient records, patient billings and patient collections. There are a number of risks MEII attempts to manage which includes insurance coverage both in respect of the property and also coverage on healthcare professionals who work for the Company. For certain clinics, MEII has the risk of collection in that claims may be submitted for ineligible patients or the Minister of Health and Long Term Care may reject certain claims processed. Revenue from these clinics is recognized on a gross basis. However, in certain other clinics the billings are submitted and collected by the physicians directly and only the Company's portion is remitted to MEII. In such cases the revenue is recorded on a net basis.

(2) Hospital Staffing, Pharmaceutical support and Long-term care:

Revenue is reported on a gross basis.

MEII acts as a principal in providing these services. MEII contracts with emergency room physician and nursing personnel to provide services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centres.

Under contract with Schering-Plough Canada, MEII acts as the national co-ordinator for the community-based infusion of Remicade(TM) for the treatment of patients with rheumatoid arthritis and Chron's disease.

In 2002, MEII commenced a new line of business, which involves contracting with physicians and nurse practitioners to provide services to long-term care facilities in Ontario.

MEII has the risk of non-collection from these revenue streams.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(3) Healthcare Services (Includes Department of National Defence ("DND")):

Revenue is reported on a gross basis.

MEII has an administrative management contract with Public Works and Government Services Canada ("PWGSC") to provide personnel to Canadian armed forces across Canada on behalf of the Minister of National Defence.

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

The Company maintains its books and records in Canadian dollars. The financial statements are converted to U.S. dollars as the Company is a reporting issuer in the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders' deficit is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in cumulative translation adjustment.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

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

4. DEMAND LOAN

The demand loan amount is owing to Morrison Financial Services Limited ("MFSL") under the terms described in note 5.

5. REFINANCING ACTIVITIES

a) On May 24, 2002 the Company issued a $720,000 discounted secured debenture, with net proceeds of $600,000 and repaid bank loans from the net proceeds.

The terms of the secured debenture include:
   1. maturity date of June 1, 2003
   2. an effective interest rate of 23.4% per annum
   3. convertible into common shares at $1 per share at the option of the holder
   4. 216,000 restricted common shares issued to the debenture holders
   5. redeemable on or before 180th day from the date of the closing at 115% of the principal amount, and any date thereafter at 120% of the principal amount.

A principal shareholder of the Company guaranteed the debenture, providing as security, unrestricted free trading common shares of the Company equivalent to 150% of the face value of the debenture. In exchange for the guarantee, the Company issued to the guarantor shareholder common share purchase options to purchase 100,000 common shares at $1.00 per share. In the event that the market value of the common shares provided as security falls below 200 % of the face amount of the debenture, the Company is required to pledge additional securities to return the market value to 200% of the face amount (see note 6 for more details).

The secured debenture was repaid, in full, on July 2, 2003.

b) On June 28, 2002, MFSL paid HSBC $475,406 on MEII's behalf which was the balance owing under the forbearance agreement. The completion of the aforementioned financial transaction had the effect of reducing the Company's total debt by $228,459 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $475,406 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility had a term of one year, with an annualized interest rate of 34.22% that matures on June 28, 2003. The Company recently renegotiated this loan agreement with MFSL. The following clauses of the agreement were amended as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

5. REFINANCING ACTIVITIES CONT'D

     1. Facility: The maximum amount of the facility increased from $556,586 ($750,000 CDN) in aggregate advances outstanding from time to time, to a maximum of $742,115 ($1,000,000 CDN). The advance rate increased from 75% of the face amount of qualifying invoices to 80%.
     2. Term: The term of the facility is for a one year period that commenced on July 1, 2003.
     3. Discount fees: The discount fees charged are reduced from 34.22% to 23% on an annualized basis.

If MEII terminates this financing facility within the 12-month period beginning July 1, 2003, the Company shall be subject to an exit fee equivalent to the amount of discount fees paid under this facility in the prior three full months.

In addition to the specific Standard Form Assignments (General), all amounts due to MFSL are secured by a general security agreement on all assets and undertakings of MEII, an assignment of all risk insurance policies and an assignment of key man life insurance of a director.

6. OTHER LOANS

                                                                                               JUNE 30           DECEMBER 31
                                                                                                 2003                2002
Bank loan, interest at 10.9%, repayable in equal monthly installments of
$1,475 principal plus interest, secured by personal guarantee of a
shareholder, due August 2003                                                                     1,722                10,082

Secured debenture, effective interest at 23.4%                                                 360,000               535,000

Obligations under capital lease                                                                      -                   153
                                                                                             -------------------------------
                                                                                               361,722               545,235
                                                                                             ===============================

The secured debenture was repaid, in full, on July 2, 2003.

7. CONVERTIBLE DEBENTURES

The convertible debentures were issued on September 30, 2001, are due on September 30, 2006 and bear interest at 7%. MEII may pay the principal amount and accrued interest at any time prior to maturity by way of cash or shares of MEII common stock or a combination of cash and MEII common stock at the discretion of the Company. The amount of the repayment of the convertible debenture being tendered as MEII common stock shall be valued by dividing the repayment amount by the average closing price for MEII common stock for 10 trading days prior to the date of notice of payment or, if MEII common stock is not then publicly traded, by the net asset value per share of the MEII common stock. Accordingly, these debentures have been reflected in the financial statements at its estimated present value and included in shareholder's deficit. The 2002 comparative figures have been restated (see note 13).

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

7. CONVERTIBLE DEBENTURES CONT'D

Convertible debentures                                     Undiscounted Total             Present Value
                                                     ---------------------------    ----------------------
Principal due on September 30, 2006                             $590,536                     $92,130
Interest due on September 30, 2006                               206,688                      32,245
                                                                --------                    --------
                                                                $797,224                    $124,375
                                                                ========                    ========

                                                                JUNE 30                    DECEMBER 31
                                                                  2003                         2002
Convertible debentures at December 31, 2002                     $261,440                    $261,440
Interest costs in 2003                                            22,640                           -
Convertible debenture charges in 2003                             51,063                           -
                                                                --------                    --------
Convertible debentures at December 31, 2003                     $335,143                    $261,440
                                                                ========                    ========

The above debentures will be accreted up to their principal values at the rate of 45% per annum on the net present values shown. During fiscal 2002 the amount of $84,080 was accreted to principal with corresponding charge to deficit and for the period ending June 30, 2002 $51,063 was accreted to the balance.

8. CONTRIBUTED SURPLUS

During the first quarter of 2003 the terms of the warrants were amended entitling each warrant holder to purchase one share of common stock at a price of $0.50 (previously $4.50). The expiry of these warrants has been extended from February 11, 2003 to February 11, 2005.

On May 15, 2003, 785,000 options were granted with an exercise price of $0.50 per option. The options vest immediately and are available for a term of five years expiring on May 15, 2008. The Company also cancelled 730,000 options during the second quarter of 2002; 230,000 options at $1.25 per option and 400,000 options at $1.50 per option; 100,000 options at $0.50 per option.

Due to the amendment to these mentioned warrants and the issuance of new options the fair value amounting to $733,627 and $385,229 respectively have been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook. These amounts have been credited to contributed surplus.

9. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects with those in the United States ("U.S. GAAP") during the periods presented, except with respect to the following:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

9. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

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

If U.S. GAAP were employed, deficit for the period would be adjusted as follows:

                                                  JUNE 30               DECEMBER 31
                                                    2003                    2002
Deficit based on Canadian GAAP                $ (16,061,371)        $ (14,333,572)
Convertible debentures (note 7)                    (344,386)             (395,449)
                                              -------------         -------------
Deficit based on US GAAP                        (16,405,757)          (14,729,021)
                                              =============         =============

(b) Shareholders' deficit

Under Canadian GAAP, the purchase price of an acquisition is determined based on the share price on the date the transaction is consummated. Under U.S. GAAP, the purchase price of an acquisition where shares are issued is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price used for the YFMC Healthcare Inc. acquisition under Canadian GAAP was $1.25. The share price used for the YFMC Healthcare Inc. acquisition under U.S. GAAP was $1.859.

Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under Canadian GAAP, the detachable stock purchase warrants issued in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, have been given no recognition in the financial statements. Under U.S. GAAP, based on an ascribed fair value of $
0.364 for each of the 1,000,000 share warrants issued, share capital would be lower by $ 36,406 and, given that the stock purchase warrants were cancelled, the carrying amount of contributed surplus would be increased by $ 36,406.

Under U.S. GAAP the effect on shareholders' deficit would be adjusted as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

9. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

                                                                        JUNE 30               DECEMBER 31
                                                                          2003                    2002
     Capital stock                                                      11,544,736             11,544,736
     Capital stock issued on purchase of YFMC Healthcare Inc.            1,087,872              1,087,872
     Ascribed fair value of share purchase warrants issued                 (36,406)               (36,406)
                                                                        ----------             ----------
     Capital stock - U.S. GAAP                                          12,596,202             12,596,202
                                                                        ==========             ==========
     Contributed surplus                                                 2,355,443              1,236,587
     Share purchase warrants                                                36,406                 36,406
                                                                        ----------             ----------
     Paid-in-capital - U.S. GAAP                                         2,391,849              1,272,993
                                                                        ----------             ----------

     Deficit - U.S. GAAP                                               (16,405,757)           (14,729,021)
     Cumulative translation adjustment                                    (739,882)              (407,531)
                                                                        ----------             ----------

     Shareholders' deficit - U.S. GAAP                                  (2,157,588)            (1,267,357)
                                                                        ==========             ==========

(c) Comprehensive loss

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the fiscal year ended December 31, 2002 would be adjusted as follows:

                                                  JUNE 30           JUNE 30
                                                    2003              2002

Net loss (U.S./Canadian GAAP)                   (1,676,736)        (252,561)
Foreign currency translation adjustment           (332,351)         (70,123)
                                                -----------        ---------
Comprehensive loss                              (2,009,087)        (322,684)
                                                -----------        ---------

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

9. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

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

          SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows as it relates to the reconciliation of Canadian and United States accounting policy differences.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

10. ECONOMIC DEPENDENCE

Approximately 64% of revenue and 27% of gross margin is derived from one customer (69% of revenue and 27% of gross margin in 2002). Receivables for this customer amounted to 36% of total receivables (52% of total receivables in 2002). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

11. SEGMENTED INFORMATION

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

The Government Healthcare Services division recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals at Canadian Forces bases, across Canada.

In the table below, the Hospital Staffing unit includes the revenue and cost for the Long-term Care business unit and the Medical Clinics unit includes the revenue and cost for the Pharmaceutical Support unit.

The segmented information for the business units are as follows:

                                                                                 JUNE 30, 2003
                                                    ------------------------------------------------------------------------
                                                                                           GOVERNMENT
                                                          HOSPITAL           MEDICAL       HEALTHCARE
                                                          STAFFING           CLINICS        SERVICES         CONSOLIDATED

                                                                              THREE MONTHS ENDED JUNE 30, 2003
                                                    ------------------------------------------------------------------------
Revenue                                                   5,376,219          2,286,762      10,749,671         18,412,652
Gross margin                                                783,492          1,032,710         613,275          2,429,477

Operating income (loss)                                     442,670           (202,210)       (296,474)           (56,014)

Net income (loss)                                           274,236           (433,330)       (594,540)          (753,634)

                                                                               SIX MONTHS ENDED JUNE 30, 2003
                                                    ------------------------------------------------------------------------
Revenue                                                   6,934,595          4,343,944      20,277,933         31,556,472
Gross margin                                              1,121,914          1,968,724       1,163,681          4,254,319

Operating income (loss)                                     539,072           (363,715)       (169,733)             5,624

Net income (loss)                                            97,826           (935,656)       (838,906)        (1,676,736)

Assets employed at end of period                          3,088,082          1,875,941       2,138,066          7,102,089
Depreciation                                                  8,081             87,767          32,438            128,286

                                                                                         JUNE 30, 2002
                                                     ------------------------------------------------------------------------
                                                                                           GOVERNMENT
                                                          HOSPITAL           MEDICAL       HEALTHCARE
                                                          STAFFING           CLINICS        SERVICES         CONSOLIDATED

                                                                               THREE MONTHS ENDED JUNE 30, 2002
                                                     ------------------------------------------------------------------------
Revenue                                                   1,308,967          2,035,105       7,966,246         11,310,318
Gross margin                                                222,344            977,172         463,668          1,663,184

Operating income (loss)                                      13,069            (80,894)        154,452             86,627

Net income (loss)                                           (44,612)          (186,727)         (8,982)          (240,321)

                                                                                  SIX MONTHS ENDED JUNE 30, 2002
                                                     ------------------------------------------------------------------------
Revenue                                                   2,554,779          4,006,552      14,490,521         21,051,852
Gross margin                                                430,148          1,921,914         867,695          3,219,757

Operating income (loss)                                      52,242            (96,182)        310,204            266,264

Net income (loss)                                           (30,448)          (261,352)         39,239           (252,561)

Assets employed at end of period                            789,842          1,929,158       1,744,228          4,463,228
Depreciation                                                 24,885             79,293          15,903            120,081

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2003 and 2002

12. CONTINGENT LIABILITIES

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

     (ii) The Company is in receipt of one claim from a former employee, claiming damages for breach of contract and/or severance pay. The Company is conducting an internal investigation of this complaint and is prepared to defend itself. In the event that the Company must pay the claim, the maximum amount payable would be $67,000.

     (iii) There is uncertainty with respect to the Company's liability for Goods and Services tax pertaining to certain services which it provides. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.

     (iv) There is uncertainty with respect to the Company's liability for Workers Safety and Insurance Board premiums pertaining to its contract with PWGSC. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.

Any liability resulting from the above will be reflected as a charge to income in the year incurred.

13. COMPARATIVE FIGURES

Certain figures in the 2002 financial statements have been reclassified and restated to conform with the basis of presentation in 2003. The statement of operations for the six months ended June 30, 2002 has been restated to reflect a net present value discount applied to the convertible debentures payable in connection with the conditional stock exchange option for certain former HealthyConnect.com Inc. (HCCI) shareholders. The future payments of the convertible debentures which can be settled at the Company's option in cash or common stock has been reclassified from liabilities to shareholder's deficit. The effect of this restatement is as follows:

                                         AS RESTATED FOR THE     AS PREVIOUSLY REPORTED
                                          SIX MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                            JUNE 30, 2002            JUNE 30, 2002

Operating loss before income taxes            (189,695)                (163,557)

Net loss before minority interest,
and preferred share dividends                 (178,303)                (152,165)

Net loss before preferred
share dividends                               (185,072)                (158,934)

Net loss                                      (252,561)                (226,423)

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

MEII, based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians and nurses for hospitals and clinics in Canada. Though emergency-related services are still an important component of the Company's business, MEII has expanded to offer a wide variety of medical services including staffing, medical clinics, the recruitment of various healthcare professionals to fulfill a contract with the Department of National Defence ("DND"), and a contract with Schering Plough Canada Inc. a leading pharmaceutical company, to provide infusion services to patients.

The Company is positioned to build on its industry leadership by providing integrated professional management services in the delivery of healthcare to the healthcare consumer. The Company's operations are divided into five units:
Hospital Staffing, Medical Clinics, Government Healthcare Services, Pharmaceutical Support, and Long-Term Care.

HOSPITAL STAFFING
-----------------
The Company provides emergency room physician staffing services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital. The Company also provides nursing coverage to hospital emergency departments on a shift-by-shift basis. The Company charges a fixed hourly rate for every hour of nursing coverage provided. At June 30, 2003, the Company had 22 contracts for physician staffing and 1 contract for nurse staffing compared to 22 contracts for physician staffing and 10 contracts for nurse staffing at June 30, 2002. During the second quarter of 2003, the Hospital Staffing unit provided approximately 18,000 hours of physician coverage and 32,000 hours of nursing coverage per month for its' clients, compared to 3800 hours of physician coverage and 1500 hours of nursing coverage during the second quarter of 2002. The 374% and 2033% increase in the number of physician and nurse hours, respectively, is the result of MEII supporting the healthcare system during the recent Severe Acute Respiratory Syndrome ("SARS") outbreak. The people of Ontario, and more specifically, Toronto, Canada were confronted with the SARS epidemic in March 2003. With a mortality rate of 15%, the Ministry of Health for Ontario recognized the magnitude of the challenge and contacted Med-Emerg. In a few short days, MEII mobilized its network of healthcare providers and recruited 246 doctors, nurses and respiratory technologists from across Canada, the United States and the United Kingdom to combat the SARS outbreak. The SARS experience is an excellent example of the Company's network in action. The ability to draw on multi-disciplinary experts to address specific issues is the core of the MEII service offering.

MEDICAL CLINICS
---------------
The Company began expanding its healthcare services in the early 1990's, in response to the changing needs of patient care. The Company opened three immediate care clinics in London and Mississauga, well before the concept became popular in Ontario. Today, the Company is one of the largest physician practice management companies, owning and operating 20 family practice clinics throughout Canada; located in Ottawa (10), Toronto (2), London (3), Winnipeg (1), Edmonton
(2) and Calgary (2). With a repository of more than 2,000,000 patient charts and providing care to more than 500,000 patients per year, the Company also provides administrative support services to physician practices including management administration, billing and staffing.

GOVERNMENT HEALTHCARE SERVICES
------------------------------
In March of 2001, the Company was awarded the administrative management services contract, the largest of its kind, to provide medical personnel to the CF bases across Canada. The contract has two stages, an initial period of three years with another three year renewal option extending to March 31, 2007. As the service administrator, the Company recruits, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed. The contract was subsequently broadened, and as at June 30, 2003, the Company managed more than 800 employees and independent healthcare professionals in 39 bases across Canada.

Annual revenue for services provided under this contract is expected to exceed $40 million for fiscal 2003, of which approximately $37.7 million will be paid to the healthcare providers supporting this contract.

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

In December of 2002, the Company was retained to provide healthcare services for the Canadian Contract Augmentation Program ("CANCAP") recently awarded by the Department of National Defence to SNC-Lavalin PAE Inc. Under this five year contract, MEII will provide all contract healthcare services to the Canadian soldiers, sailors and air force personnel deployed outside of Canada. On any given day, thousands of CF members are preparing for, engaged in or have returned from overseas missions. Since 1947, the CF has completed 73 international operations. With the addition of the CANCAP contract, MEII will now be the provider of healthcare to Canada's military both home and abroad.

The Company will apply knowledge gained about the unique healthcare requirements of the CF through its in-garrison contract, to the CANCAP contract. On March 15, 2003, MEII began providing the first phase of care for the men and women in uniform whether they are deployed overseas or at home in Canada

PHARMACEUTICAL SUPPORT
----------------------
On March 2001, the Company signed a contract to become the coordinator for the community-based infusion of Remicade(TM). This multi-year contract with Schering-Plough Canada capitalizes on the Company's national network of health placement coordinators to provide timely access to clinics for the treatment of patients with disabling Rheumatoid Arthritis and Crohn's Disease. The Company has established 14 infusion sites, and is projected to open approximately 3 more by the end of December, 2003. It is estimated that approximately 40,000 patients in Canada suffer from the debilitating effects of these two diseases. Under this agreement, the Company coordinates and manages infusion services for patients referred to it by physicians at its clinic locations. By June 30, 2003, there were approximately 1,200 patients registered with the Company for this program, receiving regular infusions. It is anticipated that the number of patients participating in this program will reach 1,400 by the end of 2003.Through its Pharma Support program, MEII provides a turn-key solution that manages all aspects of the referring specialist process, including scheduling, benefit coordination, infusions and reporting.

With the knowledge and skills that it has developed providing infusion services, the Company is now pursuing business development opportunities to provide additional services to pharmaceutical manufacturers including other infusion products, coordination of clinical trials and provision of compliance programs.

LONG-TERM CARE
--------------
The problem of physician shortages is evident not only in hospitals in Ontario but also in long-term care facilities. The Company has received requests from long-term care facilities for physicians to provide admission physical assessments and regular primary care to residents. Residents of these facilities are typically not cared for by their family physicians once they are transferred to long-term care facilities, thus they lack routine primary healthcare. During April 2002, the Company commenced providing admission physical assessments and regular primary care to residents at long-term care facilities. As at June 30, 2003 the Company provided physicians and nurse practitioners to 12 long-term care facilities in Ontario (six in Ottawa and six in the Greater Toronto Area ("GTA")). The Company has developed and now sells a comprehensive eight-part training program for registered nursing staff that it conducts twice annually for several of its long-term care facility clients. The Company intends to expand this business unit in 2003 to provide services to 20 facilities.


RESULTS OF OPERATIONS

NET LOSS

The Company incurred a net loss of $ 753,634, or (0.08) per common share for the three months ended June 30, 2003 compared to a net loss of $240,321, or (0.03) per common share for the three months ended June 30, 2002. The net loss was $1,676,736, or (0.18) per common share for the six months ended June 30, 2003 compared to $252,561, or (0.03) per common share for the six months ended June 30, 2002.

REVENUE

The Company's revenue for the three months ended June 30, 2003 increased to $18,412,652, compared to $ 11,310,318 for the three months ended June 30, 2002, or by 63%. For the six months ended June 30, 2003 revenue increased to $31,556,472 compared to $21,051,852 for the six months ended June 30, 2002.

This revenue growth was largely attributable to the DND management service contract whereby MEII staffed an increased number of health providers in the first two quarters of fiscal 2003 versus the prior year. The Hospital staffing division had increased revenues in the first 6 months of 2003 compared to the prior year as MEII was involved in staffing physician and nurse practitioners to help support existing healthcare providers during the recent SARS outbreak. The Long-term care and Pharmaceutical Support business units have also been responsible for increased revenues for the period ending June 30, 2003.

Revenue from the Government Healthcare Services Division amounted to $10,749,671 for the three months ended June 30, 2003 compared to $7,966,246 for the three months ended June 30, 2002. Governmental Healthcare Services revenue for the six months ended June 30, 2003 increased to $20,277,933 from $14,490,521 for the six months ended June 30, 2002. As at June 30, 2003, the Company provided approximately 850 medical personnel at DND bases across Canada, compared to 730 as at June 30, 2002.

Revenues from the Hospital Staffing unit increased to $5,376,219 for the three months ended June 30, 2003 compared to $1,308,967 for the three months ended June 30, 2002 an increase of approximately 311%. For the six months ended June 30, 2003 Hospital Staffing revenue increased to $6,934,595 from $2,554,279 an increase of $4,380,316 or by 171%. The increase in revenues is the result of the

Company providing extensive support to the existing healthcare infrastructure during the SARS outbreak in the GTA. As described above, MEII provided 246 healthcare professionals and over 44,000 hours to assist the Ministry of Health for Ontario in combating the SARS epidemic. See Hospital Staffing for greater details.

For the three months ended June 30, 2003, revenues from Medical Clinics unit increased to $2,286,762 or approximately 12.4% from $2,035,105 for the three months ended June 30, 2002. Medical Clinics revenue for the six months ended June 30, 2003 increased to $4,343,944 from $4,006,552 an increase of $337,392 or
8.5%. The increase resulted from the higher revenues achieved from the Pharmaceutical support division for the period ending June 30, 2003 compared to the six months ended June 30, 2002.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) for the three months ended June 30, 2003 increased to $2,429,477 or about 46%, compared to $1,663,184 for the three months ended June 30, 2002. For the six months ended June 30, 2003, gross margin increased to $4,254,319 or approximately 32% from $3,219,757 for the six months ended June 30, 2002. This increase in gross margin was due to the DND management service contract and the Hospital Staffing, Long-term care, and Pharmaceutical support business units all experiencing higher volumes.

Physician fees and direct costs for the quarter ended June 30, 2003 increased to $ 15,983,175, compared to $ 9,647,134 for the three months ended June 30, 2002, an increase of approximately 66%. The physician fees and direct costs for the six months ended June 30, 2003 was $27,302,153 compared to $17,832,095 for the six months ended June 30, 2002. Physician fees and other direct costs increased as a percent of revenue to approximately 87% of revenue for the six months ended June 30, 2003 compared to approximately 85% of revenue for the six months ended June 30, 2002.

OPERATING EXPENSES

Operating expenses totaled $2,485,491 for the three months ended June 30, 2003 compared to $1,576,557 for the three months ended June 30, 2002, an increase of approximately 58%. For the six months ended June 30, 2003 operating expenses increased to $4,248,695 or approximately 44% from $2,953,493 for the six months ended June 30, 2002. The increase is mainly as a provision for estimated adjustments from the DND audit of the terms of the Government Healthcare Services contract. MEII is currently remedying these issues. It is Management's opinion that such expenses will not continue beyond Q1 of 2004. Also, with the growing pharmaceutical support division, the increased number of long-term care facility contracts, and new business development MEII has had to incur increased costs during the first half of 2003.

INCOME TAXES

The Company has loss carry forwards of approximately $5.0 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2003, the Company had a working capital deficit of $3,273,942 as compared to $2,276,540 as at December 31, 2002.

On May 24, 2002 the Company issued a $720,000 secured debenture for net proceeds of $600,000. On July 2, 2003, the Company repaid the secured debenture in full (see note 5 and 6 for more details).

The company finances working capital needs for the DND contract through a financing facility with MFSL in the amount of $2.7 million ($4.3 million Canadian funds). This facility has recently been amended (see note 5 for more details).

In June 2002, MFSL provided the Company an additional full recourse invoice discounting facility of up to $475,406 ($750,000 CDN) to support its general working capital needs. This financing facility has been increased up to $742,115 ($1,000,000 CDN) (see note 5 for more details).

The additional facility is secured by a general security agreement (see note 5 for more details).


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no financial instruments that are sensitive to changes in interest rates.

The Company has a financial instrument (see note 6 for details on secured debenture) that has exposure to foreign currency exchange gains/losses.


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

The Company's chief executive officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the six months ended June 30, 2003 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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

Date: August 13, 2003

                                                      __________________________
                                                      Dr. Ramesh Zacharias
                                                      Chief Executive Officer

I, William Danis, certify that:

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

Date: August 13, 2003

                                                   _____________________________
                                                   William Danis
                                                   Chief Financial Officer


b) There were no reports filed on form 8-K during the second quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MED-EMERG INTERNATIONAL INC.


                                       By: /s/ Ramesh Zacharias
                                          --------------------------------------
                                               Ramesh Zacharias
                                               Chief Executive Officer

Date: August 13, 2003