Form 10-Q
period 2003-09-30
MED EMERG INTERNATIONAL INC
filed 2003-11-14
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2). Yes [ ] No [X]

                  The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company's Common Stock as reported on the OTC Bulletin Board on November 3, 2003) of the registrant held by non-affiliates on September 30, 2003 was approximately US$3,920,000.

                  As of September 30, 2003, 9,564,332 shares of the registrant's Common Stock were outstanding.

(All figures in US dollars unless otherwise indicated.)

                          MED-EMERG INTERNATIONAL INC.

                SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-Q







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


PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


Consolidated Balance Sheets as at September 30, 2003 (unaudited) and December 31, 2002 (audited)

Consolidated Statements of Operations and Deficit for the three and nine months ended September 30, 2003 and 2002 (unaudited)

Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2003 and 2002 (unaudited)

Notes to Unaudited Consolidated Financial Statements

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
      AS AT SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)
                                    (IN US$)

                                                                     SEPTEMBER 30               DECEMBER 31
                                                                         2003                      2002
                                                                    --------------             -------------
ASSETS

CURRENT ASSETS
   Cash                                                             $      489,890             $     173,841
   Accounts receivable                                                   5,268,570                 2,531,424
   Prepaid expenses and other                                               36,002                   127,947
   Deferred financing costs                                                      -                    42,883
                                                                    --------------             -------------
                                                                         5,794,462                 2,876,095
                                                                    --------------             -------------
Investment in AIM Health Group Ltd. (note 7)                               129,639                         -

Property, plant and equipment                                              298,776                   765,112
                                                                    --------------             -------------
                                                                   $     6,222,877             $   3,641,207
                                                                    --------------             -------------
                                                                    --------------             -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Demand loan (note 4)                                            $       389,767             $      11,462
   Accounts payable and accrued liabilities                              8,230,133                 4,512,586
   Current portion of deferred revenue                                           -                    83,352
   Other loans (note 6)                                                          -                   545,235
                                                                    --------------             -------------
                                                                         8,619,900                 5,152,635
LONG-TERM LIABILITIES
   Deferred revenue                                                              -                   184,742
                                                                    --------------             -------------
                                                                         8,619,900                 5,337,377
                                                                    --------------             -------------

Minority interest                                                                -                     2,170
                                                                    --------------             -------------

Contingent liabilities (note 13)

SHAREHOLDERS' DEFICIT
   Capital stock                                                        11,544,736                11,544,736
   Contributed surplus (note 9)                                          2,374,776                 1,236,587
   Convertible debentures (note 8)                                         373,905                   261,440
   Deficit                                                             (15,973,511)              (14,333,572)
   Cumulative translation adjustment                                      (716,929)                 (407,531)
                                                                    --------------             -------------
                                                                        (2,397,023)               (1,698,340)
                                                                    --------------             -------------
                                                                   $     6,222,877            $    3,641,207
                                                                    --------------             -------------
                                                                    --------------             -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
                                    (IN US$)

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30   SEPTEMBER 30  SEPTEMBER 30        SEPTEMBER 30
                                                                         2003           2002          2003                2002
                                                                    ---------------------------------------------------------------
                                                                                   (see note 14)                      (see note 14)
REVENUE                                                             $  16,381,926  $  11,673,244 $  47,938,398      $   32,725,096

PHYSICIAN FEES AND OTHER DIRECT COSTS                                  14,019,292      9,961,736    41,321,445          27,793,831
                                                                    ---------------------------------------------------------------
                                                                        2,362,634      1,711,508     6,616,953           4,931,265
                                                                    ---------------------------------------------------------------
EXPENSES
   Salaries and benefits                                                1,065,993        847,110     3,093,206           2,453,838
   General and administration                                             467,582        260,751     1,671,774             692,811
   Occupancy costs and supplies                                           387,040        391,046     1,158,874           1,162,931
   Public company costs                                                    30,132         33,713        96,181              71,034
   Travel & marketing                                                     106,964         54,445       299,884             159,944
                                                                    ---------------------------------------------------------------
                                                                        2,057,711      1,587,065     6,319,919           4,540,558
                                                                    ---------------------------------------------------------------

INCOME BEFORE UNDERNOTED ITEMS                                            304,923        124,443       297,034             390,707

   Interest and financing expense                                         178,750        231,249       528,457             795,557
   Amortization of property, plant and equipment                           77,426         66,936       205,712             187,017
   Stock compensation expenses (note 9)                                    19,333              -     1,138,189                   -
   Loss (gain) on disposition (note 7)                                  (109,415)         10,911     (109,415)              10,911
   Foregiveness of loan                                                         -              -             -           (228,430)
                                                                    ---------------------------------------------------------------
                                                                          166,094        309,096     1,762,943             765,055
                                                                    ---------------------------------------------------------------
OPERATING INCOME (LOSS) BEFORE INCOME TAXES                               138,829      (184,653)   (1,465,909)           (374,348)
   Income taxes (recovery)                                                (4,036)        (2,176)       (3,704)            (13,568)
                                                                    ---------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST & PREFERRED
SHARE DIVIDENDS                                                           142,865      (182,477)   (1,462,205)           (360,780)
   Minority interest                                                      (5,607)          2,181       (1,440)               8,950
                                                                    ---------------------------------------------------------------
NET INCOME (LOSS) BEFORE PREFERRED SHARE DIVIDENDS                        148,472      (184,658)   (1,460,765)           (369,730)
   Preferred share dividends                                               33,758         33,750       101,257             101,239
                                                                    ---------------------------------------------------------------
NET INCOME (LOSS)                                                         114,714      (218,408)   (1,562,022)           (470,969)

DEFICIT, BEGINNING OF THE PERIOD                                     (16,061,371)   (13,805,342)  (14,333,572)        (13,510,845)
   Convertible debenture charges (note 8)                                (26,854)       (21,116)      (77,917)            (63,052)

                                                                    ---------------------------------------------------------------
DEFICIT, END OF THE PERIOD                                          $(15,973,511)  $(14,044,866) $(15,973,511)     $  (14,044,866)
                                                                    ---------------------------------------------------------------
                                                                    ---------------------------------------------------------------
BASIC LOSS PER COMMON SHARE                                         $        0.01  $      (0.03) $      (0.17)     $        (0.06)
                                                                    ---------------------------------------------------------------
                                                                    ---------------------------------------------------------------
WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                        9,564,332      9,564,332     9,564,332           9,444,332
                                                                    ---------------------------------------------------------------
                                                                    ---------------------------------------------------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
                                    (IN US$)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30    SEPTEMBER 30   SEPTEMBER 30        SEPTEMBER 30
                                                                       2003            2002           2003                2002
                                                                  -----------------------------------------------------------------
                                                                                  (see note 14)                       (see note 14)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                 $    114,714    $  (218,408)   $(1,562,022)        $   (470,969)
  Adjustments for:
      Amortization of property, plant and equipment                      77,426          66,936        205,712             187,017
      Minority interest                                                 (2,360)           (796)        (2,170)                 179
      Foregiveness of loan                                                    -               -              -           (228,430)
      Stock compensation expenses (note 9)                               19,333               -      1,138,189                   -
      Convertible debentures (note 8)                                    11,908          12,092         34,548              38,231
      Loss (gain) on disposition (note 7)                             (109,415)          10,911      (109,415)              10,911
      Investment in AIM Health Group Ltd. (note 7)                    (129,639)               -      (129,639)                   -
      Common shares issued for financing                                      -               -              -             194,400
                                                                  -----------------------------------------------------------------
                                                                       (18,033)       (129,265)      (424,797)           (268,661)

  Increase (decrease) in non-cash working capital components          (391,956)          84,031        919,287             617,093
                                                                  -----------------------------------------------------------------
                                                                      (409,989)        (45,234)        494,490             348,432
                                                                  -----------------------------------------------------------------
                                                                  -----------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                           (64,579)          20,144      (319,113)           (375,880)
  Proceeds from sale of investment in clinics (note 7)                  574,117               -        574,117                   -
  Sale of investment in Next Generation Technology Holdings, Inc.             -               -              -             102,051
                                                                  -----------------------------------------------------------------
                                                                        509,538          20,144        255,004           (273,829)
                                                                  -----------------------------------------------------------------
                                                                  -----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank indebtedness                                              -               -              -           (965,435)
  Demand loan (note 4)                                                  241,540        (18,379)        378,305             477,670
  Deferred financing costs incurred                                           -          39,150         42,883            (69,350)
  Issuance (repayment) of other loans                                 (361,722)        (82,491)      (545,235)             491,254
                                                                  -----------------------------------------------------------------
                                                                      (120,182)        (61,720)      (124,047)            (65,861)
                                                                  -----------------------------------------------------------------
                                                                  -----------------------------------------------------------------
Effect of foreign currency exchange rate changes                         22,953          64,401      (309,398)             (5,722)

INCREASE (DECREASE) IN CASH                                               2,320        (22,409)        316,049               3,020
Cash, beginning of period                                               487,570          95,770        173,841              70,341
                                                                  -----------------------------------------------------------------
Cash, end of period                                             $       489,890 $        73,361   $    489,890    $         73,361
                                                                  -----------------------------------------------------------------
                                                                  -----------------------------------------------------------------

    The accompanying notes are integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

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

For hospital staffing, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals, on a contractual basis. At September 30, 2003, the Company had 21 contracts for physician staffing and five contracts for nurse staffing.

The Company owns and manages five medical clinic facilities. This unit provides physicians with the ability to practice within a professionally managed network and to concentrate on the clinical aspects of their practices. The Company has entered into a conditional agreement to close and divest of these clinics before the end of the year.

The Company provides medical personnel to the entire Canadian Forces ("CF"). The Company provides in-garrison healthcare at bases across Canada. Through this contract the Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other healthcare professionals to provide services as required by the CF health authority resident at each base.

The Company provides special access Remicade(TM) infusion services to patients suffering from Crohn's Disease and Rheumatoid Arthritis at clinic locations in Ontario.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Going concern

The consolidated financial statements have been prepared on principles applicable to a going concern which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at September 30, 2003, the Company had a working capital deficiency of $2,825,438 and a shareholders' deficit of $ 2,397,023.

On June 28th, 2002 the Company discharged its primary banker HSBC Bank Canada ("HSBC") and MEII currently relies on an asset-based lender.

MEII reported its first quarterly profit in more than two years in the current quarter. Management continues to pursue opportunities to enhance profitability. These plans include:

1)    pursuing suitable financing opportunities;
2) cost-cutting measures where available including divestiture of certain clinics (see note 7); and
3)    negotiating discounts with suppliers or improved pricing

The Company's ability to continue as a going concern is dependent on the successful implementation of this plan.

Should the Company be unable to successfully implement its plan, it may not be able to continue as a going concern. As a result, certain assets and liabilities currently reflected in the balance sheet at book value would have to be adjusted to liquidated values.

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

d)       Long term investments

Investments are accounted for at cost when the conditions for equity accounting are not present, and on the equity basis when significant influence exists. Declines in market values of investments are expensed when such declines are considered to be other than temporary.

e)       Property, plant and equipment

Property, plant and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

      Furniture and fixtures             20%               Declining balance

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                Medical equipment         10%               Declining balance
                Computer software         100%              Declining balance
                Computer hardware         30%               Declining balance
                Leasehold improvements    5-10 years        Straight-line

f)       Impairment charges

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

Under contract with Schering-Plough Canada, MEII acts as the co-ordinator for the community-based infusion of Remicade(TM) for the treatment of patients with rheumatoid arthritis and Chron's disease.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

i)       Cash

Cash consists of cash on hand and in banks.

j)       Foreign currency translation

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

The Company maintains its books and records in Canadian dollars. The financial statements are converted to U.S. dollars as the Company is required to file documentation with the US Securities and Exchange Commission. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders' deficit is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in cumulative translation adjustment.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

k)       Stock compensation

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

b) On June 28, 2002, MFSL paid HSBC $475,406 on MEII's behalf. This had the effect of reducing the Company's total debt by $228,459 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $475,406 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility had a term of one year, with an annualized interest rate of 34.22% that matured on June 28, 2003. The Company renegotiated this loan agreement with MFSL. The following clauses of the agreement were amended as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

5. REFINANCING ACTIVITIES (CONT'D)

     1. Facility: The maximum amount of the facility increased from $555,597 ($750,000 CDN) in aggregate advances outstanding from time to time, to a maximum of $740,796 ($1,000,000 CDN). The advance rate increased from 75% of the face amount of qualifying invoices to 80%.
     2. Term: The term of the facility is for a one year period that commenced on July 1, 2003.
     3. Discount fees: The discount fees charged are reduced from 34.22% to 23% on an annualized basis.

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

6. OTHER LOANS

                                                                                SEPTEMBER 30          DECEMBER 31
                                                                                    2003                 2002
                                                                              -------------------------------------
Bank loan, interest at 10.9%, repayable in equal monthly installments of $1,475 principal plus interest, secured by personal guarantee of a
shareholder, due August 2003                                                               -               10,082

Secured debenture, effective interest at 23.4% (see note 5)                                -              535,000

Obligations under capital lease                                                            -                  153

                                                                              -------------------------------------
                                                                                           -              545,235
                                                                              -------------------------------------
                                                                              -------------------------------------

The secured debenture was repaid, in full, on July 2, 2003.

7. INVESTMENT AND DISPOSITION

On September 5, 2003 the Company entered into a transaction with AIM Health Group Ltd. ("AIM") to dispose of MEII's Ontario-based clinic operations and more specifically the following clinics: Elmvale, Merivale, Herongate, Kanata, Orleans, Hillside, Hampton, PSA, Caresource, Pond Mills, Central, Glenderry, Dundas and Wallaceburg.

The Company sold the subsidiary corporations that owned these clinics to AIM. The names of these corporations are as follows: 1189543 Ontario Inc. (and its subsidiaries 1180668 Ontario Inc., 1292363 Ontario Corporation and 1024528 Ontario Inc.), Med-Plus Health Centres Ltd. (and its subsidiary Glenderry Medical Walk-In Clinic Inc.), Med-Emerg Urgent Care Inc. and Caremedics (Elmvale) Inc.

MEII sold all of the shares owned by MEII in these companies (including all assets and liabilities of the companies identified above), complete with all lease and employee obligations.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

7. INVESTMENT AND DISPOSITION (CONT'D)

In consideration for the sale of the shares of these corporations, MEII received $574,117 ($775,000 CDN). The purchase price shall be paid as follows:

      I. $370,398 ($500,000 CDN) cash upon signing the purchase and sale agreement on September 5, 2003.
     II. $37,040 ($50,000 CDN) cash upon the date of closing of the transaction of the purchase and sale for the purchased shares
    III. $37,040 ($50,000 CD) cash on the later of the renegotiation of certain contractual obligations related to one of the clinic operations or January 2, 2004
     IV. $129,639 ($175,000 CDN) by way of issuance by AIM of 175,000 Class A Preference shares in the capital of AIM, with a face value of $0.74 ($1 CDN) per share

This transaction resulted in a $109,415 gain on disposition of these clinic companies as at September 30, 2003, the effective date of the transaction, as the net assets of the companies sold were less than proceeds received by MEII.

The Company has accounted for the investment using the cost method at a value of $0.74 ($1 CDN) for each Class A Preference share. It is the Company's intention to hold the AIM Preference shares for greater than one year and has accordingly classified the investment as long-term.

Each Class A Preference share entitles the holder to receive for each fiscal year as declared by the board of directors of AIM a cumulative dividend at an amount equal to the greater of:

          I. Three (3%) percent of the amount recorded in the stated capital account maintained in respect of the Class A Preference Shares of AIM ("fixed dividends"); and
         II. Twenty (20%) of the cumulative net income of the clinic corporations calculated under generally accepted accounting principles on a basis consistent with those of the previous years ("variable dividends").

The cumulative amount of the fixed dividends paid to the holders of Class A Preference shares in prior years shall reduce the variable dividends payable to the holders of Class A Preference shares in a given year.

MEII and AIM will continue to work together to ensure the long-term successful development of these clinics.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

8. CONVERTIBLE DEBENTURES (CONT'D)

Convertible debentures                                                              Present Value
                                                Undiscounted Total              at the Date of Issuance
                                                ------------------              -----------------------
Principal due on September 30, 2006                  $590,536                           $92,130
Interest due on September 30, 2006                    206,688                            32,245
                                                     --------                           -------
                                                     $797,224                          $124,375
                                                     --------                           -------

                                                                             SEPTEMBER 30
                                                                                 2003
                                                                             ------------
Convertible debentures at December 31, 2001                                     $124,375
Interest costs in 2002                                                            52,985
Convertible debenture charges in 2002                                             84,080
Interest costs in 2003                                                            34,548
Convertible debenture charges in 2003                                             77,917
                                                                             ------------
Convertible debentures at September 30, 2003                                    $373,905
                                                                             ------------
                                                                             ------------

The above debentures will be accreted up to their principal values at the rate of 45% per annum on the net present values shown. During fiscal 2002 the amount of $84,080 was accreted to principal with corresponding charge to deficit and for the period ending September 30, 2003 $77,917 was accreted to the balance.

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

Due to the amendment to these above mentioned warrants and the issuance of new options the fair value amounting to $774,891 and $363,298 respectively have been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook. These amounts have been credited to contributed surplus.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

10. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

discounted to reflect the net present value as at the balance sheet date. Under U.S. GAAP, these obligations should be shown as long-term debt on the balance sheet.

If U.S. GAAP were employed, deficit for the period would be adjusted as follows:

                                                             SEPTEMBER 30             DECEMBER 31
                                                                 2003                    2002
                                                           ----------------        ----------------
Deficit based on Canadian GAAP                              $ (15,973,511)          $ (14,333,572)
Convertible debentures (note 8)                                  (317,532)               (395,449)
                                                           ----------------        ----------------
Deficit based on US GAAP                                      (16,291,043)            (14,729,021)
                                                           ----------------        ----------------

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

Under U.S. GAAP the effect on shareholders' deficit would be adjusted as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

10. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

                                                                              SEPTEMBER 30               DECEMBER 31
                                                                                  2003                      2002
                                                                            ----------------          ----------------
Capital stock                                                                   11,544,736                11,544,736
Capital stock issued on purchase of YFMC Healthcare Inc.                         1,087,872                 1,087,872
Ascribed fair value of share purchase warrants issued                             (36,406)                  (36,406)
                                                                            ----------------          ----------------

Capital stock - U.S. GAAP                                                       12,596,202                12,596,202
                                                                            ----------------          ----------------
                                                                            ----------------          ----------------

Contributed surplus                                                              2,374,776                 1,236,587
Share purchase warrants                                                             36,406                    36,406
                                                                            ----------------          ----------------
Paid-in-capital - U.S. GAAP                                                      2,411,182                 1,272,993
                                                                            ----------------          ----------------
                                                                            ----------------          ----------------

Deficit - U.S. GAAP                                                           (16,291,043)              (14,729,021)
Cumulative translation adjustment                                                (716,929)                 (407,531)
                                                                            ----------------          ----------------

Shareholders' deficit - U.S. GAAP                                              (2,000,588)               (1,267,357)
                                                                            ----------------          ----------------
                                                                            ----------------          ----------------

(c) Comprehensive loss

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the nine months ended September 30, 2003 and 2002 would be adjusted as follows:

                                                                     SEPTEMBER 30                  SEPTEMBER 30
                                                                         2003                          2002
                                                                   ----------------               ----------------
Net loss (U.S./Canadian GAAP)                                         (1,562,022)                     (470,969)
Foreign currency translation adjustment                                 (309,398)                       (5,722)
                                                                   ----------------               ----------------

Comprehensive loss                                                    (1,871,420)                     (476,691)
                                                                   ----------------               ----------------

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

11. ECONOMIC DEPENDENCE

Approximately 64% of revenue and 27% of gross margin is derived from one customer (69% of revenue and 27% of gross margin in 2002). Receivables for this customer amounted to 54% of total receivables (53% of total receivables in 2002). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

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

The Medical Clinics unit owns and manages medical clinic facilities. The clinics include family practice, walk-in services, and other related services such as massage therapy and chiropractic services. The Company has entered into a conditional agreement to close and divest of these clinics before the end of the year.

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

The segmented information for the business units are as follows:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

                                                                                 SEPTEMBER 30, 2003
                                                     ------------------------------------------------------------------------
                                                                                              GOVERNMENT
                                                         HOSPITAL              MEDICAL        HEALTHCARE
                                                         STAFFING              CLINICS         SERVICES         CONSOLIDATED

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2003
Revenue                                                 3,809,638            2,317,856        10,254,432          16,381,926
Gross margin                                              698,399            1,056,510           607,725           2,362,634

Operating income (loss)                                   299,364            (118,839)           124,398             304,923

Net income (loss)                                         237,121             (99,756)          (22,651)             114,714

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                     ------------------------------------------------------------------------
Revenue                                                10,744,233            6,661,800        30,532,365          47,938,398
Gross margin                                            1,820,313            3,025,234         1,771,406           6,616,953

Operating income (loss)                                   833,932            (487,058)          (49,840)             297,034

Net income (loss)                                         334,947          (1,035,412)         (861,557)         (1,562,022)

Assets employed at end of period                        2,788,171              875,454         2,559,252           6,222,877
Depreciation/amortization                                  12,734              137,007            55,971             205,712

                                                                                  SEPTEMBER 30, 2002
                                                     ------------------------------------------------------------------------
                                                                                              GOVERNMENT
                                                         HOSPITAL              MEDICAL        HEALTHCARE
                                                         STAFFING              CLINICS         SERVICES         CONSOLIDATED

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                     ------------------------------------------------------------------------
Revenue                                                 1,533,821            2,007,981         8,131,442          11,673,244
Gross margin                                              277,007              946,277           488,224           1,711,508

Operating income (loss)                                    75,881            (122,992)           171,554             124,443

Net income (loss)                                          20,622            (243,718)             4,688           (218,408)

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                     ------------------------------------------------------------------------
Revenue                                                 4,088,600            6,014,533        22,621,963          32,725,096
Gross margin                                              707,155            2,868,191         1,355,919           4,931,265

Operating income (loss)                                   128,123            (219,174)           481,758             390,707

Net income (loss)                                         (9,826)            (505,070)            43,927           (470,969)

Assets employed at end of period                        1,054,430            1,709,513         1,993,912           4,757,855
Depreciation/amortization                                  38,435              121,282            27,300             187,017

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2003 and 2002

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

       (ii) There is uncertainty with respect to the Company's liability for Goods and Services tax pertaining to certain services which it provides. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.

       (iii) There is uncertainty with respect to the Company's liability for Workers Safety and Insurance Board premiums pertaining to its contract with PWGSC. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.

Any liability resulting from the above will be reflected as a charge to income in the year incurred.

14. COMPARATIVE FIGURES

Certain figures in the 2002 financial statements have been reclassified and restated to conform with the basis of presentation in 2003. The statement of operations for the nine months ended September 30, 2002 has been restated to reflect a net present value discount applied to the convertible debentures payable in connection with the conditional stock exchange option for certain former HealthyConnect.com Inc. (HCCI) shareholders. The future payments of the convertible debentures which can be settled at the Company's option in cash or common stock has been reclassified from liabilities to shareholder's deficit. The effect of this restatement is as follows:

                                   AS RESTATED FOR THE     AS PREVIOUSLY REPORTED    AS RESTATED FOR THE   AS PREVIOUSLY REPORTED
                                    THREE MONTHS ENDED   FOR THE THREE MONTHS ENDED   NINE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                    SEPTEMBER 30, 2002       SEPTEMBER 30, 2002       SEPTEMBER 30, 2002      SEPTEMBER 30, 2002
                                  --------------------   --------------------------  -------------------  -------------------------
Operating loss before income taxes       (184,653)               (200,142)                 (374,348)               (363,699)
taxes

Net loss before minority interest,
and preferred share dividends            (182,477)               (197,966)                 (360,780)               (350,131)

Net loss before preferred
share dividends                          (184,658)               (200,147)                 (369,730)               (359,081)

Net loss                                 (218,408)               (233,897)                 (470,969)               (460,320)

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

HOSPITAL STAFFING

The Company provides emergency room physician staffing services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital. The Company also provides nursing coverage to hospital emergency departments on a shift-by-shift basis. The Company charges a fixed hourly rate for every hour of nursing coverage provided. At September 30, 2003, the Company had 21 contracts for physician staffing and five contracts for nurse staffing compared to 25 contracts for physician staffing and eight contracts for nurse staffing at September 30, 2002. During the third quarter of 2003, the Hospital Staffing unit provided approximately 20,000 hours of physician coverage and 14,000 hours of nursing coverage per month for its' clients, compared to 4000 hours of physician coverage and 1500 hours of nursing coverage during the third quarter of 2002. The 400% and 833% increase in the number of physician and nurse hours, respectively, is the result of MEII supporting the healthcare system during the recent Severe Acute Respiratory Syndrome ("SARS") outbreak. The people of Ontario, and more specifically, Toronto, Canada were confronted with the SARS epidemic in March 2003. With a mortality rate of 15%, the Ministry of Health for Ontario recognized the magnitude of the challenge and contacted Med-Emerg. In a few short days, MEII mobilized its network of healthcare providers and recruited approximately 250 doctors, nurses and respiratory technologists from across Canada, the United States and the United Kingdom to combat the SARS outbreak. The SARS experience is an excellent example of the Company's network in action. The ability to draw on multi-disciplinary experts to address specific issues is the core of the MEII service offering.

MEDICAL CLINICS

The Company began expanding its healthcare services in the early 1990's, in response to the changing needs of patient care. The Company opened three immediate care clinics in London and Mississauga, well before the concept became popular in Ontario. During the third quarter of 2003 MEII sold 15 medical clinics to another health care company in Ontario leaving the Company with five family practice clinics to own and operate in Western Canada; Winnipeg (1), Edmonton (2) and Calgary (2) [see note 7 for more details on the medical clinics disposition]. The Company has entered into a conditional agreement to close and divest of these clinics before the end of the year.

GOVERNMENT HEALTHCARE SERVICES

In March of 2001, the Company was awarded the administrative management services contract, the largest of its kind, to provide medical personnel to the CF bases across Canada. The contract has two stages, an initial period of three years with another three year renewal option extending to March 31, 2007. As the service administrator, the Company recruits, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed. The contract was subsequently broadened, and as at September 30, 2003, the Company managed more than 800 employees and independent healthcare professionals in 39 bases across Canada.

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

PHARMACEUTICAL SUPPORT

MEII continues to develop the Integrated Infusion Service ("IIS") which provides clients/patients with a safe, comfortable and convenient infusion care setting to ensure optimization of special drug therapy administration. In addition to providing infusions of Remicade (Schering Plough) to patients with Crohn's Disease and Rheumatoid Arthritis, MEII has recently signed an agreement to supply Zometa (Novartis) for treating cancer patients with bone metastases. It is expected that the IIS team will provide over 5,000 infusions in 2003, which is an increase of 70% versus 2002. With the addition of Zometa, the infusion number for 2004 will rise to over 12,000. MEII is actively pursuing new agreements to provide infusion services for pharmaceutical companies and public healthcare institutions.

The IIS team of dedicated health care providers and coordinators develop individualized plans for each client/patient ensuring compliance to therapy for optimal health outcomes. MEII has alliances with many key healthcare groups forming a unique team keenly focused on a "continuum of care" delivering the best service to patients and the prescribing physicians. MEII's conveniently located infusion clinics provide easy access for clients. Each infusion clinic follows rigorous Good Clinic Practice procedures ensuring a consistent, highly professional infusion service. On site specialized infusion R.N.'s and Family Practice Physicians provide optimum health care to each individual. The number of infusion clinics is expected to increase from 14 to 24 by year-end 2004. The IIS team is dedicated to ensure "Patient Compliance with Care".

LONG-TERM CARE


The problem of physician shortages is evident not only in hospitals in Ontario but also in long-term care facilities. The Company has received requests from long-term care facilities for physicians to provide admission physical assessments and regular primary care to residents. Residents of these facilities are typically not cared for by their family physicians once they are transferred to long-term care facilities, thus they lack routine primary healthcare. During April 2002, the Company commenced providing admission physical assessments and regular primary care to residents at long-term care facilities. As at September 30, 2003 the Company provided physicians and nurse practitioners to 12 long-term care facilities in Ontario (six in Ottawa and six in the Greater Toronto Area ("GTA")). The Company has developed and now sells a comprehensive eight-part training program for registered nursing staff that it conducts twice annually for several of its long-term care facility clients. Subsequent to September
30, 2003 the Company chose not to extend contracts with eight facilities and now only services the four remaining. The Company intends to expand the services provided in the current facilities where MEII has existing contracts during the remainder of the year.

RESULTS OF OPERATIONS

NET LOSS

The Company incurred net income of $ 114,714, or 0.01 per common share for the three months ended September 30, 2003 compared to a net loss of $218,408, or (0.03) per common share for the three months ended September 30, 2002. The net loss was $1,562,022, or (0.17) per common share for the nine months ended September 30, 2003 compared to $470,969, or (0.06) per common share for the nine months ended September 30, 2002.

REVENUE

The Company's revenue for the three months ended September 30, 2003 increased to $16,381,926, compared to $ 11,673,244 for the three months ended September 30, 2002, or by 40%. For the nine months ended September 30, 2003 revenue increased to $47,938,398 compared to $32,725,096 for the nine months ended September 30, 2002.

This revenue growth was largely attributable to the DND management service contract whereby MEII staffed an increased number of health providers in the first two quarters of fiscal 2003 versus the prior year. The Hospital staffing division had increased revenues in the first nine months of 2003 compared to the prior year as MEII was involved in staffing physician and nurse practitioners to help support existing healthcare providers during the recent SARS outbreak. The Long-term care and Pharmaceutical Support business units have also been responsible for increased revenues for the period ended September 30, 2003.

Revenue from the Government Healthcare Services Division amounted to $10,254,432 for the three months ended September 30, 2003 compared to $8,131,442 for the three months ended September 30, 2002. Governmental Healthcare Services revenue for the nine months ended September 30, 2003 increased to $30,532,365 from $22,621,963 for the nine months ended September 30, 2002. As at September 30, 2003, the Company provided approximately 815 medical personnel at DND bases across Canada, compared to 770 as at September 30, 2002.

Revenues from the Hospital Staffing unit increased to $3,809,638 for the three months ended September 30, 2003 compared to $1,533,821 for the three months ended September 30, 2002 an increase of approximately 148%. For the nine months ended September 30, 2003 Hospital Staffing revenue increased to $10,744,233 from $4,088,600 an increase of $6,655,633 or 163%. The increase in revenues is the result of the Company providing extensive support to the existing healthcare infrastructure during the SARS outbreak in the GTA. As described above, MEII provided approximately 250 healthcare professionals and over 46,000 hours to assist the Ministry of Health for Ontario in combating the SARS epidemic. See Hospital Staffing for greater details.

For the three months ended September 30, 2003, revenues from Medical Clinics unit increased to $2,317,856 or approximately 15% from $2,007,981 for the three months ended September 30, 2002. Medical Clinics revenue for the nine months ended September 30, 2003 increased to $6,661,800 from $6,014,533 for the nine months ended September 30, 2002, an increase of $647,267 or 11%. The increase resulted from the higher revenues achieved from the Pharmaceutical support division for the period ending September 30, 2003 compared to the nine months ended September 30, 2002.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) for the three months ended September 30, 2003 increased to $2,362,634 or about 38%, compared to $1,711,508 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, gross margin increased to $6,616,953 or approximately 34% from $4,931,265 for the nine months ended September 30, 2002. This increase in gross margin was due to the DND management service contract and the Hospital Staffing, Long-term care, and Pharmaceutical support business units all experiencing higher volumes.

Physician fees and direct costs for the quarter ended September 30, 2003 increased to $ 14,019,292, compared to $ 9,961,736 for the three months ended September 30, 2002, an increase of approximately 41%. The physician fees and direct costs for the nine months ended September 30, 2003 was $41,321,445 compared to $27,793,831 for the nine months ended September 30, 2002. Physician fees and other direct costs remained constant at about 85.5% of revenue for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002.

OPERATING EXPENSES

Operating expenses totaled $2,057,711 for the three months ended September 30, 2003 compared to $1,587,065 for the three months ended September 30, 2002, an increase of approximately 30%. For the nine months ended September 30, 2003 operating expenses increased to $6,319,919 or approximately 39% from $4,540,558 for the nine months ended September 30, 2002. The increase results mainly from a provision for estimated adjustments from the DND audit of the terms of the Government Healthcare Services contract. MEII is currently remedying these issues. It is Management's opinion that such expenses will be substantially eliminated beyond Q4 of 2003. Also, with the growing pharmaceutical support division and new business development MEII has had to incur increased costs during the first nine months of 2003.

INCOME TAXES

The Company has loss carry forwards of approximately $3.0 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2003, the Company had a working capital deficit of $2,825,438 as compared to $2,276,540 as at December 31, 2002.

On May 24, 2002 the Company issued a $720,000 secured debenture for net proceeds of $600,000. On July 2, 2003, the Company repaid the secured debenture in full (see note 5 and 6 for more details).

The company finances working capital needs for the DND contract through a financing facility with MFSL in the amount of $2.8 million ($4.5 million Canadian funds). This facility has the same term and discount rates as the facility described in note 5(b).

In June 2002, MFSL provided the Company an additional full recourse invoice discounting facility of up to $555,597 ($750,000 CDN) to support its general working capital needs. This financing facility has been increased up to $740,796 ($1,000,000 CDN) (see note 5 for more details).

The additional facility is secured by a general security agreement (see note 5 for more details).

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no financial instruments that are sensitive to changes in interest rates or exposed to foreign currency exchange gains/losses.

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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the nine months ended September 30, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

PART II:  OTHER INFORMATION

ITEM 5. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

Exhibit 31     Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

EXHIBIT 31

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 14, 2003
                                                        ________________________
                                                        Dr. Ramesh Zacharias
                                                        Chief Executive Officer

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 14, 2003
                                                        ________________________
                                                        William Danis
                                                        Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Med-Emerg International Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Ramesh Zacharias Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 14, 2003

                                              By:
                                              Name: Dr. Ramesh Zacharias
                                              Title: Chief Executive Officer

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Med-Emerg International Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Danis Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 14, 2003

                                              By:
                                              Name: William Danis
                                              Title: Chief Financial Officer





(b) Reports on Form 8-K

None.

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MED-EMERG INTERNATIONAL INC.


                                                   By:      /s/ Ramesh Zacharias

                                                   Ramesh Zacharias
                                                   Chief Executive Officer
Date:     November 14, 2003