Form 10-K
period 2003-12-31
MED EMERG INTERNATIONAL INC
filed 2004-03-30
CIK 1030179

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).  Yes ☐    No ☒.

    The aggregate market value of the shares of common stock (based upon the closing sales price of the
    Company's common stock as reported on the OTC Bulletin Board on March 26, 2004) of the registrant held by non-affiliates on December 31, 2003 was approximately US$3,349,298.

    As of March 26, 2004, 9,569,424 shares of the registrant's common stock were outstanding.
    (All figures in US dollars unless otherwise noted.)

PART I

ITEM 1:    BUSINESS

BACKGROUND

        Med-Emerg International Inc. ("MEII" or the "Company") was founded in 1983 by Dr. Ramesh Zacharias to provide emergency room ("ER") physician coverage to rural hospitals during nights and weekends. The Company has grown into Canada's largest provider of ER physician coverage. Since inception, MEII has provided staffing solutions to over 60 hospitals across the country.

        Today, the Company is Canada's premier physician management provider, supplying more than 75,000 hours of ER physician coverage to hospitals in Ontario, Newfoundland and Nova Scotia annually. In 2003, MEII was contracted by the Ministry of Health, Ontario to provide health care providers to help confront the Severe Acute Respiratory Syndrome ("SARS") epidemic that occurred in Toronto, Ontario. In 2001, the Company was awarded the contract to provide more than 800 physicians, dentists, nurses, pharmacists and other regulated health professions for all 39 of Canada's Department of National Defence ("DND") bases. In December of 2002, the Company was awarded a contract to supply healthcare providers to Canadian Forces overseas. MEII is now a supplier of healthcare professionals to Canada's military whether in Canada or deployed anywhere in the world. In 2001, the Company leveraged its clinic network and was awarded a contract to provide infusion services for Remicade to patients in Ontario suffering from rheumatoid arthritis and crohn's disease. MEII now provides more than 5,000 infusions per year of this remarkable new medication. Recently, MEII signed another contract to supply Zometa via MEII's integrated infusion services for treating cancer patients that suffer with bone metastases. Taking advantage of its ability to provide creative healthcare solutions, the Company was awarded two contracts to provide integrated physician — nurse practitioner primary care services to two of Canada's larger mental health institutions at Whitby Mental Health and the Centre for Addiction and Mental Health in Toronto.

        In its twenty-year history, the Company has also conducted several international consulting assignments for healthcare clients in Saipan, the Cayman Islands, Malaysia and India, including feasibility studies, identification of medical service needs, planning of healthcare delivery systems and developing marketing strategies. In 1997, the Company completed a consulting assignment to provide an integrated strategic plan for the delivery of health and social services in the Northwest Territories in Canada, the costs of which were funded by the Northwest Territory government. In June 2003, MEII was retained by the Primary Health Care Services Branch of Saskatchewan Health. Under this contract the Company is providing the process facilitation and training programs required for the development and implementation of a "Team Based Culture" within the Saskatchewan Regional Health Authorities. The resulting interdisciplinary provider teams are anticipated to improve the quality of primary health services within Saskatchewan. Another consulting project that MEII is currently carrying out is with the Department of Health and Community Services, Office of Primary Health Care, in Newfoundland and Labrador. The Company's role is to evaluate the effectiveness of the primary health care reform initiatives across the province. This experience has given MEII a leading understanding of the issues in implementing primary health reform in Canada.

        MEII has demonstrated industry leadership in Canada by providing integrated professional management services in the delivery of healthcare to the Canadian healthcare consumer. In 2004, the Company intends to broaden its recruiting and management services over a wider geographic base and pursue opportunities for its expertise in the pharmaceutical industry.

        MEII believes that it is well positioned to benefit from the aging of the baby boomer population, to capitalize on recent developments within the North American healthcare environment and the current restructuring initiatives within the healthcare industry in Canada. Specifically, the Company's strategy is to leverage its 20 years of physician recruitment experience to become a dominant player in healthcare management services. Now with more than 1,000 physicians, nurses, dentists, pharmacists, physiotherapists and other regulated healthcare professionals employed by the company, MEII is poised to play a dominant role in the delivery and management of Canada's healthcare system.

THE COMPANY

        The "Company" includes: (i) Med-Emerg International Inc.; (ii) its' wholly-owned subsidiaries, Med-Emerg Health Centres Inc., Med-Emerg Elmvale Clinic Inc., YFMC Healthcare Inc., 927563 Ontario Inc., 927564 Ontario Inc., and Doctors on Call Ltd.; (iii) its indirect wholly-owned subsidiaries Med-Emerg Inc. which is wholly-owned by 927563 Ontario, and YFMC Healthcare (Alberta) Inc., a subsidiary of YFMC Healthcare Inc.

        The Company's operations were divided into five units during the 2003 fiscal year. Subsequent to 2003 the Company is no longer involved in the Medical Clinics business. The four remaining units that MEII is engaged in are: Hospital Staffing, Government Healthcare Services (including Department of National Defence), Pharmaceutical Support and Long-Term Care. The following represents a brief description of these units:

1.     HOSPITAL STAFFING

        The Company provides ER physicians and Intensive Care Unit ("ICU") nurse staffing services to approximately 25 hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. In 1991, the Company introduced registered nurses into its staffing mix, when it developed a cost-effective model for the Lester B. Pearson International Airport utilizing "expanded role" registered nurses. The Company went on to launch a business devoted entirely to the provision of emergency trained registered nurses to hospitals in 1997. In 2003, the hospital staffing unit provided approximately 75,000 hours of physician and 55,000 hours of nursing coverage respectively. This represents an 85% increase over 2002, driven largely by MEII's involvement during the SARS crisis. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital.

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

        The recruitment and certifying of credentials of qualified independent contract physicians and nurses are a central aspect of the Company's operations. Full-time employees of the Company are dedicated to recruiting and verifying credentials of the independent contract physicians for the Company. The Company recruits physicians from three groups. The first group is recruited directly from postgraduate training programs. Seminars are held in most of the teaching hospitals in Ontario, with plans to provide seminars across Canada to educate all the residents in family medicine and other specialties about career opportunities in the Company. The second and third groups recruited are established family physicians with an interest in emergency medicine and full-time emergentologists.

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

        Time Scheduling.    The scheduling of physician and nurse hours is performed daily, weekly or monthly. For physician services, hospitals are provided a monthly physician coverage schedule prior to the first of each month. Under some of the hospital contracts, multiple physician coverage is required during certain periods. For nursing services, hospitals contact the Company with their shift requirements. Because of varying other demands on the contract nurses and physicians, the scheduling process is complex and requires significant management attention.

        Billing And Collection Services.    Fees generated by emergency department coverage of physicians are comprised of two elements: (i) hospital administrative fees which are on a fixed fee or a fee-for-service basis; and (ii) physician services. Under each hospital contract, the Company has the responsibility for the billing and collection of physician fees. The Company's bad debt experience in collection of physician fees has historically been less than 1% of allowable billings.

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

Recruitment of ER Physicians

        The Company identifies, recruits and screens potential candidates to serve as emergency room physicians in hospitals for the Company's contract staffing services. The Company then enters into contracts with physicians who meet its qualifications and provides these physicians as candidates for admission to the hospital's medical staff. As mentioned above, the Company requires all physicians to be properly credentialed.

        The terms and conditions of the Company's contracts with physicians generally provides that the Company place the physician in a functioning facility and the Company collects all fees due to the physician for rendering services. MEII pays the physician for the medical services provided based on terms agreed to between the Company and the physician. Each physician full-time contract has a term of twelve months and, unless cancelled, renews automatically for additional one-year terms.

Contracts With Hospitals for Physician Staffing.

        MEII generally provides contract physician staffing services to hospitals on either fee-for-service contracts, or fixed fee per shift contracts. Physicians under contract to the Company authorize the Company to bill and collect fees. Pursuant to such contracts, MEII assumes responsibility for billing and collection and assumes risks of administrative error and subsequent non-payment. All of these factors are taken into consideration by the Company in arriving at appropriate contractual arrangements with healthcare institutions and professionals. The hospital contracts are generally for one year and automatically renew if not terminated.

Contracts With Hospitals for Nurse Staffing.

        The Company provides nursing coverage to hospital emergency departments on a shift-by-shift basis. The Company charges a fixed hourly rate for every hour of nursing coverage provided. The hospital contracts are generally for one year and automatically renew if not terminated.

Recruitment of ER Nurses.

        The Company recruits and screens potential candidates to serve as emergency room nurses in hospitals that have contracted for the Company's staffing services. The Company requires all nurses to meet its qualification criteria.

2.     MEDICAL CLINICS

        The Company began expanding its healthcare services in the early 1990's, in response to the changing needs of patient care. The Company opened three immediate care clinics in London and Mississauga, well before the concept became popular in Ontario. During the third quarter of 2003 MEII sold 15 medical clinics to another health care company in Ontario leaving the Company with five family practice clinics to own and operate in Western Canada; Winnipeg (1), Edmonton (2) and Calgary (2). During the fourth quarter the Company sold the assets and operations of the five remaining medical clinics.

3.     GOVERNMENT HEALTHCARE SERVICES

Department of National Defence ("DND")

        In March of 2001, the Company was awarded the administrative management services contract, the largest of its kind, to provide medical personnel to the Canadian Armed Forces ("CF") bases across Canada. The contract has an initial period of three years ending on March 31, 2004, but recently the contract was amended and extended until March 31, 2005. As the service administrator, the Company recruits, credentials, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed.

        The primary benefit to DND from this contract is the creation of a "one stop shopping" arrangement for the military base. As part of a national organization, the Company's recruiters source health service providers from all regions of Canada. By developing a long-term relationship with their employees and sub-contractors, and being able to react quickly to changing local conditions, the Company provides some stability in the workforce and enhances continuity in the delivery of patient care for the DND.

4.     PHARMACEUTICAL SUPPORT

        MEII continues to develop the Integrated Infusion Service ("IIS") which provides clients/patients with a safe, comfortable and convenient infusion care setting to ensure the optimal administration of special drug therapies. In addition to providing infusions of Remicade (Schering Plough) to patients with crohn's disease and rheumatoid arthritis, MEII has recently signed an agreement to supply Zometa (Novartis) for treating cancer patients with bone metastases. It is expected that the IIS team will provide over 12,000 infusions in 2004.

        The IIS team of dedicated health care providers and coordinators develop individualized plans for each client/patient ensuring compliance to prescribed therapies for optimal health outcomes. MEII has alliances with many key healthcare groups forming a unique team focused on a "continuum of care" delivering the best service to patients and the prescribing physicians. Each infusion clinic follows rigorous standard operating procedures ensuring a consistent, highly professional infusion service. The number of infusion clinics is expected to increase for both Schering and Novartis from 16 to 25 by year-end 2004. The IIS team is dedicated to ensure "Patient Compliance with Care".

5.     LONG-TERM CARE

        The problem of physician shortages is evident not only in hospitals but also in long-term care facilities. The Company has received requests from long-term care facilities for physicians to provide admission physical assessments and regular primary care to residents. Residents of these facilities are typically not cared for by their family physicians once they are transferred to long-term care facilities, thus they lack routine primary healthcare. As at December 31, 2003 the Company provided physicians and nurse practitioners to 10 long-term care facilities in Ontario (six in Ottawa and four in the Greater Toronto Area ("GTA")). Subsequent to December 31, 2003, MEII stopped providing services to six of these facilities.

FACTORS AFFECTING MEII'S BUSINESS

REGULATION OF HEALTHCARE IN CANADA

        The provision of medical services in Canada is, for the most part, under provincial jurisdiction. Under the Health Insurance Act, the government of Ontario is responsible for paying physicians for the provision of insured services to residents of Ontario. Individual physicians' billings under the Ontario Health Insurance Plan ("OHIP") are subject to threshold amounts, or soft caps. Once a physician reaches a prescribed level in the 12-month period beginning April 1 of each year, the government reduces payments to the physician by a prescribed fraction. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place material limitations on reimbursement amounts or practices could adversely affect the operations of the Company, absent, or prior to, satisfactory renegotiations of contracts with clients and arrangements with contracted physicians.

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

        Business corporations are legally prohibited from providing, or holding themselves out as providers of, medical care in many provinces. While the Company will seek to structure its operations to comply with the provincial laws relating to the corporate practice, given varying and uncertain interpretations of such laws, the Company could be found in non-compliance with restrictions on the corporate practice of medicine in all provinces. A determination that the Company is in violation of applicable restrictions on the practice of medicine in any province in which it operates or could operate could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such province.

COMPETITION

        The Company competes with a variety of healthcare service providers. These include the following by MEII business unit:

  •
  Hospital Staffing: Third party staffing agencies (nursing); Small groups of physicians that provide competitive services to local hospitals (physicians)

  •
  Department of National Defence: Regional players that provide services for only one or two regulated health professions

  •
  Pharmaceutical support: Public hospitals; Homecare agencies; and Physician practice management companies

  •
  Long-term care: Third party staffing agencies (nursing)

EMPLOYEES

        As of March 2004, the Company had 515 active full-time employees, 60 were employed in administration, 55 nurses were employed to work at various hospitals, and 400 were employed to carry out the contract with the DND. The Company believes its relations with its employees to be good. The Company's employees do not belong to a union and there is no collective bargaining agreement covering the employees. The Company also has approximately 300 contractors engaged on a full-time basis.

ITEM 2:    PROPERTIES

        The Company's principal executive office is located at 2550 Argentia Road, Suite 205, Mississauga, Ontario. The principal office occupies approximately 8,000 square feet of space under a lease that expires May 30, 2004 at an average annual rental rate of approximately $105,000. The Company has an intention of entering into a lease agreement to move the principal executive office to 6711 Mississauga Road, Suite 404, Mississauga, Ontario with effect from June 1, 2004. The new lease has not yet been signed. The new lease is expected to be for a term of 43 months, and would expire in December 2007. The new office is approximately the same size as the current location, and the Company believes that the new space will be adequate for its future needs.

ITEM 3:    LEGAL PROCEEDINGS

        YMFC HealthCare Inc. ("YFMC"), a wholly owned subsidiary of the Company, is in receipt of a letter from Canada Customs and Revenue Agency ("CCRA") dated April 30, 2001, adjusting YFMC's Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CCRA for this period is $249,000. In the event that YFMC becomes liable to pay any such amount to CCRA, the Company will claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to the Company's rights under the Business Combination Agreement executed on August 10, 1999. The Company's legal counsel has advised that CCRA does not intend to pursue YFMC for these amounts.

        Other than the above, the Company is not a party in any material legal proceedings.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended, December 31, 2003.

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

        The following table sets forth the range of high and low sales prices from First Quarter of 2002:

	COMMON SHARES
	HIGH	LOW
First Quarter, 2003	$.77	$.53
Second Quarter, 2003	$.68	$.40
Third Quarter, 2003	$.57	$.37
Fourth Quarter, 2003	$.58	$.29
First Quarter, 2002	$1.00	$.65
Second Quarter, 2002	$1.00	$.70
Third Quarter, 2002	$1.00	$.75
Fourth Quarter, 2002	$.81	$.45

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

        The Company did not issue or redeem any shares during the 2003 fiscal year.

        In early 2004, 5,092 shares of common stock were issued to an investor pursuant to the acquisition of YMFC Healthcare Inc. ("YFMC") on November 4, 1999 by MEII.

ITEM 6:    SELECTED FINANCIAL DATA

        The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto, other financial data, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	US $ YEAR ENDED DECEMBER 31, 2003
	2003	2002	2001
Statement of Operations Data:
Revenue	54,335,558	37,428,043	15,813,250
Physician fees and other direct costs	49,217,416	34,382,752	13,223,282

Gross profit	5,118,142	3,045,291	2,589,968
Operating expenses before under noted items	4,678,665	2,704,529	2,439,373
Depreciation and amortization	120,924	102,345	92,575
HealthyConnect.com	—	—	1,375,584
Other expense (income)	1,846,733	827,336	703,169

	6,646,322	3,634,210	4,610,701
Loss before income taxes	(1,528,180)	(588,919)	(2,020,733)
Provision for income taxes (recovery)	(2,458)	(0)	1,248,016
Minority interest	(2,095)	(2,211)	1,926
Preferred share dividends	135,006	134,983	134,870
Net loss from continuing operations	(1,658,633)	(721,691)	(3,405,545)
Discontinued operations	(167,169)	(16,956)	(3,470,892)
Net loss for the year	(1,825,802)	(738,647)	(6,876,437)
Basic loss per common share (1)
Continuing operations	(0.17)	(0.08)	(0.41)
Discontinued operations	(0.02)	(0.00)	(0.42)
Balance Sheet Data:
Working capital deficit	$(3,055,425)	$(2,276,540)	$(1,931,980)
Total assets	4,044,225	3,641,207	3,421,080
Shareholders' deficit	(2,733,884)	(1,698,340)	(1,253,814)

(1)
Basic loss per common share reflects net loss available to common shareholders divided by the weighted average number of common shares outstanding.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        MEII, based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians, nurses and related healthcare professionals for hospitals, government agencies, and corporate clients in Canada. Though emergency-related services are still an important component of the Company's business, MEII's recent growth has been largely attributable to the recruitment of various healthcare professionals to fulfill a contract with the Department of National Defense, and a contract with Schering Plough Canada Inc. a leading pharmaceutical company, to provide infusion services to patients.

        The Company is positioned to build on its industry leadership in providing integrated professional healthcare services to consumers. The Company's operations were divided into five units during the 2003 fiscal year, but subsequent to 2003 MEII no longer has a Medical Clinics division. The four remaining business units that MEII is now focused in are Hospital Staffing, Government Healthcare Services, Pharmaceutical Support, and Long-Term Care.

        In early 2004, MEII was selected by the Atlantic Health Human Resources Association ("AHHRA") to conduct a major health human resource planning study in the four Atlantic Provinces. This study will be complementary to the primary care renewal projects that MEII has underway in Saskatchewan and Newfoundland/Labrador. The AHHRA is expecting a comprehensive study of the requirements for health professionals and available educational resources in and outside Atlantic Canada. The deliverables in this study call for two distinct but related modeling exercises. The first is a projection on future health human resource supply and demand with gap analysis. The second is an education/training planning tool or tools. The latter could be a simulation which models, for example, the implications of the size and duration of training programs under different demand, productivity and scope of practice scenarios.

        In the summer of 2003, MEII signed a contract with Novartis Pharmaceuticals Canada Inc. to provide infusion services for a drug called Zometa, for treating cancer patients with bone metastases. This agreement will help the Company grow its infusion business that began in 2001 with its contract with Schering Plough Canada Inc. As at December 31, 2003 MEII did not have any patients registered with the Company surrounding the contract with Novartis, but by the end of 2004 it is expected that there will be 1,000 patients.

        In late March of 2003, the Company was approached by the Ontario Provincial Government to help the public sector battle the SARS outbreak that occurred in the GTA. With a mortality rate of 15%, the Ministry of Health for Ontario recognized the magnitude of the challenge and contacted MEII. MEII mobilized its network of healthcare providers and recruited approximately 250 doctors, nurses and respiratory technologists from across Canada, the United States and the United Kingdom to combat the SARS outbreak. The SARS experience is an excellent example of the Company's network in action. The ability to draw on multi-disciplinary experts to address specific issues is the core of the MEII service offering.

        In 2001, the Company was awarded the contract for civilian in-garrison healthcare services for the Department of National Defence. The contract, the largest of its kind in Canada has seen the Company recruit and staff an annual complement of in excess of 800 full time healthcare providers in all Canadian Forces Bases. The Company receives an administrative fee to recruit and manage required personnel. Annual revenue for services provided under this contract is expected to exceed $43.7 million for fiscal 2004, of which approximately $41.2 million will be paid to the healthcare providers supporting this contract. This contract and its supporting infrastructure create a horizontal platform to allow the Company to secure of other major government staffing contracts.

        In March 2001, the Company and Schering Plough Canada Inc., a leading Canadian pharmaceutical supplier, entered into an agreement whereby the Company would recruit, credential and install new infusion sites across Canada to deliver Remicade™ infusion services to patients suffering from crohn's disease and rheumatoid arthritis. Remicade™ reduces inflammation in patients with crohn's disease and rheumatoid arthritis. It is estimated that 40,000 patients in Canada suffer from the debilitating effects of these two diseases. Under this agreement, the Company coordinates and manages infusion services for patients referred to it by physicians. By December 2003, there were approximately 1,100 patients registered with the Company for this program, receiving regular infusions. It is anticipated that the number of patients participating in this program will reach 1,500 by the end of 2004.

        Forward-looking statements of MEII, included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the adequacy of capital resources and other statements regarding trends relating to various revenue and expense items, could be affected by a number of uncertainties and other factors beyond management's control.

FINANCIAL OVERVIEW

        The Company reported a net loss of $1,825,802 for the year ended December 31, 2003 compared to a net loss of $738,647 for the year ended December 31, 2002. The loss amounted to $ 0.17 per share for continuing operations and a $0.02 loss for discontinued operations for the year ended December 31, 2003 compared with a loss of $ 0.08 per share for continuing operations for the previous year. The main reason for the increase in the net loss during 2003 is the result of the non-cash stock compensation expenses that the Company had to record as a result of re-pricing the outstanding warrants and the issuance of stock options. Furthermore, as the Company implemented their strategic plan of realigning the business units and the consolidation and closure of non-performing medical clinics, the direct results had an impact on the operating results in 2003. MEII continues to pursue profitable contracts that are consistent with the current operating strategy.

REVENUE

        The Company's revenue for the year ended December 31, 2003 increased to $54.0 million, compared to $ 37.0 million for the year ended December 31, 2002, an increase of approximately 46%. This revenue growth was largely attributable to the Department of National Defence management service contract whereby MEII staffed an increased number of health providers in fiscal 2003 compared to the prior year. The Department of National Defence accounted for 74% of the Company's revenues during the year ended December 31, 2003. The Hospital staffing division had increased revenues for the year ended 2003 compared to the prior year as MEII was involved in staffing to help support existing healthcare providers during the recent SARS outbreak. The Long-term care and Pharmaceutical Support business units have also been responsible for increased revenues for the year ended 2003.

        Revenue from the DND contract amounted to $40.3 million during the year ended December 31, 2003 compared to $ 31.3 million for the prior year, an increase of 29%. MEII supplied more health providers to the DND bases throughout the 12 month of period of 2003 compared to the prior year.

        Revenues from the hospital staffing unit increased to $12.7 million during the year ended December 31, 2003 compared to $5.6 million for the prior year, an increase of 127%. The increase in revenues is the result of the Company providing extensive support to the existing healthcare infrastructure during the SARS outbreak in the GTA. As described above, MEII provided approximately 250 healthcare professionals and over 46,000 hours to assist the Ministry of Health for Ontario in combating the SARS epidemic.

        Revenues from the pharmaceutical support division amounted to $0.9 million for the 2003 fiscal year compared to $0.4 million for 2003. The 125% increase in revenues is the result of MEII growing this new business line by supplying infusion services to more patients in the 2003 year.

GROSS MARGIN

        Gross Margin (revenue less physician and other direct costs) increased to $5.1 million for the year ended December 31, 2003 compared to $3.0 million for the prior year, an increase of 70%. This increase in gross margin was due to the DND management service contract and the Hospital Staffing, Long-term care, and Pharmaceutical support business units all experiencing higher volumes.

        Physician fees and direct costs, primarily fees paid to contract physicians as a percentage of total revenues remained comparable to the prior year at approximately 91%.

OPERATING EXPENSES

        Operating expenses totaled $4.7 million for the year ended December 31, 2003 compared to $2.7 million in the prior year, an increase of 74%. The increase results mainly from a provision for estimated adjustments from the DND audit of the terms of the Government Healthcare Services contract. MEII is currently remedying these issues. It is Management's opinion that such expenses will be substantially eliminated beyond Q1 of 2004. Also, with the growing pharmaceutical support division and new business development MEII has had to incur increased costs during the year ended December 2003.

AMORTIZATION AND INTEREST

        Amortization increased nominally in fiscal 2003 compared to the prior year.

        Interest and financing costs decreased by approximately $ 308,000 during the year ended December 31, 2003 compared to the prior year, as the Company negotiated lower borrowing rates on its loan facilities and MEII realized a foreign exchange gain on the settlement of a financial instrument denominated in US dollars, due to the strengthening Canadian dollar during 2003.

INCOME TAXES

        The Company has loss carry forwards of approximately $4.0 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

LIQUIDITY AND CAPITAL RESOURCES

        As at December 31, 2003, the Company's working capital deficit totaled $ 3.1 million compared to $2.3 million for the prior year.

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

        A principal shareholder of the Company guaranteed the debenture, providing as security, unrestricted free trading common shares of the Company equivalent to 150% of the face value of the debenture. In exchange for the guarantee, the Company issued to the guarantor shareholder common share purchase options to purchase 100,000 common shares at $1.00 per share. In the event that the market value of the common shares provided as security falls below 200% of the face amount of the debenture, the Company was required to pledge additional securities to return the market value to 200% of the face amount.

        On June 28, 2002, Morrison Financial Services Ltd. ("MFSL") paid Hong Kong Bank of Canada ("HSBC") $475,406 on MEII's behalf. This had the effect of reducing the Company's total debt by $228,459 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $475,406 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility had a term of one year, with an annualized interest rate of 34.22% that matured on June 28, 2003 at which time the Company renegotiated the loan agreement with MFSL. The following clauses of the agreement were amended as follows:

  1.
  Facility: The maximum amount of the facility increased from $578,480 ($750,000 CDN) in aggregate advances outstanding from time to time, to a maximum of $771,307 ($1,000,000 CDN). The advance rate increased from 75% of the face amount of qualifying invoices to 80%.

  2.
  Term: The term of the facility is for a one-year period that commenced on July 1, 2003.

  3.
  Discount fees: The discount fees charged are reduced from 34.22% to 24% on an annualized basis.

        In addition to the specific Standard Form Assignments (General), all amounts due to MFSL are secured by a general security agreement on all assets and undertakings of MEII, an assignment of all risk insurance policies and an assignment of key man life insurance of a director.

OFF BALANCE SHEET ARRANGEMENTS

        The Company is not a party to any off-balance sheet arrangements.

        Contractual Obligations and Commercial Commitments

        The Company is committed to payments under operating leases of its premises and equipment totaling 160,032. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. Annual payments under the operating leases are as follows:

2004	$57,882
2005	24,035
2006	24,035
2007	24,035
2008	24,035
2009 and thereafter	6,010

$160,032

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9A:    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures:    Our management with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") pursuant to Rule 13a-15c under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

        Changes in Internal Control over Financial Reporting:    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.

Name	Age	Position
William Thomson, C.A.	62	Chairman of the Board
Dr. Frank Baillie, M.D., Ch.B., FRCSC	52	Director
Major General Lewis MacKenzie, Oont, MSC, OstJ, CD	63	Director
John Yarnell	75	Director
Ramesh Zacharias, M.D., FRCSC	52	Chief Executive Officer, Director
Donald Ross, D.M.D., M.Sc.	52	V.P. Operations
William J. Danis, C.A.	48	Chief Financial Officer
Name	Position	Principal Occupation and Positions Held
William E. Thomson(2)	Chairman	Mr. Thomson has been President of Thomson Associates Inc., a provider of solutions to businesses encountering change, since 1978. Thomson Associates has operated companies in many industries and participated in creating and executing remedial programs in virtually all sectors. They also act as investment bankers.
Mr. Thomson's current directorships are: Nasdaq — Med-Emerg International Inc. chm. (Healthcare), Acto Digital Video (USA) Inc. (Consumer Electronics), China Automotive Systems Inc. (Auto Parts), Maxus Technology Inc. (Technology Waste Recycling); TSX — Asia Media Group Ltd. chm. (Media), Imperial Plastech Inc. (Plastics); Crown Corp. — Aurora Fund (Venture Capital); Private — Delfour Corporation (Software), Electrical Contacts Ltd. (Electrical Contacts), Redpearl Funding Corporation (IT Financing), Wright Environmental Management Inc. (Waste Management Solutions); Charitable — Opera Mississauga, World Education Services.
Dr. Frank Baillie(1)(2)	Director	Dr. Frank Baillie has been a Director of the Company since January 1, 2002. Dr. Frank Baillie has over twenty years of clinical and managerial experience as an Emergency Physician and General Surgeon in an academic setting. Dr. Baillie has maintained a surgical practice at McMaster University Medical Centre in Hamilton, Ontario since 1979. He also introduced emergency physician staffing and postgraduate training in Emergency Medicine at McMaster's Faculty of Health Sciences. He has managed a number of medical programs, including Hamilton General Hospital, Chedoke McMaster Hospital and St. Peter's Hospital. Dr. Baillie has provided consultative services regarding the delivery of emergency care for the Ontario government as well as internationally in Thailand, Malaysia, Kerala Province in India, Beijing and Abu Dhabi. Currently, Dr. Baillie is Associate Professor of Surgery and Postgraduate Surgical Program Director at McMaster University Faculty of Health Sciences, he is the International Medical Liaison Officer for the Hamilton Health Sciences Corporation, and the Medical Director for Ontario CritiCall Service.

Lewis MacKenzie(1)	Director	During his thirty-six years of military service in the Infantry he served nine years in Germany with NATO forces and managed nine peacekeeping tours of duty in six different mission areas-The Gaza strip, Cyprus, Vietnam, Cairo, Central America and Sarajevo. He retired from the forces in 1993 and in that same year received the prestigious Vimy Award for his outstanding contribution to the preservation of democratic values. Since his retirement from the military, Lew MacKenzie has regularly appeared on many of the international TV and radio networks as a commentator. Following the attacks of September 11, 2001, General MacKenzie was appointed one of two advisors to the Government of Ontario on counter-terrorism and emergency measures. He is a graduate of the Xavier Junior College of Sydney, Cape Breton and The University of Manitoba.
John Yarnell(1)(2)	Director	John Yarnell is the President Of Yarnell Companies Inc. Yarnell Companies Inc. is an investment and management services company formed in 1978 to invest and manage venture capital initiatives. Mr. Yarnell is the founder and retired Chairman of the Quorum Group of companies and a former director and chairman of Poco Petroleums Ltd., Guard Inc., and Aluma Systems Inc. He is a graduate of The University of Manitoba and Harvard Business School.
Ramesh Zacharias	President and Chief Executive Officer and Director	Dr. Ramesh Zacharias is the founder of Med-Emerg International Inc. and serves as the President and Chief Executive Officer, and Executive Medical Director, of Med-Emerg Inc. He has practiced medicine in Canada since 1981 and has extensive experience in the delivery of emergency and primary, medical care. He has provided consulting services regarding the delivery of emergency care internationally in the Caribbean, Saipan and Malaysia and provided management-consulting services regarding the operation of medical clinics in Canada, the United States and Russia. In this continued role in providing medical insight and with his extensive business experience, he provides the strategic guidance and leadership to the Company's management team. Under his leadership, MEII has grown to become the leading Canadian medical clinic management and medical staffing organization.
Donald Ross	Vice President Operations	Dr. Ross has been Vice-President of Med-Emerg International Inc. since November 1, 2000 and is responsible for the operations of the Company. He is an experienced healthcare executive, responsible for hands-on day-to-day operations. In addition to his professional experience, Don holds a Masters degree in Clinical Epidemiology, is a Doctor of Dental Medicine, and has an honours Bachelors degree in neurophysiology from the University of British Columbia. Prior to working with the Company, Don was the Executive Vice President (Health Care) of Aetna Canada for five years and has extensive experience in managing clinical business units in the public and private sectors.

William J. Danis	Chief Financial Officer	Mr. Danis is an experienced financial professional, bringing 25 years of operational and investment experience to his role at MEII. Prior to joining the company Bill was a founding partner of Greybrook Corporation, a private equity investment company. Previously Bill held senior investment roles with Working Ventures Canadian Fund Inc. and Royal Trust Enterprise Capital. Bill left public accounting in 1985 to accept the position of Managing Director of an offshore subsidiary of Brascan Corporation (TSX:BNNA).

Notes:

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

Board Committees:

The Board has a standing Compensation Committee and Audit Committee.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company's executive officers, including the Chief Executive Officer, and for administering the Company's stock option plans. Members of the Compensation Committee are Dr. Baillie, Mr. Mackenzie and Mr. Yarnell.

The Audit Committee is primarily responsible for overseeing the services performed by the Company's independent auditors and internal audit department evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. The Audit Committee is comprised of three members: Dr Baillie, Mr. Thomson and Mr. Yarnell.

Mr. Yarnell has been designated as the Financial Expert on the Audit Committee. The Company has adopted a code of conduct for all employees, which has been reviewed by the Board of Directors and management.

ITEM 11:    EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation, as well as certain other compensation paid or accrued to the Company's Chief Executive Officer for the fiscal years ended December 31, 2003, 2002 and December 31, 2001. No other executive officer has a total annual salary and bonus of more than $100,000 during the reporting periods.

	Annual Compensation (US$)
Name And Principal Position		Salary			Bonus		Other Compensation
Ramesh Zacharias (Chief Executive Officer)	2003 2002 2001	$ $ $	241,911 215,816 218,882	(2) (2) (2)	$ $ $	0 0 0	$ $ $	32,720 9,541 8,998	(1) (1) (1)
William J Danis (Chief Financial Officer)	2003		$119,914	(3)		$0		$0

(1)
In addition to being the Chief Executive Officer of the Company, Dr. Zacharias on occasion covers physician assignments that the Company is otherwise unable to fill. For each assignment that Dr. Zacharias covers, he is paid as an independent contracting physician. This amount represents fees paid to Dr. Zacharias for services rendered as a physician.

(2)
Salary has not changed over the three years. The difference is the result of changes in the average foreign exchange rate for the three respective years.

(3)
Mr. Danis commenced work at MEII in late May 2003. He was compensated for seven months in fiscal 2003.

Stock Option Plan:

        In November 1999, the Board of Directors and shareholders adopted and approved the Company's Stock Option Plan (the "Plan"). The Plan provides for grants to both employees and directors of the Company. The Plan is to be administered by the Board of Directors or a committee appointed by the Board. The Plan was amended to authorize the Company to issue options to acquire an aggregate of 1,912,866 shares of Common Stock (20% of issued and outstanding common shares), 1,725,000 of which have been granted as of December 31, 2003. As at December 31, 2003, 187,866 options were still available to be granted under the Stock Option Plan.

        During the fiscal 2003, 785,000 options were issued and 730,000 options were cancelled or expired. No options were granted to eligible physicians during the fiscal year ended December 31, 2003.

        As at December 31, 2003 total options outstanding of 2,325,000 are comprised of 1,725,000 granted under the Plan and 600,000 granted outside the Plan.

Director Compensation:

        During the fiscal year 2003, the Chairman of the Company, Mr. Bill Thomson was paid director fees amounting to $42,827 ($60,000 CDN). Dr. Frank Baillie, Mr. Lewis Mackenzie and Mr. John Yarnell were paid director fees amounting to $14,276 each ($20,000 CDN each).

Compensation Committee Interlocks and Insider Participation:

        The current members of the Compensation Committee are Dr. Frank Baillie, Mr. Lewis Mackenzie and Mr. John Yarnell, none of whom are employees and each of whom are considered independent directors. No executive officer of the Company (i) served as a member of the of the compensation committee (or other board committee performing similar functions or in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity one of whose executive officers served on the Company's Compensation Committee or (iii) served as a member of the compensation committee (or other board committee performing similar functions or in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the company.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

        The following table sets forth, as of December 31, 2003 certain information with respect to stock ownership of (i) all Officers and Directors; (ii) persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock; (iii) all directors and officers as a group.

Name of Beneficial Owner(2)	Shares of Common Stock(1)	Percentage Ownership
1245841 Ontario Inc and Ramesh Zacharias M.D., FRCSC(3)(4)	1,587,476	8.9%
William Thomson, C.A.(5)	375,000	2.1%
Lewis Mackenzie(6)	150,000	0.8%
Donald Ross, D.M.D., M.Sc.(7)	200,000	1.1%
Frank Baillie(8)	150,000	0.8%
John Yarnell(9)	150,000	0.8%
All Officers and Directors as a group(10)	2,612,476	14.6%
H.T. Ardinger(11)	1,745,000	9.8%

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

(2)
Unless otherwise indicated, the address is c/o Med-Emerg International, Inc., 2550 Argentia Road, Suite 205, Mississauga, Ontario L5N 5R1, Canada.

(3)
1245841 Ontario Inc. is a Canadian company that is owned by Ramesh Zacharias.

(4)
Includes (i) 169,667 shares owned by 1245841 Ontario Inc., which is owned by Dr. Zacharias; (ii) 700,000 shares issuable upon exercise of currently exercisable options granted under the Company's 1997 Stock Option Plan to Dr. Zacharias; (iii) 375,000 shares of common stock issuable upon conversion of up to 500,000 shares of convertible preferred stock which preferred stock is currently held by 1245841 Ontario Inc., for a period of ten years from issuance, each share of preferred stock is convertible into 1.5 shares of common stock and thereafter into such number of shares of common stock as is equal to U.S.$2,250,000 divided by the then current market price of the common stock on the date of conversion, for purposes of the above chart, the number of shares of common stock issuable upon conversion of the preferred stock was calculated by assuming a one for one and one-half conversion; and (iv) 342,809 common shares issuable as of as a stock dividend payable on the preference shares owned by Ramesh Zacharias via company 1245841 Ontario Inc., but which have not as of the date hereof been formally issued from treasury (Q3 — 2000 to Q4 — 2003).

(5)
Includes 375,000 shares of common stock issuable upon exercise of options.

(6)
Includes 150,000 shares of common stock issuable upon exercise of options.

(7)
Includes 200,000 shares of common stock issuable upon exercise of options.

(8)
Includes 150,000 shares of common stock issuable upon exercise of options.

(9)
Includes 150,000 shares of common stock issuable upon exercise of options.

(10)
Represents 169,667 voting securities currently owned, 1,725,000 voting securities issuable upon exercise of currently exercisable options issued under the Plan to Directors and Officers, 342,809 common shares issuable as of as a stock dividend payable on the preference shares, but which have not as of the date hereof been formally issued from treasury, and 375,000 common shares issued upon the conversion of the preferred shares to common stock.

(11)
Includes 1,150,000 shares of common stock owned by H.T. Ardinger & Sons Inc. a corporation controlled by H.T. Ardinger (ii) 495,000 unrestricted shares of common stock owned by H.T. Ardinger & Sons, and (iii) 100,000 options to purchase shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 as amended requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ('SEC"). Officers, directors and greater than ten percent shareholders are also required by rules promulgated by the SEC to furnish the Company with copies of all section 16(a) forms they file.

        Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all section 16(a) filing requirements were met during fiscal year 2003.

Equity Compensation Plan Information

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,725,000	0.50	187,866
Equity compensation plans not approved by security holders	600,000	0.58	0

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There were no transactions between the Company and any of its officers, directors or 5% or greater shareholders required to be reported hereunder, except for an amount of $21,413 ($30,000 CDN) paid to Mr. John Yarnell for Consultancy services rendered.

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

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth the fees paid to the Company's independent auditor, Schwartz Levitsky Feldman llp, during fiscal years 2003 and 2002

AUDIT AND NON-AUDIT FEES:

	2003	2002
Audit fees(1)	$49,964 (CDN$70,000)	$44,575 (CDN$70,000)
Audit related fees(2)	$3,212 (CDN$4,500)	$1,592 (CDN$2,500)
Tax fees(3)	$NIL	$NIL
All other fees	$NIL	$NIL
TOTAL	$53,176 (CDN$74,500)	$46,167 (CDN$72,500)

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements included in the Company's Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.

(2)
Audit related fees include professional services related to the audit of the Company's financial statements, consultation on accounting standards or transactions and audits of employee benefit plans.

(3)
Tax fees include $ NIL for professional services and $ NIL for tax consulting and planning services relating to interest computations and international tax changes.

        Policy on Audit Committees Pre-approval of Audit and Non-Audit Services Performed by the Independent Auditors.

        The audit Committee has pre-approved the audit engagement in accordance with Regulation S-X Rule 201(c)(7)(i) of the Sarbanes Oxley Act.

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)
EXHIBITS

14.1	Code of Ethics of the Company
21	Subsidiaries of Med-Emerg International Inc.
23.1	Independent Auditors' Consent
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer
(B)
FINANCIAL STATEMENTS

        Auditors' Report

        Consolidated Balance Sheet

        Consolidated Statement of Operations and Deficit

        Consolidated Statement of Changes in Financial Position

        Notes to Consolidated Financial Statements

(C)
REPORTS ON FORM 8-K

        There were no reports filed on Form 8-K during the fourth quarter of fiscal 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-EMERG INTERNATIONAL INC.
/s/ RAMESH ZACHARIAS Ramesh Zacharias Director, Chief Executive Officer DATE: March 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM THOMSON William Thomson Chairman of the Board DATE: March 30, 2004
/s/ RAMESH ZACHARIAS Ramesh Zacharias Director, Chief Executive Officer DATE: March 30, 2004
/s/ DR. FRANK BAILLIE Dr. Frank Baillie Director DATE: March 30, 2004
/s/ LEWIS MACKENZIE Lewis MacKenzie Director DATE: March 30, 2004
/s/ JOHN YARNELL John Yarnell Director DATE: March 30, 2004
/s/ WILLIAM J DANIS William J Danis Chief Financial Officer DATE: March 30, 2004

(A)    Exhibits

Exhibit 14.1

Code of Ethics of the Company

        MEII expects a reasonable level of responsible and appropriate conduct by individuals in the course of employment and while engaged in Company business. We expect that employees will conduct themselves in a mature and responsible manner while engaged in Company business on or off Company premises.

        Specifically we expect that each person will:

  •
  Treat all other employees and those doing business with MEII in a fair, consistent and equitable manner.

  •
  Respect the rights, opinions and freedoms of expression of others.

  •
  Conduct business affairs and performance of all duties in an honest and forthright manner.

  •
  Use all Company assets and resources only for legitimate and ethical business purposes.

        Adhere to all Company policies.

Exhibit 21

Subsidiaries of Med-Emerg International Inc.

927563 Ontario Inc.
927564 Ontario Inc.
Med-Emerg Inc.
Med-Emerg Health Centres Inc.
Med-Emerg Elmvale Clinic Inc.
YFMC Heathcare Inc.
YFMC Healthcare (Alberta) Inc.
Doctors on Call Ltd.

Exhibit 23.1

Independent Auditors' Consent

        Consent of Schwartz Levitsky Feldman LLP. The undersigned, Schwartz Levitsky Feldman LLP, hereby consents to the use of our name and the use of our opinion dated March 10, 2004 on the consolidated financial statements of Med-Emerg International Inc. (the "Company") included in its Annual Report on Form 10-KSB being filed by the Company, for the fiscal year ended December 31, 2003.

Toronto, Ontario March 30, 2004	Chartered Accountants

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

        I, Dr. Ramesh Zacharias, certify that:

1. I have reviewed this report on Form 10-K of Med-Emerg International Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 30, 2004

Dr. Ramesh Zacharias Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

        I, William Danis, certify that:

1. I have reviewed this report on Form 10-K of Med-Emerg International Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 30, 2004

William Danis Chief Financial Officer

Exhibit 32.1

1350 Certification of Chief Executive and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the report of Med-Emerg International Inc. (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Ramesh Zacharias Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 30, 2004

By: Name: Dr. Ramesh Zacharias Title: Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the report of Med-Emerg International Inc. (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Danis Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 30, 2004

By: Name: William Danis Title: Chief Financial Officer

AUDITORS' REPORT

To the Shareholders of
Med-Emerg International Inc.

        We have audited the consolidated balance sheets of Med-Emerg International Inc. as at December 31, 2003 and 2002 and the consolidated statements of operations and deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and cash flows for each of the years then ended in accordance with Canadian generally accepted accounting principles.

/s/ Schwartz Levitsky Feldman, LLP

Chartered Accountants

Toronto, Ontario
March 10, 2004

Comments by Auditors for U.S. readers on Canadian-U.S. Reporting Differences

        In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 3 to the consolidated financial statements. Our report to the shareholders dated March 10, 2004 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ Schwartz Levitsky Feldman, LLP

Chartered Accountants

Toronto, Ontario
March 10, 2004

MED-EMERG INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
As at December 31, 2003 and 2002
(in US$)

	2003	2002
Assets
Current assets
Cash	$129,132	$89,617
Accounts receivable (note 5)	3,409,771	1,715,787
Preferred expenses and other	81,041	68,078
Deferred financing costs (note 6)	—	42,883
Discontinued operations (note 4)	102,740	959,730

	3,722,684	2,876,095

Long term investment (note 8)	134,979	—
Property, plant and equipment (note 9)	186,562	170,927
Discontinued operations (note 4)	—	594,185

	$4,044,225	$3,641,207

Liabilities and Shareholders' Deficit
Current liabilities
Demand loan (note 11)	$—	$11,462
Accounts payable and accrued liabilities	6,717,406	3,852,406
Other loans (note 12)	—	535,000
Discontinued operations (note 4)	60,703	753,767

	6,778,109	5,152,635
Long-term liabilities
Discontinued operations (note 4)	—	184,742

	6,778,109	5,337,377

Minority interest	—	2,170

Commitments and contingent liabilities (note 19 and 20)
Shareholders' Deficit
Capital stock (note 14)	11,544,736	11,544,736
Contributed surplus (note 15)	2,397,849	1,236,587
Convertible debentures (note 13)	414,434	261,440
Deficit	(16,265,370)	(14,333,572)
Cumulative translation adjustment	(825,533)	(407,531)

	(2,733,884)	(1,698,340)

	$4,044,225	$3,641,207

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations and Deficit
For the years ended December 31, 2003 and 2002
(in US$)

	2003	2002
Revenue	$54,335,558	$37,428,043
Physician fees and other direct costs	49,217,416	34,382,752

	5,118,142	3,045,291

Expenses
Salaries and benefits	$2,249,647	$1,582,301
General and administration	1,650,521	636,079
Occupancy costs and supplies	334,460	244,609
Public company costs	96,560	72,423
Travel and marketing	347,477	169,117

	4,678,665	2,704,529

Income before undernoted items	439,477	340,762

Interest and financing expenses	685,471	993,508
Amortization of property, plant, and equipment	120,924	102,345
Stock compensation expenses	1,161,262	62,287
Forgiveness of loan (note 10)	—	(228,459)

	1,967,657	929,681

Loss before income taxes	(1,528,180)	(588,919)
Income taxes (recovery) (note 16)	(2,458)	—

Net loss before minority interest and preferred share dividends	(1,525,722)	(588,919)
Minority interest	(2,095)	(2,211)

Net loss before preferred share dividends	(1,523,627)	(586,708)
Preferred share dividends	135,006	134,983

Net loss before discontinued operations	(1,658,633)	(721,691)
Discontinued operations (note 4)
Loss from operations of discontinued component	(200,702)	(16,956)
Gain on disposal of discontinued component	33,533	—

Loss on discontinued operations	(167,169)	(16,956)

Net loss for the year	(1,825,802)	(738,647)

Deficit, beginning of the year	(14,333,572)	(13,510,845)
Convertible debenture charges (note 13)	105,996	84,080

Deficit, end of the year	$(16,265,370)	$(14,333,572)

Basic loss per common share (note 17)
Continuing operations	$(0.17)	$(0.08)
Discontinued operations	$(0.02)	$(0.00)
Weighted average basic common shares outstanding	9,564,332	9,444,332

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
As at December 31, 2003 and 2002
(in US$)

	2003	2002
Cash Flows from Operating Activities
Net loss for the year before discontinued operations	$(1,658,633)	$(721,691)
Adjustments for:
Amortization of property, plant and equipment (note 9)	120,924	102,345
Minority interest	(2,170)	(2,160)
Stock compensation expenses (note 15)	1,161,262	62,287
Convertible debentures (note 13)	46,998	52,985
Forgiveness of loan (note 10)	—	(228,459)
Common shares issued for financing	—	194,400

	(331,619)	(540,293)
Increase in non-cash working capital components (note 18)	1,158,052	1,223,027
Discontinued operations (note 4)	22,244	315,566

	848,677	998,300

Cash Flows from Investing Activites
Additions to property, plant and equipment	(136,559)	(65,866)
Proceeds from sale of investment in clinics (note 4)	469,340	—
Sale of investment in Next Generation Technology
Holdings, Inc. (note 7)	—	102,051
Discontinued operations (note 4)	(210,127)	(333,634)

	122,654	(297,449)

Cash Flows from Financing Activities
Repayment of bank indebtedness	—	(969,026)
Demand loan (note 11)	(11,462)	11,462
Deferred financing costs incurred (note 6)	42,883	(42,883)
Issuance/(repayment) of other loans (note 12)	(535,00)	466,710
Discontinued operations (note 4)	(10,235)	(71,144)

	(513,814)	(604,881)

Effect of foreign currency exchange rate changes	(418,002)	(15,550)
Increase in cash	39,515	80,420
Cash, beginning of year	89,617	9,197

Cash, end of year	$129,132	$89,617

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

        Med-Emerg International Inc. is a private sector provider of quality healthcare management services to the Canadian healthcare industry.

        The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

        The Company's operations are in Canada and were divided into five business units in 2003: Hospital Staffing, Medical Clinics, Government Healthcare Services, Pharmaceutical Support and Long-Term Care. The Company intends to broaden its healthcare management services over a wider geographic base.

        For hospital staffing, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals, on a contractual basis. At December 31, 2003, the Company had 20 contracts for physician staffing and five contracts for nurse staffing.

        The Company sold all the medical clinics during the 2003 fiscal year (see note 4).

        The Company provides medical personnel to the entire Canadian Armed Forces ("CF"). The Company provides in-garrison healthcare at bases across Canada. Through this contract the Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other healthcare professionals to provide services as required by the CF health authority resident at each base.

        The Company provides special access Remicade™ infusion services to patients suffering from crohn's disease and rheumatoid arthritis at clinic locations across Canada. The Company has recently signed an agreement with Novartis Pharmaceuticals Canada Inc. to supply Zometa™ for treating cancer patients with bone metastases.

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

        The consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in note 23.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)
Going concern

        The consolidated financial statements have been prepared on principles applicable to a going concern which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at December 31, 2003, the Company had a working capital deficiency of $3,055,425 ($2,276,540 as at December 31, 2002) and a shareholders' deficit of $ 2,733,884 ($1,698,340 as at December 31, 2002).

        On June 28th, 2002 the Company discharged its primary banker HSBC and MEII currently relies on an asset-based lender.

        Management continues to pursue opportunities to enhance profitability. These plans include:

  1)
  pursuing suitable financing opportunities;

  2)
  negotiating discounts with suppliers or improved pricing

        The Company's ability to continue as a going concern is dependent on the successful implementation of this plan.

        Subsequent to December 31, 2003 the Company signed a Letter of Intent ("LOI") concerning a prospective share exchange between MEII and Global Healthcare Workforce Ltd. ("GHW"), a company incorporated in the United Kingdom. The closing date for this deal is expected to be April 21, 2004, unless extended by MEII and GHW. Pursuant to the terms of the LOI, GHW provided a guarantee for a bank facility of $385,654 ($500,000 CDN) for MEII, which is secured by an irrevocable short-term standby letter of credit in the aggregate amount of $385,654 (Cdn$ 500,000) provided by a foreign bank. The bank facility was available to MEII on February 23, 2004. There is no certainty to the closure of the share exchange transaction as the deal is subject to due diligence procedures that are currently being carried out by both companies.

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

c)
Short-term investments

        Short-term investments comprising marketable securities were written down to its market value.

d)
Long-term investments

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

g)
Revenue recognition

        The company has adopted the provisions of the Emerging Issues Committee ("EIC") – 123, issued by the Canadian Institute of Chartered Accountants ("CICA") that became effective on January 1, 2002. EIC –123 addresses the reporting of revenue on a gross basis as a principal versus on a net basis as an agent.

        The following is a description of MEII's revenue recognition policies for each of the significant business units.

(1)
Clinic Staffing:

        In most circumstances revenue is reported on a mix of both gross and net basis for clinic staffing.

        MEII acted as a principal in providing health service delivery through its clinic network. MEII was the operator of the clinic that provided the health service, had the responsibility to provide the facility, staffing and follow-up effort (both by way of clinic managers and by providing the billing function) and also controlled the patient records, patient billings and patient collections. There were a number of risks MEII attempted to manage which included insurance coverage both in respect of the property and also coverage on healthcare professionals who worked for the Company. Revenue from these clinics were recognized on a gross basis. However, in certain other clinics the billings were submitted and collected by the physicians directly and only the Company's portion was remitted to MEII. In such cases the revenue was recorded on a net basis.

(2)
Hospital Staffing, Pharmaceutical support and Long-term care:

        Revenue is reported on a gross basis.

        MEII acts as a principal in providing these services. MEII contracts with emergency room physician and nursing personnel to provide services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centres.

        Under contract with Schering-Plough Canada, MEII acts as the coordinator for the community-based infusion of Remicade™ for the treatment of patients with rheumatoid arthritis and chron's disease.

        In 2002, MEII commenced a new line of business, which involves contracting with physicians and nurse practitioners to provide services to long-term care facilities in Ontario.

(3)
Governmental Healthcare Services:

        Revenue is reported on a gross basis.

        MEII has an administrative management contract with PWGSC to provide personnel to Canadian armed forces across Canada on behalf of the Minister of National Defence.

        Under the terms of the contract, MEII has the responsibility to hire medical personnel and support staff and where necessary provide appropriate training and supervision of the work performed at the respective bases across Canada. MEII bills for the work performed by these individuals and in turns pays the medical personnel and support staff based on the terms of the respective contracts signed with them.

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

j)
Foreign currency translation

        During 2002, the Company adopted the recommendation of the CICA handbook section 1650 Foreign Currency Translation. The amended standard eliminates the deferral and amortization approach to exchange gains and losses on long-term monetary items and requires the disclosure of the exchange gains and losses included in the calculation of net income. There is no material effect of this change in accounting policy on the financial statements of the Company.

        The Company maintains its books and records in Canadian dollars. The financial statements are converted to U.S. dollars as the Company is a reporting issuer in the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders' deficit is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in the cumulative translation adjustment.

k)
Stock compensation expenses

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

4.     DISCONTINUED OPERATIONS

Ontario Medical Clinics Sale

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

        In consideration for the sale of the shares of these corporations, MEII received $597,763 ($775,000 CDN). The purchase price was settled as follows:

  I.
  $385,654 ($500,000 CDN) cash upon signing the purchase and sale agreement on September 5, 2003.

  II.
  $38,565 ($50,000 CDN) cash upon the date of closing of the transaction of the purchase and sale for the purchased shares

  III.
  $38,565 ($50,000 CD) cash on the later of the renegotiation of certain contractual obligations related to one of the clinic operations

  IV.
  $134,979 ($175,000 CDN) by way of issuance by AIM of 175,000 Class A preference shares in the capital of AIM, with a face value of $0.77 ($1 CDN) per share on September 30, 2003.

        This transaction resulted in a $104,138 gain on disposition of these clinic companies as the net assets of the companies sold were less than proceeds received by MEII.

        The Company has accounted for the investment using the cost method at a value of $0.77 ($1 CDN) for each Class A preference share. It is the Company's intention to hold the Class A preference shares for greater than one year and accordingly it has classified the investment as long-term (see note 8).

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

Alberta Medical Clinics Sale

        On December 31, 2003 MEII's indirect wholly-owned subsidiary YFMC Healthcare (Alberta) Inc. sold certain assets of the following four medical clinics located in the province of Alberta: Martindale Medical Centre, McKnight Village Medical Clinic, Jasper Avenue Medical Clinic, West Edmonton Mall Medical Centre. In consideration of the sale MEII shall receive $15,426 ($20,000 CDN) in cash during the 2004 fiscal year.

        This transaction resulted in a $51,581 loss on disposition of these clinic companies as the net assets of the companies sold were higher than proceeds received by MEII.

Manitoba Medical Clinic Sale

        During the fourth quarter of 2003 MEII sold certain assets of the Wildwood Medical Centre located in Winnipeg, Manitoba. In consideration for the sale, MEII received $6,557($8,500 CDN) in cash. This transaction resulted in net loss of $19,024 upon disposition as the net assets of the companies sold were higher than proceeds received by MEII.

        The summarized statements of income (loss) for the Discontinued Business are as follows:

	2003	2002
	($)	($)
Revenue	$6,489,747	$7,616,267
Physician fees and other direct costs	3,593,429	3,998,789
Gross margin	2,896,318	3,617,478
Operating, general and administrative expenses	2,955,990	3,413,537
Depreciation	128,475	195,029
Other expense	13,255	27,446
Loss before income taxes	(201,402)	(18,534)
Income taxes (recovery)	(1,321)	(13,570)
Minority interest	621	11,992
Loss for the period	(200,702)	(16,956)
Gain on sale of discontinued operations	(33,533)	—
Loss from discontinued operations	(167,169)	(16,956)

        The summarized balance sheets for the Discontinued Business are as follows:

	2003	2002
	($)	($)
Current assets
Cash	$43,134	$84,225
Accounts receivable	59,606	815,637
Prepaid expenses and other	—	59,868
	102,740	959,730
Property, plant and equipment	—	594,185
	102,740	1,553,915
Current liabilities
Accounts payable and accrued liabilities	$60,703	$660,180
Current portion of deferred revenue	—	83,352
Other loans	—	10,235
	60,703	753,767
Long-term liabilities
Deferred revenue	—	184,742
	60,703	938,509
Net assets	42,037	615,406

5.     ACCOUNTS RECEIVABLE

	2003	2002
Trade receivable	$3,455,886	$1,747,976
Allowance for doubtful accounts	(46,115)	(32,189)

	$3,409,771	$1,715,787

        Included in Accounts Receivable is an amount of $ 765,135 (CDN$ 991,998) owing from Sunnybrook Womens' College Hospital ("Sunnybrook") for nursing services provided during the month of June 2003, to assist in battling the SARS crisis, which affected the Province of Ontario. The funds to settle this account were previously remitted to the Company by the Ontario Ministry of Health. Subsequently, the Ontario Ministry of Health requested that these funds be repaid and in turn that the Company should seek compensation directly from Sunnybrook.

        Accordingly, the Company has recorded a receivable from Sunnybrook and a payable to Ontario Ministry of Health for the equivalent amount.

        The Company is in the process of reconciling the amounts charged to Sunnybrook and is of the opinion that any adjustments are immaterial and the amount is collectible.

6.     DEFERRED FINANCING COSTS

        As part of the re-financing arrangement with Wellington Capital Corporation, the interest component of the loan totaling $ 120,000 was withheld and these related interest charges were initially deferred then expensed over the term of the loan.

7.     SHORT-TERM INVESTMENTS

        As part of the disposition of HCCI, the Company acquired shares of Next Generation Technology Holdings Inc. ("NGTH"). As at December 31, 2001 the Company owned 510,255 NGTH shares acquired at $ 0.20 each. During fiscal 2002, MEII sold its ownership interest in NGTH at $0.20 per share.

8.     LONG-TERM INVESTMENTS

	2003	2002
Investment in AIM Health Group Ltd.	$134,979	Nil

        MEII has an investment of 175,000 class A preference shares of AIM as a result of disposition of the Ontario based clinics on September 30, 2003 (see note 4 for further details).

9.     PROPERTY, PLANT AND EQUIPMENT

	2003			2002
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Furniture and fixtures	$189,848	$139,957	$49,891	$146,601	$105,946	$40,655
Computer software	329,144	292,609	36,535	210,448	185,542	24,906
Computer hardware	509,224	409,088	100,136	400,893	304,697	96,196
Leasehold improvements	67,946	67,946	—	53,123	43,953	9,170

	$1,096,162	$909,600	$186,562	$811,065	$640,138	$170,927

        Amortization of property, plant, and equipment for the year amounted to $120,924 ($102,345 for December 31, 2002)

10.   REFINANCING ACTIVITIES

  a)
  On May 24, 2002 the Company issued a $720,000 discounted debenture, with net proceeds of $600,000 and repaid bank loans from the net proceeds.

        The terms of the secured debenture included:

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

        A principal shareholder of the Company guaranteed the debenture, providing as security, unrestricted free trading common shares of the Company equivalent to 150% of the face value of the debenture. In exchange for the guarantee, the Company issued to the guarantor shareholder common share purchase options to purchase 100,000 common shares at $1.00 per share. In the event that the market value of the common shares provided as security falls below 200% of the face amount of the debenture, the Company was required to pledge additional securities to return the market value to 200% of the face amount.

        The secured debenture was repaid, in full, on July 2, 2003.

  b)
  On June 28, 2002, MFSL paid HSBC $475,406 on MEII's behalf. This had the effect of reducing the Company's total debt by $228,459 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $555,597 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility had a term of one year, with an annualized interest rate of 34.22% that matured on June 28, 2003. The Company renegotiated this loan agreement with MFSL. The following clauses of the agreement were amended as follows:

  1.
  Facility: The maximum amount of the facility increased from $578,480 ($750,000 CDN) in aggregate advances outstanding from time to time, to a maximum of $771,307 ($1,000,000 CDN). The advance rate increased from 75% of the face amount of qualifying invoices to 80%.

  2.
  Term: The term of the facility is for a one-year period that commenced on July 1, 2003.

  3.
  Discount fees: The discount fees charged are reduced from 34.22% to 24% on an annualized basis.

        In addition to the specific Standard Form Assignments (General), all amounts due to MFSL are secured by a general security agreement on all assets and undertakings of MEII.

11.   DEMAND LOAN

        The demand loan amount is owing to MFSL under the terms described in note 10(b).

12.   OTHER LOANS

	2003	2002
Secured debenture, effective interest at 23.4%, due June 2003	Nil	$535,000

13.   CONVERTIBLE DEBENTURES

        The convertible debentures were issued on September 30, 2001, are due on September 30, 2006 and bear interest at 7%. MEII may pay the principal amount and accrued interest at any time prior to maturity by way of cash or shares of MEII common stock or a combination of cash and MEII common stock at the discretion of the Company. Accordingly, these debentures have been reflected in the financial statements at its estimated present value and included in shareholders' deficit.

	Undiscounted Total	Present Value
Convertible debentures
Principal due on September 30, 2006	$590,536	$92,130
Interest due on September 30, 2006	206,688	32,245

	$797,224	$124,375

        The above debentures will be accreted to their principal values at the rate of 45% per annum on the net present values shown. During the year the amount of $105,996 ($84,080 for December 31, 2002) was accreted to principal with a corresponding charge to retained earnings.

Convertible debentures at December 31, 2001	$124,375
Interest costs in 2002	52,985
Convertible debenture charges in 2002	84,080

Convertible debentures at December 31, 2002	261,440

Interest costs in 2003	46,998
Convertible debenture charges in 2003	105,996

Convertible debentures at December 31, 2003	$414,434

14.   CAPITAL STOCK

Authorized
Unlimited number of the following classes of shares and warrants:

  Preference shares, voting, non-redeemable, non-retractable, having a cumulative dividend of US$0.27 per share, convertible to common shares;
  Class "A", redeemable, retractable, non-cumulative preference shares;
  Class "B", redeemable, retractable, non-cumulative preference shares;
  Special shares, issuable in series, with rights, privileges and restricitions to be fixed by the directors;
  Common shares
  Common shares purchase warrants, redeemable, entitling holder to purchase one share of common stock at a price of US$0.50 per share to February 11, 2005.

Issued

	2003	2002
500,000 Preference shares	$445,717	$445,717
9,564,332 Common shares (2002-9,564,332)	10,992,908	10,992,908
1,437,500 Common stock purchase warrants	106,111	106,111

	$11,544,736	$11,544,736

	Common Shares
	Number	Amount
Balance, December 31, 2001	9,348,332	$10,798,508
Shares issued in connection with re-financing in 2002 (note 10)	216,000	194,400

Balance, December 31, 2003 and 2002	9,564,332	$10,992,908

	Warrants
	Number	Amount
Balance, December 31, 2003 and 2002	1,437,500	$106,111

(a)
Preference Shares

        Each preference share is convertible into one and one-half common shares of the Company at the option of the holder for a ten-year period from the date of issuance. At the end of the ten year period, the preference shares are convertible at the option of the holder, into such number of shares of the Company's common shares as is equal to $ 4,500,000 divided by the then market value of the common shares. The preference shares are entitled to receive a cumulative dividend of $ 0.27 per share payable in cash or equivalent common shares based on the quoted market value of the common shares at the date of closing the initial public offering. The preference shares were originally redeemable and retractable by the holder; on October 24, 1997, the attributes of the shares were changed and the shares have since ceased to be redeemable and retractable.

        Preference share quarterly dividends of $33,750 are payable either by cash or issuance of equivalent common shares. The December 31, 1999 and March 31 and June 30, 2000 quarterly dividends were paid on November 13, 2000 through the issue of 48,395 common shares. All quarterly dividends since September 30, 2000, have not been paid, but have been accrued in the accounts.

(b)
Stock Option Plan

        The Company maintains a stock option plan (the "Plan") for the benefit of directors, officers and employees. Pursuant to an amendment of the Plan, the maximum number of options that may be granted shall not exceed 1,912,866. Options expire no later than five years from date of grant. As at December 31, 2003 total options outstanding of 2,325,000 are comprised of 1,725,000 granted under the Plan and 600,000 granted outside the Plan. On May 15, 2003, 785,000 options were granted with an exercise price of $0.50 per option. The options vested immediately and are available for a term of five years expiring on May 15, 2008. The Company also cancelled 730,000 options during the second quarter of 2003; 230,000 options at $1.25 per option and 400,000 options at $1.50 per option; and 100,000 options at $0.50 per option.

STOCK OPTIONS

		Number of Shares
Expiry date	Option price per share
		2003	2002
Jan-04	1.25	—	230,000
Jul-04	$1.50	—	400,000
Apr-06	$0.50	1,440,000	1,540,000
Jun-07	$1.00	100,000	100,000
May-08	$0.50	785,000	—

		2,325,000	2,270,000

	Number of Shares
Expiry date
	2003	2002
Outstanding, beginning of year	2,270,000	2,441,300
Granted	785,000	100,000
Cancelled/expired	(730,000)	(271,300)

Outstanding, end of year	2,325,000	2,270,000

        The Company expensed the fair value of the stock options granted during the year.

(c)
Common stock purchase warrants

        During the first quarter of 2003 the terms of the warrants were amended entitling each warrant holder to purchase one share of common stock at a price of $0.50 (previously $4.50). The expiry of these warrants has been extended from February 11, 2003 to February 11, 2005.

15.   CONTRIBUTED SURPLUS

	2003	2002
Stock compensation expense	$2,309,782	$1,148,520
Share repurchase — difference between cost per share and assigned value	46,292	46,292
Fair value of warrants and stock options issued in connection with the acquisition of YFMC Healthcare Inc.	41,775	41,775

	$2,397,849	$1,236,587

        Due to the amendment to the above mentioned warrants and the issuance of new options the fair value amounting to $790,600 and $370,662 respectively have been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook. These amounts have been credited to contributed surplus.

16.   FUTURE INCOME TAXES

        At December 31, 2003, the Company has non-capital losses available to reduce future federal and provincial taxable income of approximately $ 4.0 million. These non-capital losses expire between 2004 and 2010. In addition, the Company has capital loss carry-forwards of approximately $ 2.0 million, which may be applied against future taxable capital gains. The future tax benefits available as a result of these losses have been fully provided for in the financial statements.

        In fiscal 2001, the Company determined that future income tax assets should be fully allowed for.

17.   BASIC LOSS PER COMMON SHARE

        Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated using the treasury stock method in accordance with the recommendations of Handbook section 3500. Had share options and common share purchase warrants been exercised, and the preference shares and convertible debentures been converted, the effect on the basic loss per share would be anti-dilutive.

	2003	2002
Basic loss per common share:
Continuing operations	$(0.17)	$(0.08)
Discontinued operations	$(0.02)	$(0.0)

18.   NOTES TO THE STATEMENT OF CASH FLOWS

(i)
Changes in non-cash working capital components

	2003	2002
Accounts receivable	$(1,693,984)	$(120,870)
Prepaid expenses and other	(12,963)	(1,350)
Accounts payable and accrued liabilities
	2,864,999	1,345,247

	$1,158,052	$1,223,027

(ii)
Property, plant, and equipment

        Property, plant, and equipment purchased during the year amounts to $136,559 ($65,866 for December 31, 2002) through cash payments.

(iii)
Interest and income taxes paid

        Operating expenses reflect interest paid of $ 719,727 during the year ended December 31, 2003 ($712,638 for December 31, 2002); and income taxes paid of $nil during the year ended December 31, 2003 ($nil for December 31, 2002).

(iv)
Non cash transaction

        As part of the sale of clinics to AIM, the company received partial payment by way of Class A preference shares in AIM.

19.   COMMITMENTS

        The Company is committed to payments under operating leases of its premises and equipment totaling $160,032. Annual payments under the operating leases are as follows:

2004	$57,882
2005	24,035
2006	24,035
2007	24,035
2008	24,035
2009 and thereafter	6,010

$160,032

20.   CONTINGENT LIABILITIES

(i)
YMFC HealthCare Inc., a wholly owned subsidiary of the Company, is in receipt of a letter from CCRA dated April 30, 2001, adjusting YFMC's Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CCRA for this period is $249,000. In the event that YFMC is ultimately found liable, the Company intends to claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to the Company's rights under the purchase agreement for YFMC executed on August 10, 1999. The Company's legal counsel has advised that CCRA does not intend to pursue YFMC for these amounts, and accordingly no provision has been made in these financial statements.

(ii)
There is uncertainty with respect to the Company's liability for Goods and Services tax pertaining to certain services that it provides. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.

(iii)
There is uncertainty with respect to the Company's liability for Workers Safety and Insurance Board premiums pertaining to its contract with PWGSC. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.

(iv)
A claim has been made against the Company for general damages for breach of contract and in tort. No specific amount of damages are claimed, and it is not possible to estimate what the damages might be. The Company's lawyers are of the opinion that this claim is unlikely to succeed, and accordingly no provision has been made in respect thereof in these financial statements.

        Any liability resulting from the above will be reflected as a charge to income in the year incurred.

21.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of accounts receivable, demand loan, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these items.

22.   SUBSEQUENT EVENTS

        On January 13, 2004 the Company signed a Letter of Intent ("LOI") concerning a prospective share exchange between MEII and Global Healthcare Workforce Ltd. ("GHW"), a company incorporated in the United Kingdom. The scheduled closing date for this transaction is April 21, 2004, unless extended by MEII and GHW. Subsequent to April 21, 2004 and without an extension the LOI will terminate.

        The transaction, which is subject to material due diligence, provides for all shareholders of GHW to transfer 100% of their shares of GHW to MEII, and MEII shall in exchange issue to such shareholders shares of MEII as are equal to on a fully diluted basis 75% of the share equity of MEII resulting in the former GHW shareholders controlling the majority of MEII's outstanding common shares. The equity shall be calculated without taking into account the existing MEII 1,437,500 warrants and the 2,325,000 options currently outstanding. GHW shareholders will be granted a warrant (pro rata to each of their shareholdings) whereby for each warrant or option share subsequently issued, GHW shareholders shall be issued, at the same price per share as the exercise price of the warrant share or option issued, three common shares of MEII. The preference shareholders shall also be issued, at the same price per share as the exercise price of the warrant issued, one common share of MEII for every two warrants or option shares or option issued shares.

        Prior to or at the closing date the following items must occur:

  a)
  All outstanding MEII preference shares to be converted to MEII common shares, and prior to the closing date MEII shall have no more than 15 million common shares issued and outstanding.

  b)
  As of the closing date, GHW shall have in its bank accounts five million dollars of free cash.

  c)
  Ramesh Zacaharias shall be appointed President and Chief Medical Officer of MEII.

  d)
  MEII shall restructure certain liabilities currently outstanding that will be agreed upon with GHW.

  e)
  The board of MEII shall initially be made up of seven members — four designated by GHW and three designated by the current MEII shareholders. One of MEII's designated directors shall be Ramesh Zacharias.

        At closing, there must be approval by the board of directors of each company and all necessary consents or approvals must be obtained from required third parties in connection with this transaction.

23.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

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

        If U.S. GAAP were employed, deficit for the period would be adjusted as follows:

	2003	2002
Deficit based on Canadian GAAP	$(16,265,370)	$(14,333,572)
Convertible debentures (note 13)	(289,453)	(395,449)

Deficit based on U.S. GAAP	$(16,554,823)	$(14,729,021)

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

        Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under Canadian GAAP, the detachable stock purchase warrants issued in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, have been given no recognition in the financial statements. Under U.S. GAAP, based on an ascribed fair value of $ 0.364 for each of the 1,000,000 share purchase warrants issued, share capital would be lower by $ 36,406 and, given that the share purchase warrants were cancelled, the carrying amount of contributed surplus would be increased by $ 36,406.

        Under U.S. GAAP the effect on Shareholders' deficit would be adjusted as follows:

	2003	2002
Capital stock (as previously shown)	$11,544,736	$11,544,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)

Capital stock — U.S. GAAP	12,596,202	12,596,202
Contributed surplus (as previously shown)	2,397,849	1,236,587
Share purchase warrants	36,406	36,406

Paid-in-capital — U.S. GAAP	2,434,255	1,272,993

Deficit — U.S. GAAP	(16,554,823)	(14,729,021)
Cumulative translation adjustment	(825,533)	(407,531)

Shareholders' deficit — U.S. GAAP	(2,349,899)	$(1,267,357)

(c)
Comprehensive loss

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive income and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the fiscal year ended December 31, 2003 and 2002 would be adjusted as follows:

	2003	2002
Net loss (U.S. GAAP)	$(1,825,802)	$(738,647)
Foreign currency translation adjustment	(418,002)	(15,550)

Comprehensive loss	$(2,243,804)	$(754,197)

        The foreign currency translation adjustments are not currently adjusted for income taxes. The company is situated in Canada, and the foreign currency translation adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, solely for the convenience of the readers.

  (d)
  Recently issued accounting standards

        The following standards were issued by the Financial Accounting Standards Board during 2003 and 2002:

  SFAS No. 143 — Accounting for asset retirement obligations — this standard requires that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard is effective for fiscal years beginning after June 15, 2002.

  SFAS No. 144 — Accounting for the impairment or disposal of long-lived assets. This standard supercedes SFAS No. 121 — Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of. This standard requires that businesses recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable.

  SFAS No. 145 — Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

  SFAS No. 146 — Accounting for Cost Associated with the Exit of Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

  SFAS No. 147 — Acquisition of certain financial institutions an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

  SFAS No. 148 — Accounting for stock based compensation-transition and disclosure an amendment of SFAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by SFAS 123.

  SFAS No. 149 — Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

  SFAS No. 150 — Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

        The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows as it relates to the reconciliation of Canadian and United States accounting policy differences.

24.   ECONOMIC DEPENDENCE

        Approximately 74% of revenue and 46% of gross margin is derived from one customer (84% of revenue and 62% of gross margin in 2002). Receivables for this customer amounted to 41% of total receivables (56% of total receivables in 2002). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

25.   SEGMENTED INFORMATION

        The Company operated under five business units during 2003 as follows: Hospital Staffing, Medical Clinics, Government Healthcare Services, Pharmaceutical Support and Long-Term Care. As at December 31, 2003 the Medical Clinics business unit was disposed of leaving only four units that the Company now focuses on.

        The Hospital Staffing unit contracts with hospitals for the provision of physician staffing, nurse staffing and administrative support services. The Company also contracts with clinical facilities and local communities for the locum or permanent placement of a physician in a community.

        The Medical Clinics unit owned and managed medical clinic facilities. The clinics included family practice, walk-in services, and other related services such as massage therapy and chiropractic services. This business unit will not be referred to in the chart below since it is a Discontinued operation (see note 4 for further details).

        The Government Healthcare Services division recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals at all Canadian Forces bases.

        The Pharmaceutical Support division provides infusion services to patients suffering from crohn's disease and rheumatoid arthritis.

        In the table below, the Hospital Staffing unit includes the revenue and cost for the Long-term Care business unit.

        The segmented information for the business units are as follows:

	2003
	Hospital Staffing	Pharmaceutical Support	Government Healthcare Services	Long Term Care	Consolidated
Revenue	$12,716,827	$883,287	$40,278,718	$456,726	$54,335,558
Gross margin	$2,180,900	$422,878	$2,371,478	$142,886	$5,118,142
Net income (loss)	$436,234	$(276,713)	$(1,370,727)	$(447,427)	$(1,658,633)
Assets employed at end of period	$35,121	$17,560	$116,321	$17,560	$186,562
Amortization	$15,855	$7,928	$89,213	$7,928	$120,924
	2002
	Hospital Staffing	Pharmaceutical Support	Government Healthcare Services	Long Term Care	Consolidated
Revenue	$5,598,171	$392,587	$31,335,843	$101,442	$37,428,043
Gross margin	$992,006	$139,344	$1,882,229	$31,712	$3,045,291
Net income (loss)	$(114,980)	$(164,180)	$(200,114)	$(242,417)	$(721,691)
Assets employed at end of period	$37,045	$18,523	$96,836	$18,523	$170,927
Amortization	$15,727	$7,863	$70,892	$7,863	$102,345

26.   RELATED PARTY TRANSACTIONS

        Consulting fees of approximately $ 43,000 were paid to a director ($65,000 in 2002).

27.   COMPARATIVE FIGURES

        Certain figures in the 2002 financial statements have been reclassified to conform with the basis of presentation in 2003.

QuickLinks

PART I
PART II
PART III
PART IV
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
MED-EMERG INTERNATIONAL INC. CONSOLIDATED BALANCE SHEET As at December 31, 2003 and 2002 (in US$)
Med-Emerg International Inc. Consolidated Statement of Operations and Deficit For the years ended December 31, 2003 and 2002 (in US$)
Med-Emerg International Inc. Consolidated Statement of Cash Flows As at December 31, 2003 and 2002 (in US$)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STOCK OPTIONS