Form 10-Q
period 2004-03-31
MED EMERG INTERNATIONAL INC
filed 2004-05-13
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                         OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                  The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company's Common Stock as reported on the OTC Bulletin Board on May 11, 2004) of the registrant held by non-affiliates on March 31, 2004 was approximately US$6,220,126.

                  As of March 31, 2004, 9,569,424 shares of the registrant's Common Stock were outstanding.

(All figures in US dollars unless otherwise indicated.)

                          MED-EMERG INTERNATIONAL INC.

                  MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-Q







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


PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


Consolidated Balance Sheets as at March 31, 2004 (unaudited) and December 31, 2003 (audited)

Consolidated Statements of Operations and Deficit for the three months ended March 31, 2004 and 2003 (unaudited)

Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)

Notes to Unaudited Consolidated Financial Statements

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
        AS AT MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)
                                    (IN US$)

                                                                       MARCH 31                  DECEMBER 31
                                                                         2004                       2003
                                                                    --------------              -------------
ASSETS

CURRENT ASSETS
             Cash                                                     $   428,733                $  129,132
             Accounts receivable (note 5)                               4,126,232                 3,409,771
             Prepaid expenses and other                                   100,193                    81,041
             Discontinued operations                                       14,495                   102,740
                                                                    --------------              -------------
                                                                        4,669,653                 3,722,684

Long term investment                                                      133,455                   134,979

Property, plant and equipment                                             185,447                   186,562
                                                                    --------------              -------------
                                                                     $  4,988,555                $4,044,225
                                                                    --------------              -------------
                                                                    --------------              -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
             Demand loan (note 6)                                     $   773,429                $        -
             Accounts payable and accrued liabilities                   5,822,555                 6,717,406
             Discontinued operations                                        4,705                    60,703
                                                                    --------------              -------------
                                                                        6,600,689                 6,778,109
LONG-TERM LIABILITIES
             Long term debt (note 8)                                    1,186,063                         -
                                                                    --------------              -------------
                                                                        7,786,752                 6,778,109
                                                                    --------------              -------------
Contingent liabilities (note 13)

SHAREHOLDERS' DEFICIT
             Capital stock                                             11,544,736                11,544,736
             Contributed surplus (note 10)                              2,438,219                 2,397,849
             Convertible debentures (note 9)                              455,098                   414,434
             Deficit                                                  (16,441,106)              (16,265,370)
             Cumulative translation adjustment                           (795,144)                 (825,533)
                                                                    --------------              -------------
                                                                       (2,798,197)               (2,733,884)
                                                                    --------------              -------------
                                                                     $  4,988,555                $4,044,225
                                                                    --------------              -------------
                                                                    --------------              -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
             THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
                                    (IN US$)

                                                                      MARCH 31                     MARCH 31
                                                                        2004                         2003
                                                                   ----------------           ---------------
REVENUE                                                             $   12,553,601             $   11,267,941
PHYSICIAN FEES AND OTHER DIRECT COSTS                                   11,369,867                 10,292,647
                                                                   ----------------           ---------------
                                                                         1,183,734                    975,294
                                                                   ----------------           ---------------
EXPENSES
            Salaries and benefits                                          624,969                    496,180
            General and administration                                     270,231                    249,628
            Occupancy costs and supplies                                    96,043                     79,178
            Travel & marketing                                             113,510                     73,956
                                                                   ----------------           ---------------
                                                                         1,104,753                    898,942
                                                                   ----------------           ---------------

INCOME BEFORE UNDERNOTED ITEMS                                              78,981                     76,352
                                                                   ----------------           ---------------

            Interest and financing expense                                 129,120                    150,697
            Amortization of property, plant and equipment                   19,849                     21,223
            Stock compensation expenses (note 10)                           40,370                    733,627
                                                                   ----------------           ---------------
                                                                           189,339                    905,547
                                                                   ----------------           ---------------

NET LOSS BEFORE MINORITY INTEREST AND PREFERRED SHARE DIVIDENDS           (110,358)                  (829,195)
            Minority interest                                                    -                        201
                                                                   ----------------           ---------------
NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                                 (110,358)                  (829,396)

            Preferred share dividends                                       33,750                     33,750
                                                                   ----------------           ---------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                                   (144,108)                  (863,146)

LOSS FROM OPERATIONS OF DISCONTINUED COMPONENT                              (3,456)                   (59,956)
                                                                   ----------------           ---------------

NET LOSS FOR THE PERIOD                                                   (147,564)                  (923,102)

DEFICIT, BEGINNING OF THE PERIOD                                       (16,265,370)               (14,333,572)

            Convertible debenture charges (note 9)                         (28,172)                   (24,589)
                                                                   ----------------           ---------------
DEFICIT, END OF THE PERIOD                                         $   (16,441,106)           $   (15,281,263)
                                                                   ----------------           ---------------
                                                                   ----------------           ---------------
BASIC LOSS PER COMMON SHARE
            Continuing operations                                    $       (0.02)           $         (0.09)
            Discontinued operations                                          (0.00)                     (0.01)
                                                                   ----------------           ---------------
                                                                   ----------------           ---------------

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                         9,569,424                  9,444,332
                                                                   ----------------           ---------------
                                                                   ----------------           ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
                                    (IN US$)

                                                                           MARCH 31                  MARCH 31
                                                                             2004                      2003
                                                                        --------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss for the period before discontinued operations         $    (144,108)            $   (863,146)
         Adjustments for:
              Amortization of property, plant and equipment                    19,849                   21,223
              Minority interest                                                     -                      705
              Stock compensation expenses (note 10)                            40,370                  733,627
              Convertible debentures (note 9)                                  12,492                   31,475
              Investment in AIM Health Group Ltd.                               1,524                        -
                                                                        --------------            -------------
                                                                              (69,873)                 (76,116)

         Increase (decrease) in non-cash working capital components          (444,401)                (267,681)
         Discontinued operations                                               28,791                  100,594
                                                                        --------------            -------------
                                                                             (485,483)                (243,203)
                                                                        --------------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment                           (18,734)                 (48,450)
         Discontinued operations                                                    -                  (78,136)
                                                                        --------------            -------------
                                                                              (18,734)                (126,586)
                                                                        --------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Demand loan (note 6)                                                 773,429                  442,774
         Deferred financing costs incurred                                          -                   26,095
         Issuance (repayment) of debt                                               -                 (105,000)
         Discontinued operations                                                    -                   (3,980)
                                                                        --------------            -------------
                                                                              773,429                  359,889
                                                                        --------------            -------------

Effect of foreign currency exchange rate changes                               30,389                 (152,727)
                                                                        --------------            -------------
INCREASE (DECREASE) IN CASH                                                   299,601                 (162,627)
Cash, beginning of period                                                     129,132                   89,617
                                                                        --------------            -------------
Cash, end of period                                                       $   428,733              $   (73,010)
                                                                        --------------            -------------
                                                                        --------------            -------------

         The accompanying notes are integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. ("MEII" or the "Company") is a private sector provider of quality healthcare management services to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company's operations were divided into five units during the 2003 fiscal year. Subsequent to 2003 the Company is no longer involved in the Medical Clinics business. MEII's four remaining business units are: Hospital Staffing, Government Healthcare Services (including Department of National Defence), Pharmaceutical Support and Healthcare Consulting.

For Hospital Staffing, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At March 31, 2004, the Company had 21 contracts for physician staffing and five contracts for nurse staffing.

The Company provides medical personnel to the entire Canadian Forces ("CF"). The Company provides in-garrison healthcare at bases across Canada. Through this contract the Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other healthcare professionals to provide services as required by the CF health authority resident at each base.

The Company provides special access Remicade(TM) infusion services to patients suffering from Crohn's disease and rheumatoid arthritis at clinic locations across Canada. The Company recently signed an agreement with Novartis Pharmaceuticals Canada Inc. and has begun to supply Zometa(TM) for treating cancer patients with bone metastases.

MEII provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

2. BASIS OF PRESENTATION

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Significant intercompany accounts and transactions have been eliminated on consolidation.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Going concern

The consolidated financial statements have been prepared on principles applicable to a going concern which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at March 31, 2004, the Company had a working capital deficiency of $1,931,036 ($3,055,425 as at December 31, 2003) and a shareholders' deficit of $2,798,197 ($2,733,884 as at December 31, 2003).

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

On January 13, 2004 the Company signed a Letter of Intent ("LOI") concerning a prospective share exchange between MEII and Global Healthcare Workforce Ltd. ("GHW"), a company incorporated in the United Kingdom. The closing date for this deal is expected to be on or before May 31, 2004. Pursuant to the terms of the LOI, GHW provided a guarantee for a bank facility of $381,300 ($500,000 CDN) for MEII, which is secured by an irrevocable short-term standby letter of credit in the aggregate amount of $381,300 ($500,000 CDN) provided by a foreign bank. The bank facility was available to MEII on February 23, 2004. On April 22, 2004 the Company announced that it has amended the LOI with GHW extending the closing date to not later than May 31, 2004, unless further extended by GHW. All other terms and conditions of the letter of intent remain unchanged.

Should the Company be unable to successfully implement its plan, it may not be able to continue as a going concern. As a result, certain assets and liabilities currently reflected in the balance sheet at book value may have to be adjusted to liquidated values.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

c)       Long term investments

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

(1)  Hospital Staffing and Pharmaceutical Support:

Revenue is reported on a gross basis.

MEII acts as a principal in providing these services. MEII contracts with emergency room physician and nursing personnel to provide services to hospitals in Ontario, a mix of rural and urban facilities including tertiary care centres.

Under contracts with Schering-Plough Canada and Novartis Pharmaceuticals Canada Inc, MEII acts as the coordinator for the community-based infusion of certain medications for the treatment of patients with rheumatoid arthritis, Chron's disease and certain cancers.

In 2002, MEII commenced a new line of business, which involves contracting with physicians and nurse practitioners to provide services to long-term care facilities in Ontario.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

(2) Government Healthcare Services (Includes Department of National Defence ("DND")):

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

(3)  Healthcare Consulting:

Revenue is reported on a gross basis.

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

4.        DISCONTINUED OPERATIONS

ONTARIO MEDICAL CLINICS SALE

On September 5, 2003 the Company entered into a transaction with AIM Health Group Inc. ("AIM") to dispose of MEII's Ontario-based clinic operations and more specifically the following clinics: Elmvale, Merivale, Herongate, Kanata, Orleans, Hillside, Hampton, PSA, Caresource, Pond Mills, Central, Glenderry, Dundas and Wallaceburg.

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

In consideration for the sale of the shares of these corporations, MEII received $591,017 ($775,000 CDN). The purchase price was settled as follows:

I. $381,300 ($500,000 CDN) cash upon signing the purchase and sale agreement on September 5, 2003.
II. $38,130 ($50,000 CDN) cash upon the date of closing of the transaction of the purchase and sale for the purchased shares
III. $38,130 ($50,000 CDN) cash on the later of the renegotiation of certain contractual obligations related to one of the clinic operations
IV. $133,455 ($175,000 CDN) by way of issuance by AIM of 175,000 Class A preference shares in the capital of AIM, with a face value of $0.77 ($1
     CDN) per share on September 30, 2003.

This transaction resulted in a $104,138 gain on disposition of these clinic companies as the net assets of the companies sold were less than proceeds received by MEII.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003

4.        DISCONTINUED OPERATIONS (CONT'D)

The Company has accounted for the investment using the cost method at a value of $0.77 ($1 CDN) for each Class A preference share. It is the Company's intention to hold the Class A preference shares for greater than one year and accordingly it has classified the investment as long-term.

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

ALBERTA MEDICAL CLINICS SALE

On December 31, 2003 MEII's indirect wholly-owned subsidiary YFMC Healthcare (Alberta) Inc. sold certain assets of the following four medical clinics located in the province of Alberta: Martindale Medical Centre, McKnight Village Medical Clinic, Jasper Avenue Medical Clinic, West Edmonton Mall Medical Centre. In consideration of the sale MEII shall receive $15,252 ($20,000 CDN) in cash during the 2004 fiscal year, of which an amount of $3,813 ($5,000 CDN) has been received to date.

This transaction resulted in a $51,581 loss on disposition of these clinic companies as the net assets of the companies sold were higher than proceeds received by MEII.

MANITOBA MEDICAL CLINIC SALE

During the fourth quarter of 2003 MEII sold certain assets of the Wildwood Medical Centre located in Winnipeg, Manitoba. In consideration for the sale, MEII received $6,482($8,500 CDN) in cash. This transaction resulted in net loss of $19,024 upon disposition as the net assets of the companies sold were higher than proceeds received by MEII.

5.  ACCOUNTS RECEIVABLE

Included in Accounts Receivable is an amount of $756,500 ($991,998 CDN) owing from Sunnybrook Womens' College Hospital ("Sunnybrook") for nursing services provided in June 2003, to assist in battling the SARS crisis, which affected the Province of Ontario. The funds to settle this account were previously remitted to the Company by the Ontario Ministry of Health. Subsequently, the Ontario Ministry of Health requested that these funds be repaid and in turn that the Company should seek compensation directly from Sunnybrook. Accordingly, the Company has recorded a receivable from Sunnybrook and a payable to Ontario Ministry of Health for the equivalent amount. The Company is in the process of reconciling the amounts charged to Sunnybrook and is of the opinion that any adjustments are immaterial and the amount is collectible.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003

6.  DEMAND LOAN

The demand loan amount includes amounts owing to Morrison Financial Services Limited ("MFSL") under the terms described in note 7. Also included is an amount of $183,024 ($240,000 CDN) utilized from the line of credit provided by GHW [Refer note 3(a)].

7. REFINANCING ACTIVITIES

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

b) On June 28, 2002, MFSL paid HSBC $475,406 on MEII's behalf. This had the effect of reducing the Company's total debt by $228,459 since the obligation to HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $555,597 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility had a term of one year, with an annualized interest rate of 34.22% that matured on June 28, 2003. The Company renegotiated this loan agreement with MFSL. The following clauses of the agreement were amended as follows:

1. Facility: The maximum amount of the facility increased from $571,951 ($750,000 CDN) in aggregate advances outstanding from time to time, to a maximum of $762,602 ($1,000,000 CDN). The advance rate increased from 75% of the face amount of qualifying invoices to 80%.
2. Term: The term of the facility is for a one year period that commenced on July 1, 2003.
3. Discount fees: The discount fees charged are reduced from 34.22% to 24% on an annualized basis.

In addition to the specific Standard Form Assignments (General), all amounts due to MFSL are secured by a general security agreement on all assets and undertakings of MEII.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003

8. LONG TERM DEBT

The amount of $1,186,063 ($1,555,285 CDN) pertains to the long term portion of the Goods and Services Tax which is payable over a period of five years, as per an agreement between the Company and Canada Customs and Revenue Agency ("CCRA"). The total amount payable towards this debt is $1,460,600 ($1,915,285 CDN), and as per the agreement, an amount of $22,878 ($30,000 CDN) is payable monthly and is reviewable every six months. Accordingly, the current portion of this debt $274,537 ($360,000 CDN) has been classified under Accounts payable and accrued liabilities. The CCRA will register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

9. CONVERTIBLE DEBENTURES

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

                                        UNDISCOUNTED TOTAL         PRESENT VALUE
                                        ------------------         -------------
Principal due on September 30, 2006          $590,536                 $92,130
Interest due on September 30, 2006            206,688                  32,245
                                             --------                 -------
                                             $797,224                $124,375
                                             --------                 -------

The above debentures will be accreted to their principal values at the rate of 45% per annum on the net present values shown. During the first quarter of 2004, an amount of $28,172 was accreted to principal with corresponding charge to retained earnings.

Convertible debentures at December 31, 2001                         $124,375
Interest costs in 2002                                                52,985
Convertible debenture charges in 2002                                 84,080
                                                                ---------------
Convertible debentures at December 31, 2002                          261,440
                                                                ---------------
Interest costs in 2003                                                46,998
Convertible debenture charges in 2003                                105,996
                                                                ---------------
Convertible debentures at December 31, 2003                         $414,434
                                                                ---------------
Interest costs in 2004                                                12,492
Convertible debenture charges in 2004                                 28,172
                                                                ---------------
Convertible debentures at March 31, 2004                            $455,098
                                                                ===============

10. CONTRIBUTED SURPLUS

During the first quarter of 2004, 100,000 options were granted with an exercise price of $0.50 per option. The options vest immediately and are available for a term of five years expiring on January 30, 2009. Due to the issuance of new options the fair value amounting to $40,370 has been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook. This amount has been credited to contributed surplus.

During the first quarter of 2003, the terms of warrants were amended entitling each warrant holder to purchase one share of common stock at a price of $0.50 (previously $4.50). Due to this amendment, the fair value amounting to $733,627 had been determined, and was credited to contributed surplus.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003

11. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

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

If U.S. GAAP were employed, deficit for the period would be adjusted as follows:

                                                          MARCH             DECEMBER
                                                           2004               2003
Deficit based on Canadian GAAP                       $ (16,441,106)     $ (16,265,370)
Convertible debentures (note 7)                           (261,281)          (289,453)
                                                   -------------------------------------
Deficit based on US GAAP                             $ (16,702,387)     $ (16,554,823)
                                                   =====================================

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003

11. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

Under U.S. GAAP the effect on shareholders' deficit would be adjusted as follows:

                                                                              MARCH                  DECEMBER
                                                                               2004                    2003
         Capital stock                                                     $11,544,736             $11,544,736
         Capital stock issued on purchase of YFMC Healthcare Inc.            1,087,872               1,087,872
         Ascribed fair value of share purchase warrants issued                 (36,406)                (36,406)
                                                                        ---------------          --------------

         Capital stock - U.S. GAAP                                          12,596,202              12,596,202
                                                                        ---------------          --------------

         Contributed surplus                                                 2,438,219               2,397,849
         Share purchase warrants                                                36,406                  36,406
                                                                        ---------------          --------------
         Paid-in-capital - U.S. GAAP                                         2,474,625               2,434,255
                                                                        ---------------          --------------

         Deficit - U.S. GAAP                                              (16,702,387)            (16,554,823)
         Cumulative translation adjustment                                   (795,144)               (825,533)
                                                                        ---------------          --------------

         Shareholders' deficit - U.S. GAAP                                $(2,426,704)            $(2,349,899)
                                                                        ===============          ==============

(c) Comprehensive loss

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the three months ended March 31, 2004 and 2003 would be adjusted as follows:

                                                            MARCH                         MARCH
                                                             2004                          2003

Net loss - U.S. GAAP                                      $ (147,564)                  $  (923,102)
Foreign currency translation adjustment                       30,389                      (152,727)
                                                   ------------------            ------------------

Comprehensive loss                                        $ (117,175)                  $(1,075,829)
                                                   ==================            ==================

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003


11. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES (CONT'D)

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003

12. ECONOMIC DEPENDENCE

Approximately 81% of revenue and 54% of gross margin is derived from one customer (85% of revenue and 56% of gross margin during the first three months of 2003). Receivables for this customer amounted to 58% of total receivables as at March 31, 2004 (57% of total receivables as at March 31, 2003). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

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

    (ii) There is uncertainty with respect to the Company's liability for Goods and Services tax pertaining to certain services, which it provides. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.

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

     (v) Med-Emerg is in receipt of a letter dated April 19, 2004 from Brain Research and International Networks Inc ("Brainworks") with respect to certain changes to the arrangement to provide mental health support services to DND. On April 13, 2004, Brainworks was informed by DND that effective May1, 2004, the provision of mental health support services would be provided by Med-Emerg directly, instead of through Brainworks. Brainworks is contending there are several issues with respect to the arrangement between itself, DND, and Med-Emerg that have not been addressed as a result of these changes. To date, a Statement of Claim has not been filed.

Any liability resulting from the above will be reflected as a charge to income in the year incurred.

14.       SUBSEQUENT EVENTS

On January 13, 2004 the Company signed a Letter of Intent ("LOI") concerning a prospective share exchange between MEII and Global Healthcare Workforce Ltd. ("GHW"), a company incorporated in

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2004 and 2003

14.       SUBSEQUENT EVENTS (CONT'D)

the United Kingdom. The scheduled closing date for this transaction was April 21, 2004, unless extended by MEII and GHW. The closing date has been extended to May 31st, 2004.

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

     e) The board of MEII shall initially be made up of seven members - four designated by GHW and three designated by the current MEII shareholders. One of MEII's designated directors shall be Ramesh Zacharias.

At closing, there must be approval by the board of directors of each company and all necessary consents or approvals must be obtained from required third parties in connection with this transaction.


15. COMPARATIVE FIGURES

Certain figures in the 2003 financial statements have been reclassified and restated to conform with the basis of presentation in 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements of Med-Emerg International Inc. ("MEII" or the "Company") included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the adequacy of capital resources and other statements regarding trends relating to various revenue and expense items, could be affected by a number of uncertainties and other factors beyond management's control.

OVERVIEW

MEII, based in Ontario, Canada, is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency physicians and nurses for hospitals and clinics in Canada. Though emergency-related services are still an important component of the Company's business, MEII has expanded to offer a wide variety of medical services including non-hospital staffing, healthcare staffing, the recruitment and staffing of various healthcare professionals to fulfill a contract with the Department of National Defence ("DND"), contracts with leading pharmaceutical companies, to provide infusion services to patients and a range of healthcare consulting services.

The Company is positioned to build on its industry leadership by providing integrated professional management services in the delivery of healthcare to the healthcare consumer. The Company's operations are divided into four units:
Hospital Staffing, Government Healthcare Services, Pharmaceutical Support, and Healthcare Consulting Services.

HOSPITAL STAFFING

The Company provides ER physicians and Intensive Care Unit ("ICU") nurse staffing services to approximately 26 hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. In 1991, the Company introduced registered nurses into its staffing mix, when it developed a cost-effective model for the Lester B. Pearson International Airport utilizing "expanded role" registered nurses. The Company went on to launch a business devoted entirely to the provision of emergency trained registered nurses to hospitals in 1997. During the first quarter of 2004, the hospital staffing unit provided approximately 15,000 hours of physician and 2,500 hours of nursing coverage respectively. The Company pays its physicians on an hourly or sessional basis, and receives a fixed monthly administrative management fee from each hospital.

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

TIME SCHEDULING. The scheduling of physician and nurse hours is performed daily, weekly or monthly. For physician services, hospitals are provided a monthly physician coverage schedule prior to the first of each month. Under some of the hospital contracts, multiple physician coverage is required during certain periods. For nursing services, hospitals contact the Company with their shift requirements. Because of varying other demands on the contract nurses and physicians, the scheduling process is complex and requires significant attention by MEII's staff.

BILLING AND COLLECTION SERVICES. Fees generated by emergency department coverage of physicians are comprised of two elements: (i) hospital administrative fees which are on a fixed fee or a fee-for-service basis; and (ii) physician services. Under each hospital contract, the Company has the responsibility for the billing and collection of physician fees. The Company's bad debt experience in collection of physician fees has historically been less than 1% of allowable billings. With recent technological developments it is anticipated that bad debts will reduce further.

PERSONNEL ADMINISTRATION. The Company assists the contracted physicians with administration, including administration of physician fee reimbursement. In addition, the Company provides for the administration of fringe benefit programs, which may include but are not limited to life insurance, health insurance, professional dues and disability insurance.

The Company expects to continue its growth through staffing additional hospital contracts. In particular, the Company intends to both strategically target hospitals and physician groups. Management actively seeks opportunities to competitively bid for hospital contracts.


CONTRACTS WITH HOSPITALS FOR PHYSICIAN STAFFING.

MEII provides contract physician staffing services to hospitals on either fee-for-service contracts, or fixed fee per shift contracts. Physicians under contract to the Company authorize the Company to bill and collect fees. Pursuant to such contracts, MEII assumes responsibility for billing and collection and assumes risks of administrative error and subsequent non-payment. All of these factors are taken into consideration by the Company in arriving at appropriate contractual arrangements with healthcare institutions and professionals. The hospital contracts are generally for one year and automatically renew if not terminated.

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

GOVERNMENT HEALTHCARE SERVICES

DEPARTMENT OF NATIONAL DEFENCE ("DND")

In March of 2001, the Company was awarded the administrative management services contract, the largest of its kind, to provide medical personnel to the Canadian Armed Forces ("CF") bases across Canada. The contract had an initial period of three years ending on March 31, 2004, but recently the contract was amended and extended until March 31, 2005. As the service administrator, the Company recruits, credentials, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals as required by the local health authority resident on each base. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed.

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

PHARMACEUTICAL SUPPORT

MEII continues to develop the Integrated Infusion Service ("IIS") which provides clients/patients with a safe, comfortable and convenient infusion care setting to ensure the optimal administration of special drug therapies. In addition to providing infusions of Remicade(TM) (Schering Plough) to patients with Crohn's disease and rheumatoid arthritis, MEII has recently signed an agreement to supply Zometa(TM) (Novartis) for treating cancer patients with bone metastases. It is expected that the IIS team will provide over 12,000 infusions in 2004.

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

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently the Company is involved with several provincial governments, advising on a variety of issues related to primary care staffing, training and integrated service delivery models. MEII is also advising several aboriginal communities with regards to healthcare infrastructure and delivery issues. MEII relies on a broad network of industry professionals to augment its resident expertise. The Company thereby ensures that industry leading minds and experience are brought to bear in all situations.

RESULTS OF OPERATIONS

NET LOSS

The Company reported a net loss of $147,564 for the three months ended March 31, 2004 compared to a net loss of $923,102 for the three months ended March 31, 2003. The loss amounted to $0.02 per share for continuing operations and $0.00 loss for discontinued operations for the three months ended

March 31, 2004 compared with a loss of $0.10 per share for continuing operations and $0.01 per share for discontinued operations for the three months ended March 31, 2003. The main reason for the decrease in loss during the first three months of 2004 is the lower amount of non-cash Stock compensation expense recorded. Furthermore, the company has implemented their strategic plan of realigning the business units and the consolidation and closure of non-performing medical clinics. MEII continues to pursue profitable contracts that are consistent with the current operating strategy.

REVENUE

The Company's revenue for the three months ended March 31, 2004 increased to $12,553,601, compared to $ 11,267,941 for the three months ended March 31, 2003 or by 11%.

This revenue growth was mainly attributable to the Hospital staffing division and the Pharmaceutical division, which had increased revenues in the first three months of 2004 compared to the prior year.

Revenue from the Government Healthcare Services division amounted to $10,108,851 for the three months ended March 31, 2004 compared to $9,528,324 for the three months ended March 31, 2003. This increase is mainly due to the US Dollar, which has declined significantly against the Canadian dollar in 2004 as compared to 2003. The revenue in Canadian dollars has actually reduced for the first three months of 2004 as compared to 2003. As at March 31, 2004, the Company provided approximately 730 medical personnel at DND bases across Canada, compared to 845 as at March 31, 2003.

Revenue from the Hospital Staffing division increased to $2,025,745 for the three months ended March 31, 2004 compared to $1,558,386 for the three months ended March 31, 2003 an increase of approximately 30%. This is partly due to the decline of the US Dollar, and partly due to increase in Hospital staffing revenues.

Revenue from the Pharmaceutical Support division increased to $266,621 for the three months ended March 31, 2004 compared to $172,428 for the three months ended March 31, 2003 an increase of approximately 55%.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) for the three months ended March 31, 2004 increased to $1,183,734 compared to $975,294 for the three months ended March 31, 2003, an increase of approximately 21%. This increase in gross margin was due to the Hospital Staffing, and Pharmaceutical support business divisions experiencing higher volumes.

Physician fees and direct costs, primarily fees paid to contract physicians remained comparable to the prior period at approximately 91%.


OPERATING EXPENSES

Operating expenses from continuing operations totaled $1,104,753 for the three months ended March 31, 2004 compared to $898,942 for the three months ended March 31, 2003, an increase of approximately 23%. The increase results mainly from an increase in salaries and benefits and travel and marketing as compared to the prior period.

AMORTIZATION AND INTEREST

Interest and financing costs decreased from $150,697 for the three months ended March 31, 2003 to $129,120 for the three months ended March 31, 2004. This is due to the fact that the company negotiated lower borrowing rates on its loan facilities, and repaid the secured debenture.

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

A principal shareholder of the Company guaranteed the debenture, providing as security, unrestricted free trading common shares of the Company equivalent to 150% of the face value of the debenture. In exchange for the guarantee, the Company issued to the guarantor shareholder common share purchase options to purchase 100,000 common shares at $1.00 per share. In the event that the market value of the common shares provided as security falls below 200 % of the face amount of the debenture, the Company was required to pledge additional securities to return the market value to 200% of the face amount.

The secured debenture was repaid, in full, on July 2, 2003.

b) On June 28, 2002, MFSL paid HSBC $475,406 on MEII's behalf. This had the effect of reducing the Company's total debt by $228,459 since the obligation to the HSBC was eliminated at a discounted value. MFSL provided the Company with a full-recourse invoice discounted facility in an amount not to exceed $555,597 based on purchasing and advancing up to 75% of the face amount of a qualifying invoice with the balance held on reserve until the invoice is collected in full. The facility had a term of one year, with an annualized interest rate of 34.22% that matured on June 28, 2003. The Company renegotiated this loan agreement with MFSL. The following clauses of the agreement were amended as follows:

     1. Facility: The maximum amount of the facility increased from $571,951 ($750,000 CDN) in aggregate advances outstanding from time to time, to a maximum of $762,602 ($1,000,000 CDN). The advance rate increased from 75% of the face amount of qualifying invoices to 80%.
     2. Term: The term of the facility is for a one year period that commenced on July 1, 2003.
     3. Discount fees: The discount fees charged are reduced from 34.22% to 24% on an annualized basis.

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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the three months ended March 31, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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


Date:  May 14, 2004
                                                  _______________________
                                                  Dr. Ramesh Zacharias
                                                  Chief Executive Officer

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

Date:  May 14, 2004
                                                     _______________________
                                                     William Danis
                                                     Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Med-Emerg International Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Ramesh Zacharias Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 14, 2004

                                             By:
                                             ---------------------------------
                                             Name: Dr. Ramesh Zacharias
                                             Title: Chief Executive Officer

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Med-Emerg International Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Danis Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 14, 2004

                                            By:
                                            ----------------------------------
                                            Name: William Danis
                                            Title: Chief Financial Officer





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


                                      MED-EMERG INTERNATIONAL INC.


                                      By:  /s/ Ramesh Zacharias
                                      ------------------------------------
                                      Ramesh Zacharias
                                      Chief Executive Officer
Date:     May 14, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT


    Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


Date of Report (Date of earliest event reported):  April 14, 2004


                          MED-EMERG INTERNATIONAL INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


ONTARIO, CANADA                   1-13861                        N/A
(State or other              (Commission File              (I.R.S. Employer
jurisdiction of                   Number)                (Identification No.)
 organization)

2550 Argentia Road, Ontario                              L5N 5R1
          Canada
(Address of Principal Executive                        (Zip Code)
          Office)

Registrant's telephone number, including area code: (905) 868-1368

Not Applicable
------------------------------------------------------------
Former name or former address; if changed since last report)

ITEM 5.   OTHER EVENTS

On April 14, 2004, Med-Emerg International Inc. (OTC BB: MDER, MDERW) ("Med-Emerg") amended its letter of intent with Global Healthcare Workforce Limited ("GHW") of London, UK, to provide for an extension of the closing date of its proposed acquisition of GHW to not later than May 31, 2004, unless further extended by GHW. In connection therewith, on April 21, 2004, Med-Emerg issued a press release announcing the extension of the closing date.


ITEM 7.    EXHIBITS

      EXHIBIT
      NUMBER                      DESCRIPTION
      ------                      -----------
      99.1         Press release dated April 21, 2004.
      99.2         Amendment to Letter of Intent dated April 14, 2004


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.


                                             MED-EMERG INTERNATIONAL INC.



                                             By  /s/  Ramesh Zacharias
                                                -----------------------------
                                                    Ramesh Zacharias
                                                    Chief Executive Officer


Dated: April 22, 2004