Form 10-K/A
period 2003-12-31
MED EMERG INTERNATIONAL INC
filed 2004-07-29
CIK 1030179

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K-A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

COMMISSION FILE NUMBER: 1-13861

MED-EMERG INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Province of Ontario, Canada (State or Other Jurisdiction of Incorporation or Organization)
6711 Mississauga Road, Suite 404 Mississauga, Ontario, Canada (Address of Principal Executive Offices)	L5N 2W3 (Zip Code)

Registrant's telephone number, including area code: (905) 858-1368

Securities registered or to be registered pursuant to Section 12(b) of the Act.

(Title of each class)	(Name of each exchange on which registered)
COMMON STOCK, NO PAR VALUE	OTC Bulletin Board
REDEEMABLE COMMON STOCK
PURCHASE WARRANTS	OTC Bulletin Board
Securities registered or to be registered pursuant to Section 12(g) of the Act.
COMMON STOCK, NO PAR VALUE	OTC Bulletin Board
REDEEMABLE COMMON STOCK
PURCHASE WARRANTS	OTC Bulletin Board

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act. None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes             No ☒.

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

THE COMPANY

The "Company" includes: (i) Med-Emerg International Inc.;(ii) its' wholly-owned subsidiaries, Med-Emerg Health Centres Inc., Med-Emerg Elmvale Clinic Inc., YFMC Healthcare Inc., 927563 Ontario Inc.,927564 Ontario Inc., and Doctors on Call Ltd.; (iii) its indirect wholly-owned subsidiaries Med-Emerg Inc. which is wholly-owned by 927563 Ontario, and YFMC Healthcare (Alberta) Inc., a subsidiary of YFMC Healthcare Inc.

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

	YEAR ENDED DECEMBER 31, 2003
	2003	2002	2001
	US $
Statement of Operations Data:
Revenue	54,335,558	37,428,043	15,813,250
Physician fees and other direct costs	49,217,416	34,382,752	13,223,282

Gross profit	5,118,142	3,045,291	2,589,968
Operating expenses before under noted items	4,678,665	2,704,529	2,439,373
Depreciation and amortization	120,924	102,345	92,575
HealthyConnect.com development expenses	—	—	1,375,584
Other expense (income)	1,846,733	827,336	703,169

	6,646,322	3,634,210	4,610,701
Loss before income taxes	(1,528,180)	(588,919)	(2,020,733)
Provision for income taxes (recovery)	(2,458)	(0)	1,248,016
Minority interest	(2,095)	(2,211)	1,926
Preferred share dividends	135,006	134,983	134,870
Net loss from continuing operations	(1,658,633)	(721,691)	(3,405,545)
Discontinued operations	(167,169)	(16,956)	(3,470,892)
Net loss for the year	(1,825,802)	(738,647)	(6,876,437)
Basic loss per common share(1)
Continuing operations	(0.17)	(0.08)	(0.41)
Discontinued operations	(0.02)	(0.00)	(0.42)
Balance Sheet Data:
Working capital deficit	$(3,055,425)	$(2,276,540)	$(1,931,980)
Total assets	4,044,225	3,641,207	3,421,080
Shareholders' deficit	(2,733,884)	(1,698,340)	(1,253,814)

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
Lewis MacKenzie(1)	Director	During his thirty-six years of military service in the Infantry he served nine years in Germany with NATO forces and managed nine peacekeeping tours of duty in six different mission areas — The Gaza strip, Cyprus, Vietnam, Cairo, Central America and Sarajevo. He retired from the forces in 1993 and in that same year received the prestigious Vimy Award for his outstanding contribution to the preservation of democratic values. Since his retirement from the military, Lew MacKenzie has regularly appeared on many of the international TV and radio networks as a commentator. Following the attacks of September 11, 2001, General MacKenzie was appointed one of two advisors to the Government of Ontario on counter-terrorism and emergency measures. He is a graduate of the Xavier Junior College of Sydney, Cape Breton and The University of Manitoba.
John Yarnell(1)(2)	Director	John Yarnell is the President Of Yarnell Companies Inc. Yarnell Companies Inc. is an investment and management services company formed in 1978 to invest and manage venture capital initiatives. Mr. Yarnell is the founder and retired Chairman of the Quorum Group of companies and a former director and chairman of Poco Petroleums Ltd., Guard Inc., and Aluma Systems Inc. He is a graduate of The University of Manitoba and Harvard Business School
Ramesh Zacharias	President and Chief Executive Officer and Director	Dr. Ramesh Zacharias is the founder of Med-Emerg International Inc. and serves as the President and Chief Executive Officer, and Executive Medical Director, of Med-Emerg Inc. He has practiced medicine in Canada since 1981 and has extensive experience in the delivery of emergency and primary, medical care. He has provided consulting services regarding the delivery of emergency care internationally in the Caribbean, Saipan and Malaysia and provided management-consulting services regarding the operation of medical clinics in Canada, the United States and Russia. In this continued role in providing medical insight and with his extensive business experience, he provides the strategic guidance and leadership to the Company's management team. Under his leadership, MEII has grown to become the leading Canadian medical clinic management and medical staffing organization.
Donald Ross	Vice President Operations	Dr. Ross has been Vice-President of Med-Emerg International Inc. since November 1, 2000 and is responsible for the operations of the Company. He is an experienced healthcare executive, responsible for hands-on day-to-day operations. In addition to his professional

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

The Audit Committee is primarily responsible for overseeing the services performed by the Company's independent auditors and internal audit department evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. The Audit Committee is comprised of three members: Dr. Baillie, Mr. Thomson and Mr. Yarnell.

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

	Annual Compensation (US$)
Name And Principal Position		Salary		Bonus		Other Compensation
Ramesh Zacharias (Chief Executive Officer)	2003 2002 2001	$ $ $	241,911(2) 215,816(2) 218,882(2)	$ $ $	0 0 0	$ $ $	32,720 9,541 8,998	(1) (1) (1)
William J Danis (Chief Financial Officer)	2003		$119,914(3)		$0		$0

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

(2)
Unless otherwise indicated, the address is c/o Med-Emerg International, Inc., 6711 Mississauga Road, Suite 404, Mississauga, Ontario L5N 2W3, Canada.

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

Equity Compensation Plan Information

	(a)	(b)
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,725,000	0.50	187,866
Equity compensation plans not approved by security holders	600,000	0.58	0

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid to the Company's independent auditor, Schwartz Levitsky Feldman llp, during fiscal years 2003 and 2002

AUDIT AND NON-AUDIT FEES:

	2003	2002
Audit fees	$49,964 (CDN$70,000)	$44,575 (CDN$70,000)
Audit related fees	$3,212 (CDN$4,500)	$1,592 (CDN$2,500)
Tax fees	$NIL	$NIL
All other fees	$NIL	$NIL
TOTAL	$53,176 (CDN$74,500)	$46,167 (CDN$72,500)

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    EXHIBITS

14.1	Code of Ethics of the Company
21	Subsidiaries of Med-Emerg International Inc.
23.1	Independent Auditors' Consent
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer
32.2	Section 1350 Certification of Chief Executive and Chief Financial Officer

(B)    FINANCIAL STATEMENTS

        Auditors' Report

        Revised Consolidated Balance Sheet

        Revised Consolidated Statement of Operations and Deficit

        Revised Consolidated Statement of Changes in Financial Position

        Notes to Revised Consolidated Financial Statements

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

Exhibit 21

Subsidiaries of Med-Emerg International Inc.

927563 Ontario Inc.
927564 Ontario Inc.
Med-Emerg Inc.
Med-Emerg Health Centres Inc.
Med-Emerg Elmvale Clinic Inc.
YFMC Heathcare Inc.
YFMC Healthcare (Alberta) Inc.
Doctors on Call Ltd.

Exhibit 23.1

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

CONSENT OF SCHWARTZ LEVITSKY FELDMAN LLP

The undersigned, Schwartz Levitsky Feldman llp, hereby consents to the use of our name and the use of our opinion dated March 10, 2004 except for notes 22 and 28 which are as of July 28, 2004 on the revised consolidated financial statements of Med-Emerg International, Inc. (the "Company") included in its Annual Report on Form 10-K-A being filed by the Company, for the fiscal year ended December 31, 2003.

Toronto, Ontario, Canada	/s/ Schwartz Levitsky Feldman llp
July 28, 2004	Chartered Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:    416 785 5353
Fax:    416 785 5663

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

Date: March 30, 2004
	By:	/s/ DR. RAMESH ZACHARIAS Dr. Ramesh Zacharias Chief Executive Officer

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

Date: March 30, 2004
	By:	/s/ WILLIAM DANIS William Danis Chief Financial Officer

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

1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 30, 2004
	By:	/s/ DR. RAMESH ZACHARIAS Dr. Ramesh Zacharias Chief Executive Officer

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

1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 30, 2004
	By:	/s/ WILLIAM DANIS William Danis Chief Financial Officer

AUDITORS' REPORT

To the Shareholders of
Med-Emerg International Inc.

We have audited the revised consolidated balance sheets of Med-Emerg International Inc. as at December 31, 2003 and 2002 and the related revised consolidated statements of operations and deficit and cash flows for each of the years ended December 31, 2003, 2002 and 2001. These revised consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these revised consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the revised consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the revised financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these revised consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended December 31, 2003, 2002 and 2001 in accordance with Canadian generally accepted accounting principles which differ in certain respects from generally accepted accounting principles in the United States (refer to note 23).

Toronto, Ontario, Canada
March 10, 2004 except for notes 22	/s/ Schwartz Levitsky Feldman llp
and 28 which are as of July 28, 2004	Chartered Accountants

Comments by Auditors for U.S. readers on Canadian — U.S. Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph when the revised consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 3 to the revised consolidated financial statements. Our report to the shareholders dated March 10, 2004 except for notes 22 and 28 which are as of July 28, 2004 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the revised financial statements.

Toronto, Ontario, Canada
March 10, 2004 except for notes 22	/s/ Schwartz Levitsky Feldman llp
and 28 which are as of July 28, 2004	Chartered Accountants

Med-Emerg International Inc.
Revised Consolidated Balance Sheet
As at December 31, 2003 and 2002
(in US$)

	2003	2002
Assets
Current assets
Cash	$129,132	$89,617
Accounts receivable (note 5)	3,409,771	1,715,787
Prepaid expenses and other	81,041	68,078
Deferred financing costs (note 6)	—	42,883
Discontinued operations (note 4)	102,740	959,730

	3,722,684	2,876,095

Long term investment (note 8)	134,979	—
Property, plant and equipment (note 9)	186,562	170,927
Discontinued operations (note 4)	—	594,185

	$4,044,225	$3,641,207

Liabilities and Shareholders' Deficit
Current liabilities
Demand loan (note 11)	—	$11,462
Accounts payable and accrued liabilities	6,717,406	3,852,406
Other loans (note 12)	—	535,000
Discontinued operations (note 4)	60,703	753,767

	6,778,109	5,152,635
Long-term liabilities
Discontinued operations (note 4)	—	184,742

	6,778,109	5,337,377

Minority interest	—	2,170

Commitments and contingent liabilities (note 19 and 20)
Shareholders' Deficit
Capital stock (note 14)	11,544,736	11,544,736
Contributed surplus (note 15)	2,397,849	1,236,587
Convertible debentures (note 13)	414,434	261,440
Deficit	(16,265,370)	(14,333,572)
Cumulative translation adjustment	(825,533)	(407,531)

	(2,733,884)	(1,698,340)

	$4,044,225	$3,641,207

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Revised Consolidated Statement of Operations and Deficit
For the years ended December 31, 2003, 2002 and 2001
(in US$)

	2003	2002	2001
Revenue	$54,335,558	$37,428,043	15,813,250
Physician fees and other direct costs	49,217,416	34,382,752	13,223,282

	5,118,142	3,045,291	2,589,968

Expenses
Salaries and benefits	$2,249,647	$1,582,301	1,335,751
General and administration	1,650,521	636,079	564,977
Occupancy costs and supplies	334,460	244,609	210,228
Public company costs	96,560	72,423	112,512
Travel and marketing	347,477	169,117	215,905

	4,678,665	2,704,529	2,439,373

Income before undernoted items	439,477	340,762	150,595

Interest and financing expenses	685,471	993,508	410,485
Amortization of property, plant and equipment	120,924	102,345	82,296
Amortization of goodwill	—	—	10,279
HealthyConnect.com development expenses	—	—	1,375,584
Dilution Gain	—	—	(25,462)
Stock compensation expenses	1,161,262	62,287	100,000
Restructuring and other expenses	—	—	12,788
Forgiveness of loan (note 10)	—	(228,459)	—
Loss on disposition of assets	—	—	205,358

	1,967,657	929,681	2,171,328

Loss before income taxes	(1,528,180)	(588,919)	(2,020,733)
Income taxes (recovery) (note 16)	(2,458)	—	1,248,016

Net loss before minority interest and preferred share dividends	(1,525,722)	(588,919)	(3,268,749)
Minority interest	(2,095)	(2,211)	1,926

Net loss before preferred share dividends	(1,523,627)	(586,708)	(3,270,675)
Preferred share dividends	135,006	134,983	134,870

Net loss before discontinued operations	(1,658,633)	(721,691)	(3,405,545)
Discontinued operations (note 4)
Loss from operations of discontinued component	(200,702)	(16,956)	(3,470,892)
Gain on disposal of discontinued component	33,533	—	—

Loss on discontinued operations	(167,169)	(16,956)	(3,470,892)

Net loss for the year	(1,825,802)	(738,647)	(6,876,437)

Deficit, beginning of the year	(14,333,572)	(13,510,845)	(6,634,408)
Convertible debenture charges (note 13)	105,996	84,080	—

Deficit, end of the year	$(16,265,370)	$(14,333,572)	$(13,510,845)

Basic loss per common share (note 17)
Continuing operations	$(0.17)	$(0.08)	$(0.41)
Discontinued operations	$(0.02)	$(0.00)	$(0.42)
Weighted average basic common shares outstanding	9,564,332	9,444,332	8,161,874

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.

Revised Consolidated Statement of Cash Flows

As at December 31, 2003, 2002 and 2001

(in US$)

	2003	2002	2001
Cash Flows from Operating Activities
Net loss for the year before discontinued operations	$(1,658,633)	$(721,691)	$(3,405,545)
Adjustments for:
Amortization of property, plant and equipment (note 9)	120,924	102,345	82,296
Minority interest	(2,170)	(2,160)	(407,022)
Stock compensation expenses (note 15)	1,161,262	62,287	100,000
Convertible debentures (note 13)	46,998	52,985	124,375
Forgiveness of loan (note 10)	—	(228,459)	—
Amortization of Goodwill			10,279
HealthyConnect.com development expenses			1,375,584
Dilution gain			(25,462)
Loss on disposition of assets			205,358
Future income taxes			1,248,016
Non cash compensation			52,200
Common shares issued for financing	—	194,400	1,291,361

	(331,619)	(540,293)	651,440
Increase (decrease) in non-cash working capital components (note 18)	1,158,052	1,223,027	(123,073)
Discontinued operations (note 4)	22,244	315,566	695,166

	848,677	998,300	1,223,533

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(136,559)	(65,866)	(132,531)
Proceeds from sale of investment in clinics (note 4)	469,340	—
Sale of investment in Next Generation Technology Holdings, Inc. (note 7)	—	102,051	(102,051)
Discontinued operations (note 4)	(210,127)	(333,634)	(156,595)

	122,654	(297,449)	(391,177)

Cash Flows from Financing Activities
Repayment of bank indebtedness	—	(969,026)	5,686
Demand loan (note 11)	(11,462)	11,462
Deferred financing costs incurred (note 6)	42,883	(42,883)
Issuance/(repayment) of other loans (note 12)	(535,000)	466,710	68,290
Reserve for restructuring			(308,702)
Payment due to shareholder			(175,059)
Payment of long term debt			(84,178)
Discontinued operations (note 4)	(10,235)	(71,144)	(152,977)

	(513,814)	(604,881)	(646,940)

Effect of foreign currency exchange rate changes	(418,002)	(15,550)	(87,658)
Increase in cash	39,515	80,420	97,758
Cash, beginning of year	89,617	9,197	(88,561)

Cash, end of year	$129,132	$89,617	$9,197

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.

Notes to Revised Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

2.     BASIS OF PRESENTATION

  The accompanying audited revised consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. These financial statements consolidate, with minority interest, the accounts of MEII and all wholly — and partially-owned subsidiaries of MEII.

  Significant intercompany accounts and transactions have been eliminated on consolidation.

  The revised consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in note 23.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a)
  Going concern

  The revised consolidated financial statements have been prepared on principles applicable to a going concern which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. As at December 31, 2003, the Company had a working capital deficiency of $3,055,425 ($2,276,540 as at December 31, 2002) and a shareholders' deficit of $ 2,733,884 ($1,698,340 as at December 31, 2002).

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

  Should the Company be unable to successfully implement its plan, it may not be able to continue as a going concern. As a result, certain assets and liabilities currently reflected in the balance sheet at book value would have to be adjusted to liquidated values. (Refer note 22).

  b)
  Use of estimates

  The preparation of revised consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and liabilities during the reporting period. Significant areas requiring the use of estimates relate to: 1) the reported amounts of revenues and expenses, 2) the disclosure of contingent liabilities, 3) the carrying value of property, plant, and equipment and the rate of amortization related thereto. Actual results could differ from those estimates.

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

  g)
  Revenue recognition

  The company has adopted the provisions of the Emerging Issues Committee ("EIC") — 123, issued by the Canadian Institute of Chartered Accountants ("CICA") that became effective on January 1, 2002. EIC -123 addresses the reporting of revenue on a gross basis as a principal versus on a net basis as an agent.

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

The summarized statements of income (loss) for the Discontinued Business are as follows:

	2003 $	2002 $	2001 $
Revenue	$6,489,747	$7,616,267	$7,245,205
Physician fees and other direct costs	3,593,429	3,998,789	3,646,568

Gross margin	2,896,318	3,617,478	3,598,637

Operating, general and administrative expenses	2,955,990	3,413,537	3,464,581
Depreciation	128,475	195,029	3,411,153
Other expense	13,255	27,446	231,236

Loss before income taxes	(201,402)	(18,534)	(3,508,333)

Income taxes (recovery)	(1,321)	(13,570)	0
Minority interest	621	11,992	(37,441)

Loss for the period	(200,702)	(16,956)	(3,470,892)

Gain on sale of discontinued operations	(33,533)	—	—

Loss from discontinued operations	(167,169)	(16,956)	(3,470,892)

The summarized balance sheets for the Discontinued Business are as follows:

	2003 $	2002 $
Current assets
Cash	$43,134	$84,225
Accounts receivable	59,606	815,637
Prepaid expenses and other	—	59,868

	102,740	959,730

Property, plant and equipment	—	594,185

	102,740	1,553,915

Current liabilities
Accounts payable and accrued liabilities	$60,703	$660,180
Current portion of deferred revenue	—	83,352
Other loans	—	10,235

	60,703

Long-term liabilities
Deferred revenue	—	184,742

	60,703

Net assets	42,037	615,406

5.     ACCOUNTS RECEIVABLE

	2003	2002
Trade receivable	$3,455,886	$1,747,976
Allowance for doubtful accounts	(46,115)	(32,189)

	$3,409,771	$1,715,787

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

  The Company is in the process of reconciling the amounts charged to Sunnybrook and is of the opinion that any adjustments are immaterial and the amount is collectible. (Refer note 22(c)).

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

  Amortization of property, plant, and equipment for the year amounted to $120,924 ($102,345 for December 31, 2002 and $82,296 for December 2001)

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

Convertible debentures	Undiscounted Total	Present Value
Principal due on September 30, 2006	$590,536	$92,130
Interest due on September 30, 2006	206,688	32,245

	$797,224	$124,375

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
	2003	2002
Issued
500,000 Preference shares	$445,717	$445,717
9,564,332 Common shares (2002 — 9,564,332)	10,992,908	10,992,908
1,437,500 Common stock purchase warrants	106,111	106,111

	$11,544,736	$11,544,736

	Common Shares
	Number	Amount
Balance, December 31, 2001	9,348,332	$10,798,508
Shares issued in connection with re-financing in 2002 (note 10)	216,000	194,400

Balance, December 31, 2003 and 2002	9,564,332	$10,992,908

	Warrants
	Number	Amount
Balance, December 31, 2003, 2002 and 2001	1,437,500	$106,111
  (a)
  Preference Shares

  Each preference share is convertible into one and one-half common shares of the Company at the option of the holder for a ten-year period from the date of issuance. At the end of the ten year period, the preference shares are convertible at the option of the holder, into such number of shares of the Company's common shares as is equal to $ 4,500,000 divided by the then market value of the common shares. The preference shares are entitled to receive a cumulative dividend of $0.27 per share payable in cash or equivalent common shares based on the quoted market value of the common shares at the date of closing the initial public offering. The preference shares were originally redeemable and retractable by the holder; on October 24, 1997, the attributes of the shares were changed and the shares have since ceased to be redeemable and retractable.

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

STOCK OPTIONS

		Number of shares
Expiry Date	Option price per share
		2003	2002	2001
Apr-02	$2.50	—	—	157,600
Apr-02	$4.25	—	—	16,200
Between September 2000 and September 2003	$1.75	—	0	12,500
Jan-04	$1.25	—	230,000	242,500
Jul-04	$1.50	—	400,000	400,000
Aug-04	$1.85	—	—	12,500
Apr-06	$0.50	1,440,000	1,540,000	1,590,000
May-06	$0.50	—	—	10,000
Jun-07	$1.00	100,000	100,000	—
May-08	$0.50	785,000	—	—

		2,325,000	2,270,000	2,441,300

	Number of shares
	2003	2002	2001
Outstanding, beginning of year	2,270,000	2,441,300	$853,800
Granted	785,000	100,000	1,600,000
Cancelled/expired	(730,000)	(271,300)	(12,500)

Outstanding, end of year	2,325,000	2,270,000	2,441,300

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

	2003	2002	2001
Basic loss per common share:
Continuing operations	$(0.17)	$(0.08)	$(0.41)
Discontinued operations	$(0.02)	$(0.0)	$(0.42)

18.   NOTES TO THE STATEMENT OF CASH FLOWS

  (i)
  Changes in non-cash working capital components

	2003	2002	2001
Accounts receivable	$(1,693,984)	$(120,870)	(700,798)
Prepaid expenses and other	(12,963)	(1,350)	49,235
Accounts payable and accrued liabilities	2,864,999	1,345,247	528,490

	$1,158,052	$1,223,027	(123,073)

18.   NOTES TO THE STATEMENT OF CASH FLOWS (cont'd)

  (ii)
  Property, plant, and equipment

  Property, plant, and equipment purchased during the year amounts to $136,559 ($65,866 for December 31, 2002, and $132,531 for December 31, 2001) through cash payments.

  (iii)
  Interest and income taxes paid

  Operating expenses reflect interest paid of $ 719,727 during the year ended December 31, 2003 ($712,638 for December 31, 2002 and $345,221 for December 31, 2001); and income taxes paid of $nil during the year ended December 31, 2003 ($nil for December 31, 2002 and $nil for December 31, 2001).

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

  (a)
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

  c)
  Ramesh Zacharias shall be appointed President and Chief Medical Officer of MEII.

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

  (b)
  On June 15, 2004, the Company issued 39,360,272 Common shares for US$4,500,000. As a condition of the transaction, Preference Shares, 50% of which are indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 Common shares; and accrued preference share dividends, in the amount of US$ 597,750, were forgiven.

  The investment resulted from the previously announced letter of intent signed by Med-Emerg and Global Healthcare Workforce Limited ("GHW") of London, UK.

  The Investors received 43,708,272 Common shares of Med-Emerg, of which 39,360,272 Common shares were purchased from the Company for US$4,500,000 and 4,348,000 Common shares were purchased directly from the Preference Shareholder for US$500,000.

  In addition to issuing the common shares, MEII also issued to the Investors and the former Preference Shareholder, anti-dilution warrants (the "New Warrants") to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the Investors' and former Preference Shareholder to maintain their pro rata share of their equity position.(Refer note 22(a)).

  (c)
  In July 2004, the company has received the amount owing from Sunnybrook and in turn has paid the amount owing to Ministry of Health. (Refer note 5).

  (d)
  During the first quarter of 2004, the company negotiated an agreement with Canada Revenue Agency ("CRA") whereby the liability for Goods and Services Tax in the amount of US$1,477,000 will be payable over a period of five years commencing in April 2004. The CRA will register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

23.   CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

  These revised consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects with those in the United States ("U.S. GAAP") during the periods presented, except with respect to the following:

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

  (c)
  Comprehensive loss

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive income and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the fiscal year ended December 31, 2003,2002 and 2001 would be adjusted as follows:

	2003	2002	2001
Net loss (U.S. GAAP)	$(1,825,802)	$(738,647)	$(6,876,437)
Foreign currency translation adjustment	(418,002)	(15,550)	(87,658)

Comprehensive loss	$(2,243,804)	$(754,197)	$(6,964,095)

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

24.   ECONOMIC DEPENDENCE

  Approximately 74% of revenue and 46% of gross margin is derived from one customer (84% of revenue and 62% of gross margin in 2002; 57% of revenue and 54% of gross margin in 2001). Receivables for this customer amounted to 41% of total receivables (56% of total receivables in 2002). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

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

  In the table below, the Hospital Staffing unit includes the revenue and cost for the Long-term Care business unit.

  The segmented information for the business units are as follows:

	2003
	Hospital Staffing	Pharmaceutical Support	Government Healthcare Services	Long Term Care	Consolidated
Revenue	$12,716,827	$883,287	$40,278,718	$456,726	$54,335,558
Gross margin	$2,180,900	$422,878	$2,371,478	$142,886	$5,118,142
Net income (loss)	$436,234	$(276,713)	$(1,370,727)	$(447,427)	$(1,658,633)
Assets employed at end of period	$35,121	$17,560	$116,321	$17,560	$186,562
Amortization	$15,855	$7,928	$89,213	$7,928	$120,924
	2002
	Hospital Staffing	Pharmaceutical Support	Government Healthcare Services	Long Term Care	Consolidated
Revenue	$5,598,171	$392,587	$31,335,843	$101,442	$37,428,043
Gross margin	$992,006	$139,344	$1,882,229	$31,712	$3,045,291
Net income (loss)	$(114,980)	$(164,180)	$(200,114)	$(242,417)	$(721,691)
Assets employed at end of period	$37,045	$18,523	$96,836	$18,523	$170,927
Amortization	$15,727	$7,863	$70,892	$7,863	$102,345
	2001
	Hospital Staffing	Pharmaceutical Support		Government Healthcare Services	Long Term Care		Consolidated
Revenue	$6,724,122		$121,705	$8,967,423	$	NIL	$15,813,250
Gross margin	$1,151,236		$51,243	$1,387,489	$	NIL	$2,589,968
Net income (loss)	$(2,543,335)		$5,015	$(867,225)	$	NIL	$(3,405,545)
Assets employed at end of period	$158,040	$	NIL	$49,367	$	NIL	$207,407
Amortization	$64,702	$	NIL	$17,594	$	NIL	$82,296

26.   RELATED PARTY TRANSACTIONS

  Consulting fees of approximately $ 43,000 were paid to a director ($65,000 in 2002 and $70,000 in 2001).

27.   COMPARATIVE FIGURES

  Certain figures in the 2001 and 2002 financial statements have been reclassified to conform with the basis of presentation in 2003.

28.   REVISED CONSOLIDATED FINANCIAL STATEMENTS

  These revised consolidated financial statements have been prepared to comply with the requirements of the Securities and Exchange Commission which requires audited statements of income and cash flows for each of the three fiscal years preceding the date of the most recent audited balance sheet. In addition, note 22 for subsequent events has been updated. As a result, the net loss for the year, deficit and basic loss per common share from continuing and discontinued operations remain unchanged.

QuickLinks

SIGNATURES
CONSENT OF SCHWARTZ LEVITSKY FELDMAN LLP
MED-EMERG INTERNATIONAL INC. Notes to Revised Consolidated Financial Statements December 31, 2003, 2002 and 2001
STOCK OPTIONS