Form 10-Q
period 2004-06-30
MED EMERG INTERNATIONAL INC
filed 2004-08-13
CIK 1030179

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

(MARK ONE)
         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                   ENDED JUNE 30, 2004
                                           OR
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

6711 Mississauga Road, Suite 404
Mississauga, Ontario, Canada                         L5N 2W3
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

                  The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company's Common Stock as reported on the OTC Bulletin Board on August 11, 2004) of the registrant held by non-affiliates on June 30, 2004 was approximately US$ 22,145,524.

                  As of June 30, 2004, 58,277,696 shares of the registrant's Common Stock were outstanding.

(All figures in US dollars unless otherwise indicated.)

                          MED-EMERG INTERNATIONAL INC.

                   JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-Q






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


PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


Consolidated Balance Sheets as at June 30, 2004 (unaudited) and December 31, 2003 (audited)

Consolidated Statements of Operations and Deficit for the three and six months ended June 30, 2004 and 2003 (unaudited)

Consolidated Statement of Cash Flows for the three and six months ended June 30, 2004 and 2003 (unaudited)

Notes to Unaudited Consolidated Financial Statements

                          MED-EMERG INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
         AS AT JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)
                                    (IN US$)

                                                                     JUNE 30                  DECEMBER 31
                                                                      2004                        2003
                                                               ------------------           ----------------
ASSETS

CURRENT ASSETS
             Cash and short-term investments                        $  3,940,605                 $  129,132
             Accounts receivable (note 5)                              4,282,284                  3,409,771
             Prepaid expenses and other                                   99,469                     81,041
             Discontinued operations (note 4)                              5,244                    102,740
                                                               ------------------           ----------------
                                                                       8,327,602                  3,722,684

Long-term investment                                                     131,204                    134,979

Property, plant and equipment                                            335,643                    186,562
                                                               ------------------           ----------------
                                                                    $  8,794,449                $ 4,044,225
                                                               ==================           ================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
             Demand loan (note 6)                                    $   455,412                   $      -
             Accounts payable and accrued liabilities                  5,668,091                  6,717,406
             Discontinued operations (note 4)                                839                     60,703
                                                               ------------------           ----------------
                                                                       6,124,342                  6,778,109
LONG-TERM LIABILITIES
             Long-term debt (note 8)                                   1,066,286                          -
                                                               ------------------           ----------------
                                                                       7,190,628                  6,778,109
                                                               ------------------           ----------------

Contingent liabilities (note 13)

SHAREHOLDERS' EQUITY (DEFICIT)
             Capital stock (note 9)                                   16,044,736                 11,544,736
             Contributed surplus (note 10)                             2,443,295                  2,397,849
             Convertible debentures (note 11)                            494,492                    414,434
             Deficit                                                (16,628,748)               (16,265,370)
             Cumulative translation adjustment                         (749,954)                  (825,533)
                                                               ------------------           ----------------
                                                                       1,603,821                (2,733,884)
                                                               ------------------           ----------------
                                                                    $  8,794,449                $ 4,044,225
                                                               ==================           ================


     The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
          THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
                                    (IN US$)

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30          JUNE 30          JUNE 30           JUNE 30
                                                                   2004             2003             2004              2003
                                                                -------------------------------------------------------------------
                                                                >
REVENUE                                                         $  10,569,207    $  16,348,865     $  23,122,808        27,616,806
DIRECT COSTS                                                        9,399,312       14,843,936        20,769,179        25,136,583
                                                                -------------------------------------------------------------------
                                                                    1,169,895        1,504,929         2,353,629         2,480,223
                                                                -------------------------------------------------------------------
EXPENSES
            Salaries and benefits                                     714,759          587,765         1,339,728         1,083,945
            General and  administration                               298,555          772,734           568,786         1,022,362
            Occupancy costs and supplies                               83,258           77,441           179,301           156,619
            Closing costs (note 9)                                    592,285                -           592,285                 -
            Travel and marketing                                      101,675           99,348           215,185           173,304
                                                                -------------------------------------------------------------------
                                                                    1,790,532        1,537,288         2,895,285         2,436,230
                                                                -------------------------------------------------------------------
INCOME (LOSS) BEFORE UNDERNOTED ITEMS                                (620,637)         (32,359)         (541,656)            43,993
                                                                -------------------------------------------------------------------
            Interest and financing expense                             72,399          190,603           201,519           341,300
            Amortization of property, plant and equipment              26,249           27,377            46,098            48,600
            Stock compensation expenses (note 10)                       5,076          385,229            45,446         1,118,856
            Preferred share dividends forgiven (note 9)              (563,477)                          (563,477)
                                                                -------------------------------------------------------------------
                                                                     (459,753)         603,209          (270,414)        1,508,756
                                                                -------------------------------------------------------------------

OPERATING LOSS BEFORE INCOME TAXES                                   (160,884)        (635,568)         (271,242)       (1,464,763)
INCOME TAXES                                                                -           13,845                              13,845
                                                                -------------------------------------------------------------------
NET LOSS BEFORE MINORITY INTEREST AND PREFERRED SHARE DIVIDENDS      (160,884)        (649,413)         (271,242)       (1,478,608)
            Minority interest                                               -            (706)                               (505)
                                                                -------------------------------------------------------------------
NET LOSS BEFORE PREFERRED SHARE DIVIDENDS                            (160,884)        (648,707)         (271,242)       (1,478,103)
            Preferred share dividends                                    (527)           33,749            33,223            67,499
                                                                -------------------------------------------------------------------
NET LOSS BEFORE DISCONTINUED OPERATIONS                              (160,357)        (682,456)         (304,465)       (1,545,602)

LOSS FROM OPERATIONS OF DISCONTINUED COMPONENT (NOTE4)                      7         (71,179)           (3,449)         (131,135)
                                                                -------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                              (160,350)        (753,635)         (307,914)       (1,676,737)

DEFICIT, BEGINNING OF THE PERIOD                                  (16,441,106)     (15,281,263)      (16,265,370)      (14,333,572)

            Convertible debenture charges (note 11)                   (27,292)         (26,473)          (55,464)          (51,062)
                                                                -------------------------------------------------------------------
DEFICIT, END OF THE PERIOD                                      $ (16,628,748)    $(16,061,371)     $(16,628,748)    $ (16,061,371)
                                                                ===================================================================
BASIC LOSS PER COMMON SHARE
            Continuing operations                               $       (0.01)    $      (0.08)     $      (0.02)    $       (0.17)
            Discontinued operations                                      0.00            (0.01)            (0.00)            (0.01)
                                                                ===================================================================
WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING                   25,805,515        9,444,332        17,687,469         9,444,332
                                                                ===================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                          MED-EMERG INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
                                    (IN US$)

                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30           JUNE 30         JUNE 30        JUNE 30
                                                                           2004             2003             2004           2003
                                                                     ---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss for the period before discontinued operations       $     (160,357)        (682,456)      (304,465)    (1,545,602)
         Adjustments for:
              Amortization of property, plant and equipment                   26,249           27,377         46,098         48,600
              Minority interest                                                                  (515)             -            190
              Stock compensation expenses (note 10)                            5,076          385,229         45,446      1,118,856
              Convertible debentures (note 11)                                12,103          (8,834)         24,594         22,641
              Investment in AIM Health Group Ltd.                              2,251                           3,775
                                                                     ---------------------------------------------------------------
                                                                            (114,678)        (279,199)      (184,552)      (355,315)

         Increase (decrease) in non-cash working capital components         (429,569)       1,498,878       (873,970)     1,231,197
         Discontinued operations (note4)                                       5,391          (33,938)        34,183         66,656
                                                                     ---------------------------------------------------------------
                                                                            (538,856)       1,185,741     (1,024,339)       942,538
                                                                     ---------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment                         (176,445)         (59,069)      (195,179)      (107,519)
         Discontinued operations (note 4)                                          -          (68,879)             -       (147,015)
                                                                     ---------------------------------------------------------------
                                                                            (176,445)        (127,948)      (195,179)      (254,534)
                                                                     ---------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Demand loan (note 6)                                               (318,017)        (306,009)       455,412        136,765
         Deferred financing costs incurred                                         -           16,788                        42,883
         Issuance (repayment) of debt                                              -          (70,000)                     (175,000)
         Discontinued operations (note 4)                                          -           (4,533)                       (8,513)
         Common shares issued                                              4,500,000                       4,500,000
                                                                     ---------------------------------------------------------------
                                                                           4,181,983         (363,754)     4,955,412         (3,865)
                                                                     ---------------------------------------------------------------
Effect of foreign currency exchange rate changes                              45,190         (179,624)        75,579       (332,351)
                                                                     ---------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                3,511,872          514,415      3,811,473        351,788
Cash, beginning of period                                                    428,733          (73,010)       129,132         89,617
                                                                     ---------------------------------------------------------------
Cash, end of period                                                    $   3,940,605          441,405   $  3,940,605     $  441,405
                                                                     ===============================================================

     The accompanying notes are integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. ("MEII" or the "Company") is a private sector provider of quality healthcare management services to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company's operations were divided into five units during the 2003 fiscal year. Subsequent to 2003 the Company is no longer actively involved in the Medical Clinics business. MEII's four remaining business units are:
Institutional Staffing, Government Healthcare Services (including Department of National Defence), Infusion Services and Healthcare Consulting.

For Institutional Staffing, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At June 30, 2004, the Company had 26 contracts for physician staffing and 6 contracts for nurse staffing.

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

2. BASIS OF PRESENTATION

These financial statements consolidate, with minority interest, the accounts of MEII and all wholly- and partially-owned subsidiaries of MEII. The consolidated financial statements are expressed in US dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in note 12.

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

All intercompany accounts and transactions have been eliminated on consolidation.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


a)      Use of estimates

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

b)      Long-term investments

Investments are accounted for at cost when the conditions for equity accounting are not present, and on the equity basis when significant influence exists. Declines in market values of investments are expensed when such declines are considered to be other than temporary.


c)      Property, plant and equipment

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

d)       Impairment charges

At least annually and when events and circumstances warrant a review, the Company evaluates the carrying value of its assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment in assets is written down and charged to earnings in the year.

e)       Revenue recognition

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

(1) Institutional Staffing:

Revenue is reported on a gross basis.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003


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

(2) Infusion Services:

Revenue is reported on a gross basis.

Under contracts with Schering-Plough Canada and Novartis Pharmaceuticals Canada Inc, MEII acts as the coordinator for the community-based infusion of certain medications for the treatment of patients with rheumatoid arthritis, Chron's disease and certain cancers.

(3) Government Healthcare Services (Includes Department of National Defence ("DND")):

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

(4) Healthcare Consulting:

Revenue is reported on a gross basis.

f)       Future income taxes

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

g)       Cash and short-term investments

Cash and short-term investments consist of cash on hand and in banks, and short-term investments with Canadian banks and other credit worthy parties, due within three months.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003

h)       Foreign currency translation

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

i)       Stock compensation

The Company has adopted section 3870 issued by the CICA in respect of stock based compensation and other stock based payments. This section requires that a fair value based method of accounting be applied to all stock based payments to non-employees and to direct awards of stock to employees. The standard requires the recognition of a compensation expense for grants of stock, stock options, and other equity instruments to employees based on the estimated fair value of the instruments at the grant date.

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

     II. $38,130 ($50,000 CDN) cash upon the date of closing of the transaction of the purchase and sale for the purchased shares

     III. $38,130 ($50,000 CDN) cash on the later of the renegotiation of certain contractual obligations

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003

           related to one of the clinic operations


     IV. $133,455 ($175,000 CDN) by way of issuance by AIM of 175,000 Class A preference shares in the capital of AIM, with a face value of $0.77 ($1 CDN) per share on September 30, 2003.

This transaction resulted in a $104,138 gain on disposition of these clinic companies as the proceeds received by MEII were in excess of the net book values of the companies sold. The Company has accounted for the investment using the cost method at a value of $0.77 ($1 CDN) for each Class A preference share. It is the Company's intention to hold the Class A preference shares for greater than one year and accordingly it has classified the investment as long-term.

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

ALBERTA MEDICAL CLINICS SALE

On December 31, 2003 MEII's indirect wholly-owned subsidiary YFMC Healthcare (Alberta) Inc. sold certain assets of the following four medical clinics located in the province of Alberta: Martindale Medical Centre, McKnight Village Medical Clinic, Jasper Avenue Medical Clinic, and West Edmonton Mall Medical Centre. In consideration of the sale MEII shall receive $15,252 ($20,000 CDN) in cash during the 2004 fiscal year, of which an amount of $3,813 ($5,000 CDN) has been received to date.

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

5.  ACCOUNTS RECEIVABLE

Included in Accounts Receivable is an amount of $743,700 ($991,998 CDN) owing from Sunnybrook Womens' College Hospital ("Sunnybrook") for nursing services provided in June 2003, to assist in responding to the SARS crisis, which affected the Province of Ontario. The funds to settle this account were previously remitted to the Company by the Ontario Ministry of Health ("MOH"). Subsequently, the MOH requested that these funds be repaid and in turn that the Company should seek compensation

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003

directly from Sunnybrook. Accordingly, the Company has recorded a receivable from Sunnybrook and a payable to Ontario Ministry of Health for the equivalent amount. In July 2004, the amounts owing from Sunnybrook and owing to MOH were settled, upon receipt of approximately CDN$ 977,000 from Sunnybrook.

6.  DEMAND LOAN

The demand loan amount includes amounts owing to Morrison Financial Services Limited ("MFSL") under the terms described in note 7(b). The loan has been subsequently repaid on July 23rd, 2004.

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

In addition to the specific Standard Form Assignments (General), all amounts due to MFSL are secured by a general security agreement on all assets and undertakings of MEII. The terms of this

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003

agreement are currently under review by the Company, with a view to renegotiating the loan agreement .

8. LONG-TERM DEBT

The amount of $1,066,286 pertains to the long term portion of the Goods and Services Tax which is payable over a period of five years, as per an agreement between the Company and the Canada Revenue Agency ("CRA"). An amount of $22,492 ($30,000 CDN) is payable monthly and is reviewable every six months. Accordingly, the current portion of this debt has been classified under Accounts payable and accrued liabilities. The CRA will register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.


9. CAPITAL STOCK


On June 15, 2004, the Company issued 39,360,272 common shares for US$4,500,000. As a condition of the transaction, Preference Shares, 50% of which are indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares; and unpaid preference share dividends, in the amount of US$ 563,477, were forgiven.


The investment resulted from the previously announced letter of intent signed by MEII and Global Healthcare Workforce Limited ("GHW") of London, UK.


The Investors received 43,708,272 common shares of MEII, of which 39,360,272 were purchased from the Company for US$4,500,000 and 4,348,000 were purchased directly from the Preference Shareholder for $500,000. Closing costs including legal, travel and due diligence costs for the equity financing amounted to $592,285, and have been expensed during the quarter.


In addition to issuing the common shares, MEII also issued to the Investors and the former Preference Shareholder, anti-dilution warrants (the "New Warrants") to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the Investors' and former Preference Shareholder to maintain their pro rata share of their equity position.


10. CONTRIBUTED SURPLUS

During the first quarter of 2004, 100,000 options were granted with an exercise price of $0.50 per option. The options vest immediately and are available for a term of five years expiring on January 30, 2009. Due to the issuance of new options the fair value amounting to $39,740 has been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook. This amount has been credited to contributed surplus.

During the second quarter of 2004, 250,000 options were granted to an employee with an exercise price of $0.115 per option. Options for 125,000 shares shall be exercisable on the first anniversary and options for the remaining 125,000 would be exercisable on the second anniversary of the employment agreement. Due to the issuance of new options the fair value amounting to $5,706 has been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook. This amount has been credited to contributed surplus.

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003

Management options amounting to 1,000,000 each were granted to two employees, and 150,000 each to two other employees, at an exercise price of $0.115 per option. The vesting of these options is subject to a future earnings hurdle test. Since the earnings test is in a future period, no expense is recognized in the current quarter.

During the first quarter of 2003, the terms of warrants were amended entitling each warrant holder to purchase one share of common stock at a price of $0.50 (previously $4.50). Due to this amendment, the fair value amounting to $733,627 had been determined, and was credited to contributed surplus.

11. CONVERTIBLE DEBENTURES

The convertible debentures were issued on September 30, 2001, are due on September 30, 2006 and bear interest at 7%. MEII may pay the principal amount and accrued interest at any time prior to maturity by way of cash or shares of MEII common stock or a combination of cash and MEII common stock at the discretion of the Company. Accordingly, these debentures have been reflected in the financial statements at its estimated present value and included in shareholder's equity (deficit).

                                                UNDISCOUNTED TOTAL      PRESENT VALUE
Principal due on September 30, 2006                  $590,536              $92,130
Interest due on September 30, 2006                    206,688               32,245
                                                     --------              --------
                                                     $797,224             $124,375
                                                     --------              --------
                                                     --------              --------


The above debentures will be accreted to their principal values at the rate of 45% per annum on the net present values shown. During the first six months of 2004, an amount of $55,464 was accreted to principal with corresponding charge to retained earnings.

Convertible debentures at December 31, 2001             $124,375
Interest costs in 2002                                   52,985
Convertible debenture charges in 2002                    84,080
                                                   --------------------
Convertible debentures at December 31, 2002              261,440
                                                   --------------------
Interest costs in 2003                                   46,998
Convertible debenture charges in 2003                    105,996
                                                   --------------------
Convertible debentures at December 31, 2003             $414,434
                                                   --------------------
Interest costs for six months ended June 2004            24,594
Convertible debenture charges in 2004                    55,464
                                                   --------------------
Convertible debentures at June 30, 2004                 $494,492
                                                   ====================

--------------------------------------------------------------------------------

12. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"), which conform in all material respects with those in the United States ("U.S. GAAP") during the periods presented, except with respect to the following:

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003

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

If U.S. GAAP were employed, deficit for the period would be adjusted as follows:

                                                          JUNE            DECEMBER
                                                          2004              2003
Deficit based on Canadian GAAP                       $ (16,628,748)     $ (16,265,370)
Convertible debentures (note 9)                        (233,989)          (289,453)
                                                   -------------------------------------
Deficit based on US GAAP                             ($16,862,737)      ($16,554,823)
                                                   =====================================


(b) Shareholders' equity (deficit)

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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003

Under U.S. GAAP the effect on shareholders' equity (deficit) would be adjusted as follows:

                                                                                    JUNE                    DECEMBER
                                                                                    2004                      2003
             Capital stock                                                          $16,044,736               $11,544,736
             Capital stock issued on purchase of YFMC Healthcare Inc.                 1,087,872                 1,087,872
             Ascribed fair value of share purchase warrants issued                      (36,406)                  (36,406)
                                                                             -------------------        ------------------
             Capital stock - U.S. GAAP                                               17,096,202                12,596,202
                                                                             -------------------        ------------------
             Contributed surplus                                                      2,443,295                 2,397,849
             Share purchase warrants                                                     36,406                    36,406
                                                                             -------------------        ------------------
             Paid-in-capital - U.S. GAAP                                              2,479,701                 2,434,255
                                                                             -------------------        ------------------
             Deficit - U.S. GAAP                                                    (16,862,737)              (16,554,823)
             Cumulative translation adjustment                                         (749,954)                 (825,533)
                                                                             -------------------        ------------------
             Shareholders' equity (deficit) - U.S. GAAP                              $1,963,212              ($2,349,899)
                                                                             ===================        ==================

(c) Comprehensive loss

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the six months ended June 30, 2004 and 2003 would be adjusted as follows:

                                                                     JUNE                          JUNE
                                                                     2004                          2003
              Net loss - U.S. GAAP                                    ($307,914)                  ($1,676,737)
              Foreign currency translation adjustment                    75,579                      (332,351)
                                                               ------------------            ------------------
              Comprehensive loss                                      ($232,335)                  ($2,009,088)
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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003


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

MED-EMERG INTERNATIONAL INC.
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2004 and 2003

13. ECONOMIC DEPENDENCE

Approximately 80% of revenue and 53% of gross margin is derived from one customer,DND, (64% of revenue and 27% of gross margin during the first six months of 2003). Receivables for this customer amounted to 55% of total receivables as at June 30, 2004 (36% of total receivables as at June 30, 2003). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

14. CONTINGENT LIABILITIES

     (i) YMFC HealthCare Inc., a wholly owned subsidiary of the Company, is in receipt of a letter from Canada Revenue Agency ("CRA") dated April 30, 2001, adjusting YFMC's Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CRA for this period is $249,000. In the event that YFMC is ultimately found liable, the Company intends to claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to the Company's rights under the purchase agreement for YFMC executed on August 10, 1999. The Company's legal counsel has advised that CRA does not intend to pursue YFMC for these amounts.

     (ii) There is uncertainty with respect to the Company's liability for Goods and Services tax pertaining to certain services, which it provides, and with respect to the Company's liability for Workers Safety and Insurance Board premiums pertaining to its contract with PGWSC. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.


     (iii) A claim has been made against the Company for general damages for breach of contract and in tort. No specific amount of damages are claimed, and it is not possible to estimate what the damages might be. The Company's lawyers are of the opinion that this claim is unlikely to succeed, and accordingly no provision has been made in respect thereof in these financial statements.


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

MEII is a Canadian Company (OTCC:MDER) founded in 1983 by Dr. Ramesh Zacharias in response to a shortage of emergency physicians in rural Ontario hospitals.

Based in Ontario, Canada, MEII is a provider of a broad range of quality healthcare management services. Established in 1983, the Company specializes in the coordination and contract staffing of emergency room physicians and nurses for hospitals in Canada. Though emergency-related services are still an important component of the Company's business, MEII has expanded to offer a wide variety of medical services including non-hospital staffing, healthcare staffing, the recruitment and staffing of various healthcare professionals to fulfill a contract with the Department of National Defence ("DND"), contracts with leading pharmaceutical companies, to provide infusion services to patients and a range of healthcare consulting services.

The Canadian healthcare system faces continuous challenges on several fronts. Demand for more complex services from an ageing population, the capital and human resource requirements of new lifesaving technology, retrofit of existing ageing facilities and declining enrolments in health professions due to retirement, burn-out and workplace dissatisfaction have all contributed to the stress and strains that our existing system now manifests in the headlines as long waiting lists for elective surgery, shortages of family physicians and government's struggle with ever increasing costs of providing effective care with the publicly funded system that Canadians have grown to expect.

The Company currently employs more than 1,200 professional staff across Canada including physicians, dentists, pharmacists, nurses and 23 other categories of regulated health professionals who provide clinical services to:
     -    rural and urban hospitals including academic teaching centres;
     -    long term care facilities;
     -    correctional facilities;
     -    all Canadian Forces bases medical and pharmacy facilities; and
     -    mental health facilities

The following statistics are inherent to the Company.
     - one in ten physicians in Ontario have been associated with MEII at some point in their career
     - the Company has provided more than two million hours of physician and nurse coverage such that one in ten residents of Ontario have been treated by a MEII provider in a public healthcare facility.
     - the Company was the first to pioneer the use of expanded role nurses in a non-hospital environment at Pearson International Airport. This innovative model has become the standard for integrated primary healthcare delivery across the province. In fact, one of MEII's clients recently won an award from the Ministry of Health for "Innovation in Primary Healthcare"

In addition to its staffing business, the company provides IV infusion services for Pharmaceutical companies in community based clinics across Canada, delivering medications to patients in a comfortable setting who would otherwise have to be infused in hospital. As a result if its experience,

MEII has been involved as a consultant to a number of significant healthcare initiatives in Canada including:
     - staffing of Department of National Defence bases Borden and Gagetown with healthcare personnel during the Kosovo refugee crisis;
     -    staffing of SARS hospitals during the SARS crisis in Toronto;
     -    primary care renewal design for Province of Saskatchewan;
     -    primary care project evaluation for Province of Newfoundland/Labrador;
          and
     - healthcare human resource planning project for the 4 Atlantic provinces

With over 2,500 healthcare providers in its roster, MEII has built its reputation and infrastructure in recruiting and retaining professionals from across Canada. The recent equity investment from a group of Canadian and International investors provides an international recruiting presence and capability to its Canadian healthcare operations.

The Company is positioned to build on its industry leadership by providing integrated professional management services in the delivery of healthcare to the healthcare consumer. The Company's operations are divided into four units:
Institutional Staffing, Government Healthcare Services, Infusion Services, and Healthcare Consulting Services.

INSTITUTIONAL STAFFING

The Company provides ER physicians and Intensive Care Unit ("ICU") nurse staffing services to approximately 32 hospitals in Ontario, a mix of rural and urban facilities including tertiary care centers. In 1991, the Company introduced registered nurses into its staffing mix, when it developed a cost-effective model for the Lester B. Pearson International Airport utilizing "expanded role" registered nurses. The Company went on to launch a business devoted entirely to the provision of emergency trained registered nurses to hospitals in 1997. During the first six months of 2004, the hospital staffing unit provided approximately 25,000 hours of physician and 4,500 hours of nursing coverage respectively. The Company pays its physicians on an hourly or sessional basis, and receives a monthly administrative fee from each hospital.

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

The recruitment and certifying of credentials of qualified independent contract physicians and nurses are a central aspect of the Company's operations. Full-time employees of the Company are dedicated to this task.

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

INFUSION SERVICES

MEII continues to develop its Integrated Infusion Service, which provides clients/patients with a safe, comfortable and convenient infusion care setting to ensure the optimal administration of special drug therapies. In addition to providing infusions of Remicade (TM) (Schering Plough) to patients with Crohn's disease and rheumatoid arthritis, MEII has recently signed an agreement to supply Zometa(TM) (Novartis) for treating cancer patients with bone metastases. The Infusion Services is comprised of a team of dedicated health care providers and coordinators develop individualized plans for each client/patient ensuring compliance to prescribed therapies for optimal health outcomes. MEII has alliances with many key healthcare groups forming a unique team focused on a "continuum of care" delivering the best service to patients and the prescribing physicians. Each infusion clinic follows rigorous standard operating procedures ensuring a consistent, highly professional infusion service.

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

RESULTS OF OPERATIONS

NET LOSS

The Company reported a net loss of $307,914 for the six months ended June 30, 2004 compared to a net loss of $1,676,737 for the six months ended June 30, 2003. The loss amounted to $0.02 per share for continuing operations and $0.00 loss for discontinued operations for the six months ended June 30, 2004 compared with a loss of $0.17 per share for continuing operations and $0.01 per share for discontinued operations for the six months ended June 30, 2003. The Company reported a net loss of $160,350 for the three months ended June 30, 2004 compared to a net loss of $753,635 for the three months ended June 30, 2003. The main reasons for the decrease in loss during the first six months of 2004 is the lower amount of non-cash Stock compensation expense recorded, and the lower amounts of Interest and financing expenses. Furthermore, the Company has implemented their strategic plan of realigning the business units and the consolidation and closure of non-performing medical clinics. MEII continues to pursue profitable contracts that are consistent with its current operating strategy.

REVENUE

The Company's revenue for the six months ended June 30, 2004 decreased to $23,122,808, compared to $ 27,616,806 for the six months ended June 30, 2003 or by 16%. The Company's revenue for the three months ended June 30, 2004 decreased to $10,569,207, compared to $16,348,865 for the three months ended June 30, 2003 or by 35%.

This revenue decline was mainly attributable to the Institutional staffing division which had increased revenues in the first six months of 2003 due to increased physician and nurse staffing during the SARS outbreak.

Revenue from the Government Healthcare Services division amounted to $18,566,586 for the six months ended June 30, 2004 compared to $20,277,933 for the six months ended June 30, 2003. As at June 30, 2004, the Company provided approximately 655 medical personnel at DND bases across Canada, compared to 854 as at June 30, 2003.

Revenue from the Institutional Staffing division decreased significantly to $3,728,633 for the six months ended June 30, 2004 compared to $6,934,595 for the six months ended June 30, 2003 a decrease of approximately 46%. This is due to the additional revenue generated in 2003 due to the SARS outbreak.

Revenue from the Infusion Services division increased to $524,309 for the six months ended June 30, 2004 compared to $428,703 for the six months ended June 30, 2003 an increase of approximately 22%. This increase is due to the increase in Remicade infusions.

GROSS MARGIN

Gross Margin (revenue less direct costs) for the six months ended June 30, 2004 decreased to $2,353,629 compared to $2,480,223 for the six months ended June 30, 2003, a decrease of approximately 5%. Gross margin for the three months ended June 30, 2004 decreased to $1,169,895 compared to $1,504,929 for the three months ended June 30, 2003, a decrease of approximately 22%. This decrease in gross margin was due to the Institutional Staffing division experiencing lower volumes.

Physician fees and direct costs, primarily fees paid to contract physicians and other healthcare workers remained comparable to the prior period at approximately 90%.

OPERATING EXPENSES

Operating expenses from continuing operations totaled $2,895,285 for the six months ended June 30, 2004 compared to $2,436,230 for the six months ended June 30, 2003, an increase of approximately 19%. Operating expenses from continuing operations totaled $1,790,532 for the three months ended June 30, 2004 compared to $1,537,288 for the three months ended June 30, 2003, an increase of approximately 16%. The increase results mainly from the one-time impact of the closing costs of $592,285 associated with the equity financing. Also associated with the equity financing, the Company recognized a one-time benefit of $563,477, due to the forgiveness of unpaid accrued preferred share dividends. There was an increase in salaries and benefits and travel and marketing as compared to the prior period. There has been a decrease in General and administration costs during the first six months of 2004.

AMORTIZATION AND INTEREST

Interest and financing costs decreased from $341,300 for the six months ended June 30, 2003 to $201,519 for the six months ended June 30, 2004. Interest and financing costs decreased from $190,603 for the three months ended June 30, 2003 to $72,399 for the three months ended June 30, 2004. This is due to the fact that the company negotiated lower borrowing rates on its loan facilities, and repaid the secured debenture.

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

In addition to the specific Standard Form Assignments (General), all amounts due to MFSL are secured by a general security agreement on all assets and undertakings of MEII. The terms of this agreement are currently under review by the Company, with a view to renegotiating the loan agreement.


c) On June 15, 2004, the Company issued 39,360,272 common shares for US$4,500,000. As a condition of the transaction, Preference Shares, 50% of which are indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares; and unpaid preference share dividends, in the amount of US$ 563,477, were forgiven.

The investment resulted from the previously announced letter of intent signed by Med-Emerg and Global Healthcare Workforce Limited ("GHW") of London, UK.


The Investors received 43,708,272 common shares of Med-Emerg, of which 39,360,272 were purchased from the Company for US$4,500,000 and 4,348,000 were purchased directly from the Preference Shareholder for US$500,000.


In addition to issuing the common shares, MEII also issued to the Investors and the former Preference Shareholder, anti-dilution warrants (the "New Warrants") to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the Investors' and former Preference Shareholder to maintain their pro rata share of their equity position.





ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004 the Company held $3,941,104 in US dollars. These amounts were converted to Canadian dollars as of July 23, 2004. Besides the above, there are no other financial instruments that are sensitive to changes in interest rates or exposed to foreign currency exchange gains/losses.


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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the six months ended June 30, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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


EXHIBIT 31

CERTIFICATIONS

I, Dr. Ramesh Zacharias, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Med-Emerg International Inc.;

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


Date:  August 14, 2004
                                                      _______________________
                                                      Dr. Ramesh Zacharias
                                                      Chief Executive Officer

I, William Danis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Med-Emerg International Inc.;

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

Date:  August 14, 2004
                                                     _________________________
                                                     William Danis
                                                     Chief Financial Officer

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

Dated: August 14, 2004

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

Dated: August 14, 2004

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


                                          MED-EMERG INTERNATIONAL INC.


                                                By:   /s/ Ramesh Zacharias

                                                Ramesh Zacharias
                                                Chief Executive Officer
Date:     August 14, 2004