Form 10-Q
period 2004-09-30
MED EMERG INTERNATIONAL INC
filed 2004-11-12
CIK 1030179

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                      (MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

Commission File Number: 1-13861

MED-EMERG INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)
PROVINCE OF ONTARIO, CANADA

(State or Other Jurisdiction of Incorporation or Organization)
6711 Mississauga Road, Suite 404 Mississauga, Ontario, Canada	L5N 2W3

(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (905) 858-1368
Securities registered or to be registered pursuant to Section 12(g) of the Act.

(Title of each class)	(Name of each exchange on which registered)
COMMON STOCK, NO PAR VALUE REDEEMABLE COMMON STOCK PURCHASE WARRANTS	OTC Bulletin Board OTC Bulletin Board
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

Yes	☒	No	☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2).

Yes	☐	No	☒

The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company's Common Stock as reported on the OTC Bulletin Board on September 30, 2004) of the registrant held by non-affiliates was approximately US$32,052,000.

As of September 30, 2004, 58,277,696 shares of the registrant's Common Stock were outstanding.

(All figures in US dollars unless otherwise indicated.)

MED-EMERG INTERNATIONAL INC.

SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II: OTHER INFORMATION
Item 5.	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K
(c) Preferability letter
Signatures

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, renewal of contracts with existing customers and concentration of revenues, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Med Emerg International Inc. ("MEII" or the "Company") disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I: FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at September 30, 2004 (unaudited) and December 31, 2003 (audited)

Consolidated Statements of Operations and Deficit for the three and nine months ended September 30, 2004 and 2003 (unaudited)

Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)

Notes to Unaudited Consolidated Financial Statements

MED-EMERG INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEET

As at September 30, 2004 (unaudited) and December 31, 2003 (audited)
(in US$)

	September 30 2004	December 31 2003
ASSETS
Current assets
Cash and short-term investments	$1,784,753	$129,132
Accounts receivable	4,778,306	3,409,771
Prepaid expenses and other	77,024	81,041
Discontinued operations	—	102,740

	6,640,083	3,722,684
Long-term investment	138,713	134,979
Property, plant and equipment	422,609	186,562

	$7,201,405	$4,044,225

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	4,788,079	6,717,406
Discontinued operations	—	60,703

	4,788,079	6,778,109
Long-term liabilities
Long-term debt (note 4)	922,341	—

	5,710,420	6,778,109

Contingent liabilities (note 12)
SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock (notes 5 and 8)	1,622,063	11,544,736
Contributed surplus (notes 6 and 8)	—	2,397,849
Convertible debentures (note 7)	535,468	414,434
Deficit (note 8)	—	(16,265,370)
(Accumulated deficit of $16,892,002 has been eliminated by applying it against contributed surplus and Capital stock)
Cumulative translation adjustment	(666,546)	(825,533)

	1,490,985	(2,733,884)

	$7,201,405	$4,044,225

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

Three and nine months ended September 30, 2004 and 2003 (unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30 2004	September 30 2003	September 30 2004	September 30 2003
REVENUE	$11,704,989	$14,297,671	$34,827,797	$41,914,477
DIRECT COSTS	10,556,793	12,880,335	31,325,972	38,016,918

	1,148,196	1,417,336	3,501,825	3,897,559

EXPENSES
Salaries and benefits	708,788	603,117	2,048,516	1,687,062
General and administration	354,920	405,829	923,706	1,428,191
Occupancy costs and supplies	55,017	88,956	234,318	245,575
Closing costs (note 5)	—	—	592,285
Travel and marketing	64,757	98,375	279,942	271,679

	1,183,482	1,196,277	4,078,767	3,632,507

INCOME (LOSS) BEFORE UNDERNOTED ITEMS	(35,286)	221,059	(576,942)	265,052

Interest and financing expense	129,412	174,368	330,931	515,668
Amortization of property, plant and equipment	44,132	32,840	90,230	81,440
Stock compensation expenses (note 6)	26,034	19,333	71,480	1,138,189
Loss on disposition	—	726,656	—	726,656
Preferred share dividends forgiven (note 5)	—		(563,477)

	199,578	953,197	(70,836)	2,461,953

Operating loss before income taxes	(234,864)	(732,138)	(506,106)	(2,196,901)
Income taxes (recovery)	—	(16,254)	—	(2,409)

Net loss before minority interest and preferred share dividends	(234,864)	(715,884)	(506,106)	(2,194,492)
Minority interest	—	(1,543)	—	(2,048)

Net loss before preferred share dividends	(234,864)	(714,341)	(506,106)	(2,192,444)
Preferred share dividends	—	33,758	33,223	101,257

Net loss before discontinued operations	(234,864)	(748,099)	(539,329)	(2,293,701)
Gain (Loss) from operations of discontinued component	—	862,814	(3,449)	731,679

Net loss for the period	(234,864)	114,715	(542,778)	(1,562,022)
DEFICIT, BEGINNING OF THE PERIOD	(16,628,748)	(16,061,371)	(16,265,370)	(14,333,572)
Convertible debenture charges (note 7)	(28,390)	(26,855)	(83,854)	(77,917)
Elimination of deficit (note 8)	16,892,002		16,892,002

DEFICIT, END OF THE PERIOD	$—	$(15,973,511)	$—	$(15,973,511)

BASIC LOSS PER COMMON SHARE
Continuing operations	$(0.00)	$(0.08)	$(0.02)	$(0.25)
Discontinued operations	—	0.09	(0.00)	0.08

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	58,277,696	9,564,332	31,217,545	9,564,332

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three and nine months ended September 30, 2004 and 2003 (unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30 2004	September 30 2003	September 30 2004	September 30 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period before discontinued operations	$(234,864)	$(748,099)	$(539,329)	$(2,293,701)
Adjustments for:
Amortization of property, plant and equipment	44,132	32,840	90,230	81,440
Minority interest	—	(2,360)	—	(2,170)
Stock compensation expenses (note 6)	26,034	19,333	71,480	1,138,189
Convertible debentures (note 7)	12,586	11,907	37,180	34,548
Investment in AIM Health Group Ltd.	—	(129,639)	—	(129,639)

	(152,112)	(816,018)	(340,439)	(1,171,333)
Increase (decrease) in non-cash working capital components	(1,497,534)	(691,078)	(2,371,504)	540,119
Discontinued operations	4,405	669,692	38,588	736,348

	(1,645,241)	(837,404)	(2,673,355)	105,134

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(131,098)	(211,595)	(326,277)	(319,114)
Discontinued operations	—	836,168	—	689,153

	(131,098)	624,573	(326,277)	370,039

CASH FLOWS FROM FINANCING ACTIVITIES
Demand loan	(455,412)	241,540	—	378,305
Deferred financing costs incurred	—	—	—	42,883
Issuance (repayment) of debt	—	(360,000)	—	(535,000)
Discontinued operations	—	(1,722)	—	(10,235)
Common shares issued (note 5)	—		4,500,000

	(455,412)	(120,182)	4,500,000	(124,047)

Effect of foreign currency exchange rate changes	75,899	22,953	155,253	(309,398)

INCREASE (DECREASE) IN CASH	(2,155,852)	(310,060)	1,655,621	41,728
Cash, beginning of period	3,940,605	441,405	129,132	89,617

Cash, end of period	$1,784,753	$131,345	$1,784,753	$131,345

The accompanying notes are integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2004 and 2003

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

        For Institutional Staffing, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario, British Columbia and Nova Scotia. At September 30, 2004, the Company had 28 contracts for physician staffing and 8 contracts for nurse staffing.

        The Company provides in-garrison medical personnel to the Canadian Forces ("CF") at bases across Canada. Through this contract the Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other healthcare professionals to provide services as required by the CF health authority resident at each base.

        The Company provides special access Remicade™ infusion services to patients suffering from Crohn's disease and rheumatoid arthritis at clinic locations across Canada. The Company recently signed an agreement with Novartis Pharmaceuticals Canada Inc. and has begun to supply Zometa™ for treating cancer patients with bone metastases.

        MEII provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

2.    BASIS OF PRESENTATION

        These unaudited consolidated financial statements consolidate, with minority interest, the accounts of MEII and all wholly — and partially-owned subsidiaries of MEII. The unaudited consolidated financial statements are expressed in US dollars and are prepared in accordance with Canadian generally accepted accounting principles. Differences between Canadian and United States accounting principles are described in note 10.

        In the opinion of management, the unaudited interim consolidated financial statements follow the same accounting policies and methods of application as the most recent audited annual financial statements.

        Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

        These unaudited consolidated financial statements are condensed, and do not include all disclosures required for annual financial statements, which are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2003 Form 10K. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        All intercompany accounts and transactions have been eliminated on consolidation.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Use of estimates

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

(b)   Long-term investments

        Investments are accounted for at cost when the conditions for equity accounting are not present, and on the equity basis when significant influence exists. Declines in market values of investments are expensed when such declines are considered to be other than temporary.

(c)   Impairment charges

        At least annually and when events and circumstances warrant a review, the Company evaluates the carrying value of its assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment in assets is written down and charged to earnings in the year.

(d)   Revenue recognition

        The company has adopted the provisions of Emerging Issues Committee ("EIC") — 123, issued by the Canadian Institute of Chartered Accountants (CICA) which became effective on January 1, 2002. EIC –123 addresses the reporting of revenue on a gross basis as a principal versus on a net basis as an agent.

        The following is a description of MEII's revenue recognition policies for each of the significant business units.

  (1)
  Institutional Staffing:

        Revenue is reported on a gross basis.

        MEII acts as a principal in providing these services. MEII contracts with emergency room physician and nursing personnel to provide services to hospitals and correctional facilities in Ontario, British Columbia and Nova Scotia, a mix of rural and urban facilities including tertiary care centres.

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

  (4)
  Healthcare Consulting:

        Revenue is reported on a gross basis.

(e)   Foreign currency translation

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

(f)    Stock compensation

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

4.    LONG-TERM DEBT

        The amount of $922,341 pertains to the long term portion of the Goods and Services Tax which is payable over a period of five years, as per an agreement between the Company and the Canada Revenue Agency ("CRA"). An amount of $22,587 ($30,000 CDN) is payable monthly and is reviewable every six months. Accordingly, the current portion of this debt has been classified under Accounts payable and accrued liabilities. The CRA will register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

5.    CAPITAL STOCK

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

        The Investors received 43,708,272 common shares of MEII, of which 39,360,272 were purchased from the Company for US$4,500,000 and 4,348,000 were purchased directly from the Preference Shareholder for $500,000. Closing costs including legal, travel and due diligence costs for the equity financing amounted to $592,285, and have been expensed during the second quarter.

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

6.    CONTRIBUTED SURPLUS

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

        During the second quarter of 2004, 250,000 options were granted to an employee with an exercise price of $0.115 per option. Options for 125,000 shares shall be exercisable on the first anniversary and options for the remaining 125,000 would be exercisable on the second anniversary of the employment agreement. Due to the issuance of new options, the fair value amounting to $5,706 has been determined for the second quarter, using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook. The corresponding amount for the third quarter is $26,034. These amounts have been credited to contributed surplus.

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

        The above debentures will be accreted to their principal values at the rate of 45% per annum on the net present values shown. During the first nine months of 2004, an amount of $83,854 was accreted to principal with corresponding charge to retained earnings.

Convertible debentures at December 31, 2001	$124,375
Interest costs in 2002	52,985
Convertible debenture charges in 2002	84,080

Convertible debentures at December 31, 2002	$261,440

Interest costs in 2003	46,998
Convertible debenture charges in 2003	105,996

Convertible debentures at December 31, 2003	$414,434

Interest costs for nine months ended September 2004	37,180
Convertible debenture charges in 2004	83,854

Convertible debentures at Sept 30, 2004	$535,468

8.    ELIMINATION OF DEFICIT

        On August 18, 2004, at the Company's Annual and Special meeting of shareholders, shareholders adopted a resolution to reduce the stated capital account of the common shares, by the amount of the deficit as at the end of the fiscal quarter following the shareholders meeting. Accordingly, the Company's accumulated deficit of $16,892,002 as at September 30, 2004 has been eliminated by applying $2,469,329 against contributed surplus and the balance of $14,422,673 against the share capital of the Company.

	Common Shares ($)	Contributed Surplus ($)
Balance at June 30, 2004	16,044,736	2,443,295
Stock compensation expense in Q3	0	26,034

	16,044,736	2,469,329
Elimination of Sept 30, 2004 deficit	(14,422,673)	(2,469,329)

Balance at September 30, 2004	1,622,063	NIL

9.    RELATED PARTY TRANSACTIONS

        Closing costs including legal, travel and due diligence costs amounting to $592,285 have been paid to GHW, a related party, and other third parties (note 5).

        Unpaid preference share dividends amounting to $563,477 have been forgiven by Dr. Ramesh Zacharias, a related party (note 5).

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

        If U.S. GAAP were employed, the deficit for the period would be adjusted as follows:

	September 2004	December 2003
Deficit based on Canadian GAAP	$(16,892,002)	$(16,265,370)
Convertible debentures (note 7)	(205,599)	(289,453)

Deficit based on US GAAP	$(17,097,601)	$(16,554,823)

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

        Under U.S. GAAP the effect on shareholders' equity (deficit) would be adjusted as follows:

	September 2004	December 2003
Capital stock	$16,044,736	$11,544,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock — U.S. GAAP	17,096,202	12,596,202
Contributed surplus	2,469,329	2,397,849
Share purchase warrants	36,406	36,406
Paid-in-capital — U.S. GAAP	2,505,735	2,434,255
Deficit — U.S. GAAP	(17,097,601)	(16,554,823)
Cumulative translation adjustment	(666,546)	(825,533)

Shareholders' equity (deficit) — U.S. GAAP	$1,837,790	$(2,349,899)

(c)   Comprehensive loss

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the nine months ended September 30, 2004 and 2003 would be adjusted as follows:

	September 2004	September 2003
Net loss — U.S. GAAP	$(542,778)	$(1,562,022)
Foreign currency translation adjustment	158,987	(309,398)

Comprehensive loss	$(383,791)	$(1,871,420)

11.    ECONOMIC DEPENDENCE

        Approximately 80% of revenue and 53% of gross margin is derived from one customer, DND, (72% of revenue and 45% of gross margin during the first nine months of 2003). Receivables for this customer amounted to 71% of total receivables as at September 30, 2004 (87% of total receivables as at September 30, 2003). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

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

        (ii)    There is uncertainty with respect to the Company's liability for Goods and Services tax (GST) and Harmonized Sales Tax (HST) pertaining to certain services, which it provides, and with respect to the Company's liability for Workers Safety and Insurance Board premiums pertaining to its contract with PGWSC. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these financial statements.

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

        The Canadian healthcare system faces continuous challenges on several fronts. Demand for more complex services from an ageing population, the capital and human resource requirements of new lifesaving technology and the need to retrofit existing ageing facilities all place strain on the system. The situation is exacerbated by burn-out in the workplace caused by declining enrolments in health professions and increased levels of retirement by the existing practitioners. The increasing severity of the condition now manifests itself in daily headlines announcing long waiting lists for elective surgery, shortages of family physicians and the governments struggle to keep pace with the ever increasing costs of a publicly funded, universally available healthcare system.

        In these challenging times, opportunities exist for a company that is willing to deliver innovative solutions within the confines of the Canada Health Act.

        The Company currently employs more than 1,000 professional staff including physicians, dentists, pharmacists, nurses and 23 other categories of regulated health professionals who provide clinical services to:

  •
  rural and urban hospitals including academic teaching centers;

  •
  long-term care facilities;

  •
  correctional facilities;

  •
  all Canadian Forces bases medical and pharmacy facilities; and

  •
  mental health facilities.

        The following are some relevant statistics.

  •
  One in ten physicians in Ontario have been associated with MEII at some point in their career.

  •
  The Company has provided more than two million hours of physician and nurse coverage in Ontario.

  •
  It is estimated that 10% of Ontario's residents have been treated by a MEII provider in a public healthcare facility.

  •
  The Company was the first to pioneer the use of expanded role nurses in a non-hospital environment at Pearson International Airport. This innovative model has become the standard for integrated primary healthcare delivery across the province. In fact, one of MEII's clients recently won an award from the Ministry of Health for "Innovation in Primary Healthcare", using the service delivery model developed by the Company.

        In addition to its staffing business, the Company provides intravenous infusion services for pharmaceutical companies in conveniently located community-based clinics in Ontario and British Columbia.

        As a result of its experience, MEII has been involved as a consultant to a number of significant healthcare initiatives in Canada including:

  •
  staffing of Department of National Defence bases Borden and Gagetown with healthcare personnel during the Kosovo refugee crisis;

  •
  staffing of SARS hospitals during the SARS crisis in Toronto;

  •
  primary care renewal design for Province of Saskatchewan;

  •
  primary care project evaluation for Province of Newfoundland/Labrador; and

  •
  healthcare human resource planning project for the Atlantic provinces.

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

INSTITUTIONAL STAFFING

        The Company provides ER physicians and Intensive Care Unit ("ICU") nurse staffing services to approximately 36 hospitals in Ontario, British Columbia and Nova Scotia, including a mix of rural and urban facilities and tertiary care centers. In 1991, the Company introduced registered nurses into its staffing mix, when it developed a cost-effective model for the Lester B. Pearson International Airport utilizing "expanded role" registered nurses. The Company went on to launch a business devoted entirely to the provision of emergency trained registered nurses to hospitals in 1997. During the first nine months of 2004, the institutional staffing unit provided approximately 41,500 hours of physician and 6,900 hours of nursing coverage respectively. The Company pays its physicians on an hourly or sessional basis, and receives a monthly administrative fee from each hospital.

Institutional Staffing Operations

        The principal operating activities of the Institutional Staffing Division include the following:

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

INFUSION SERVICES

        MEII continues to develop its Integrated Infusion Service, which provides clients/patients with a safe, comfortable and convenient infusion care setting to ensure the optimal administration of special drug therapies. In addition to providing infusions of Remicade™ (Schering Plough) to patients with Crohn's disease and rheumatoid arthritis, MEII has recently signed an agreement to supply Zometa™ (Novartis) for treating cancer patients with bone metastases.

        Infusion Services is comprised of a team of dedicated health care providers and coordinators that manage individualized plans for each client/patient ensuring compliance to prescribed therapies for optimal health outcomes. MEII has alliances with many key healthcare groups forming a unique team focused on a "continuum of care" delivering the best service to patients and the prescribing physicians. Each infusion clinic follows rigorous standard operating procedures ensuring a consistent, highly professional infusion service.

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

RESULTS OF OPERATIONS

NET LOSS

        The Company reported a net loss of $542,778 for the nine months ended September 30, 2004 compared to a net loss of $1,562,022 for the nine months ended September 30, 2003. The loss amounted to $0.02 per share for continuing operations and $0.00 loss for discontinued operations for the nine months ended September 30, 2004 compared with a loss of $0.25 per share for continuing operations and $0.08 gain per share for discontinued operations for the nine months ended September 30, 2003. The Company reported a net loss of $234,864 for the three months ended September 30, 2004 compared to a net gain of $114,715 for the three months ended September 30, 2003. The main reasons for the decrease in loss during the first nine months of 2004 is the lower amount of non-cash Stock compensation expense recorded, and the lower amounts of Interest and financing expenses. Furthermore, the Company has implemented their strategic plan of realigning the business units and the consolidation and closure of non-performing medical clinics. MEII continues to pursue profitable contracts that are consistent with its current operating strategy.

REVENUE

        The Company's revenue for the nine months ended September 30, 2004 decreased to $34,827,797, compared to $ 41,914,477 for the nine months ended September 30, 2003 or by 17%. The Company's revenue for the three months ended September 30, 2004 decreased to $11,704,989, compared to $14,297,671 for the three months ended September 30, 2003 or by 18%.

        This revenue decline was mainly attributable to the Institutional Staffing Division and the Government Healthcare Services Division.

        Revenue from the Institutional Staffing Division decreased significantly to $5,519,131 for the nine months ended September 30, 2004 compared to $10,744,233 for the nine months ended September 30, 2003 a decrease of approximately 49%. This is due to the loss of the one-time revenue generated in 2003 due to the SARS outbreak.

        Revenue from the Government Healthcare Services Division amounted to $27,921,872 for the nine months ended September 30, 2004 compared to $30,532,365 for the nine months ended September 30, 2003. As at September 30, 2004, the Company provided approximately 735 medical personnel at DND bases across Canada, compared to 814 as at September 30, 2003.

        Revenue from the Infusion Services Division increased to $801,726 for the nine months ended September 30, 2004 compared to $623,446 for the nine months ended September 30, 2003 an increase of approximately 29%. This increase is due to the increase in Remicade infusions.

GROSS MARGIN

        Gross Margin (revenue less direct costs) for the nine months ended September 30, 2004 decreased to $3,501,825 compared to $3,897,559 for the nine months ended September 30, 2003, a decrease of approximately 10%. Gross margin for the three months ended September 30, 2004 decreased to $1,148,196 compared to $1,417,336 for the three months ended September 30, 2003, a decrease of approximately 19%. This decrease in gross margin was due to the Institutional Staffing division experiencing lower volumes, as mentioned above.

        Physician fees and direct costs, primarily fees paid to contract physicians and other healthcare workers remained comparable to the prior period at approximately 90%.

OPERATING EXPENSES

        Operating expenses from continuing operations totaled $4,078,767 for the nine months ended September 30, 2004 compared to $3,632,507 for the nine months ended September 30, 2003, an increase of approximately 12%. Operating expenses from continuing operations totaled $1,183,482 for the three months ended September 30, 2004 compared to $1,196,277 for the three months ended September 30, 2003, a decrease of approximately 1%. The year-to-date increase results mainly from the one-time impact of the closing costs of $592,285 associated with the equity financing. Also associated with the equity financing, the Company recognized a one-time benefit of $563,477, due to the forgiveness of unpaid accrued preferred share dividends. There was an increase in salaries and benefits and travel and marketing as compared to the prior period. There has been a decrease in General and administration costs during the first nine months of 2004.

AMORTIZATION AND INTEREST

        Interest and financing costs decreased from $515,668 for the nine months ended September 30, 2003 to $330,931 for the nine months ended September 30, 2004. Interest and financing costs decreased from $174,368 for the three months ended September 30, 2003 to $129,412 for the three months ended September 30, 2004. This is due to the fact that the company negotiated lower borrowing rates on its loan facilities, and repaid the secured debenture. Further, with the recent equity financing, the Company has reduced its reliance on banks and other financial institutions.

INCOME TAXES

        The Company has loss carry forwards of approximately $7.5 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There are no financial instruments that are sensitive to changes in interest rates or exposed to foreign currency exchange gains/losses.

ITEM 4.    CONTROLS AND PROCEDURES

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

        The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the nine months ended September 30, 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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

Date: November 12, 2004

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

Date: November 12, 2004

William Danis Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Med-Emerg International Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Ramesh Zacharias Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 12, 2004

By:
Name: Dr. Ramesh Zacharias Title: Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Med-Emerg International Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Danis Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)
The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 12, 2004

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

Schwartz Levitsky Feldman llp
C H A R T E R E D     A C C O U N T A N T S
T O R O N T O ,     M O N T R E A L,    O T T A W A

The Board of Directors
Med-Emerg International Inc.

        The consolidated financial statements of Med-Emerg International Inc. included in its Form 10Q for the quarter ended September 30, 2004 reflect the effects of a quasi-reorganization of the company. The company underwent the quasi-reorganization as a result of a change in management. As a result of the quasi-reorganization, it was determined that the values of the companies assets and liabilities did not require adjustment and the accumulated deficit has been reclassified to offset contributed surplus and capital stock. We conclude that such quasi-reorganization is preferable in your circumstances.

"S C H W A R T Z L E V I T S K Y F E L D M A N LLP"
Toronto, Ontario, Canada	Chartered Accountants
November 10, 2004

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

Date: November 12, 2004

QuickLinks

SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I: FINANCIAL INFORMATION
  ITEM 1. CONDENSED FINANCIAL STATEMENTS
MED-EMERG INTERNATIONAL INC. CONSOLIDATED BALANCE SHEET As at September 30, 2004 (unaudited) and December 31, 2003 (audited) (in US$)
Med–Emerg International[nc_nb] Inc. Consolidated Statements of Operations and Deficit
Med–Emerg International[nc_nb] Inc. Consolidated Statement of Cash Flows
MED-EMERG INTERNATIONAL INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS Nine months ended September 30, 2004 and 2003
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
  ITEM 5. EXHIBITS AND REPORTS OF FORM 8-K
  Exhibit 31
  Exhibit 32.1
  Exhibit 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002