Form 10-K
period 2004-12-31
MED-EMERG INTERNATIONAL INC
filed 2005-04-14
CIK 1030179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 1-13861

MED-EMERG INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

PROVINCE OF ONTARIO, CANADA
(State or Other Jurisdiction of Incorporation or Organization)

6711 Mississauga Road, Suite 404
Mississauga, Ontario, Canada	L5N 2W3
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(905) 858-1368

Securities registered or to be registered pursuant to Section 12(b) of the Act.

(Title of each class)	(Name of each exchange on which registered)
COMMON STOCK, NO PAR VALUE	OTC Bulletin Board
REDEEMABLE COMMON STOCK PURCHASE WARRANTS	OTC Bulletin Board

Securities registered or to be registered pursuant to Section 12(g) of the Act.

COMMON STOCK, NO PAR VALUE	OTC Bulletin Board
REDEEMABLE COMMON STOCK PURCHASE WARRANTS	OTC Bulletin Board

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act.	NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).

Yes ☐	No ☒

The aggregate market value of the shares of common stock (based upon the closing sales price of the Company’s common stock as reported on the OTC Bulletin Board on March 31, 2005) of the registrant held by non-affiliates on December 31, 2004 was approximately $23,311,000.

As of March 31, 2005, 58,277,696 shares of the registrant’s common stock were outstanding. (All figures in US dollars unless otherwise noted.)

PART I

ITEM 1:	BUSINESS

BACKGROUND

Based in Ontario, Canada, Med Emerg International Inc (“MEII”) is an established health care solutions provider. Founded in 1983, initially to provide contract staffing of emergency room physicians and nurses, the Company has expanded to offer a wide variety of healthcare staffing solutions and medical services to governments, communities and facilities across Canada.

In these times, with the Canadian Healthcare system facing continuous challenges on several fronts, opportunities exist for a company like MEII to deliver innovative solutions within the confines of the Canada Health Act. Demand for more complex services from an ageing population, the capital and human resource requirements of new lifesaving technology and the need to retrofit existing ageing facilities all place strain on the system. The situation is exacerbated by burn-out in the workplace caused by declining enrolments in health professions and increased levels of retirement by the existing practitioners. The increasing severity of the condition now manifests itself in daily headlines announcing long waiting lists for elective surgery, shortages of family physicians and the governments struggle to keep pace with the ever increasing costs of a publicly funded, universally available healthcare system.

The Company currently employs staff covering 26 categories of healthcare professionals including physicians, dentists, pharmacists and nurses.

As a healthcare solutions provider, MEII in addition to its staffing business provides medical services such as chronic pain management and intravenous infusion services for pharmaceutical companies in conveniently located community-based clinics.

As a result of its many years of healthcare experience, MEII has developed a comprehensive understanding of primary care renewal, project evaluation, and healthcare human resource planning.

The recent equity investment from a group of Canadian and International investors provides MEII with an international recruiting expertise and capability in addition to its Canadian healthcare operations.

The Company's operations are divided into four units: Staffing Solutions, Medical Services, Government Healthcare Services and Healthcare Consulting Services.

STAFFING SOLUTIONS

Hospitals are increasingly turning to third-party experts to devise and implement improvements to the recruitment and management of their clinical staff. We provide physician staffing services to approximately 30 healthcare facilities in various provinces, including rural and urban facilities as well as tertiary care centers. In 2004 the company introduced Primary Health Care Nurse Practitioners to our mix of healthcare providers in hospitals.

MEII has developed a unique integrated staffing solution as a result of an approach by the Whitby Mental Health Centre to recruit primary care physicians. Reviewing the patient population, the nature of the cases being treated, and the total cost of the current system, MEII pioneered an integrated health care model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its ninth year of operation, has received high satisfaction ratings from both staff and patients, resulting in the Whitby Mental Health Centre receiving the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health awarded MEII a similar contract for primary care services.

Since 1990, the Company has been involved in the provision of healthcare services in some of the most difficult environments. The Company currently provides after hours physician coverage to 8 federal penitentiaries in Ontario, and has developed a unique delivery model in a provincial penitentiary in Nova Scotia, using Physician Assistants supported telephonically by emergency physicians.

In March 2005, MEII reached an understanding with a provincial pharmacist association, to create a program to provide temporary placement of pharmacists in pharmacies across the province. MEII will be responsible for the recruitment, credentialing, placement and monitoring of the pharmacists.

MEDICAL SERVICES

In addition to its healthcare staffing solutions, MEII provides innovative medical services directly to healthcare consumers.

Infusion Services
In March 2001, Med-Emerg entered into an agreement with Schering-Plough Canada to become a coordinator for the community-based infusion of Remicade™, in Ontario.  This contract capitalizes on the Company's access to clinics for the treatment of patients with disabling rheumatoid arthritis and Crohn's disease. The Company has established over 20 infusion sites to-date and delivered over 6,000 infusions in 2004. MEII is expecting continued growth for this service, as the trend seems to be to move infusion services from institution settings into community based settings.

Pain Management Services
Med-Emerg’s chronic pain management service, CPM Health Centres (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. A second location, in downtown Toronto, was opened in December 2004. CPM has developed a standardized approach to the treatment of chronic pain, using an integrated multi-disciplinary approach including anesthetists, ER physicians, physiotherapists and chiropractors, amongst others.

It is estimated that more than 10% of Canadians suffer from chronic pain (unexplained pain lasting more than 6 months). This equates to more than 800,000 people living in southern Ontario who would potentially access medical services for the treatment of pain. Existing facilities in the region are backlogged with waiting times of 4-6 months. Due to the large demand, existing facilities in the rural areas are backlogged with waiting times of between 4-12 months.

With the objective of reducing these waiting times, the Company has created a two-pronged approach to improving service availability to that require professional chronic pain management care. The Company developed and launched a training program specifically designed to educate emergency room physicians in chronic pain management. The first group has completed the didactic portion of the training program. Med-Emerg is now scheduling these doctors in our Toronto-area clinics to complete the clinical portion of their training.

Preliminary plans have been completed to increase the capacity and throughput of the Scarborough clinic by doubling the number of clinical pain providers and increasing the hours and days of operation of the facility. This clinic is currently receiving approximately 50 new referrals per week with a waiting time of almost three months to book initial assessment appointments. The volume of referrals will more than satisfy the increased capacity, once the clinic has been modified and the new providers are in place.

Plans are underway to open additional sites in 2005.

GOVERNMENT HEALTHCARE SERVICES

In March of 2001, the Company was awarded an administrative management services contract, the largest of its kind, to provide medical staffing for military bases of the Department of National Defence (DND) across Canada. The contract had an initial period of three years ending on March 31, 2004, but the contract was amended and extended until March 31, 2005. As the service administrator, the Company recruits, credentials, schedules and pays physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals as required by the local health authority resident on each base.  As of January 2005, Med-Emerg was supplying more than 750 healthcare providers to DND under this contract. The Company is paid a monthly administrative management fee by the DND that is linked to the number of providers being managed.

The primary benefit to DND from this contract is the creation of a “one stop shopping” arrangement for the military base. As part of a national organization, the Company’s recruiters source health service providers from all regions of Canada.  Because of its long-term relationships with its employees and sub-contractors, and its ability to react quickly to changing local conditions, the Company provides stability in the workforce and enhances continuity in the delivery of patient care for the DND.

In May 2004, Public Works and Government Services Canada (PWGSC) re-tendered the Contract, which was set to expire March 31, 2005. Med-Emerg responded to the tender proposal and its bid was one of three considered by PWGSC. In December 2004 Med-Emerg learned that it was not successful in its bid to win a follow-on contract with DND. Its contractual relationship with the Canadian government for DND medical staffing services will accordingly end on March 31st, 2005.

After learning that its bid had not been successful, in January 2005 the Company launched a Cdn.$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  Med-Emerg believes that the successful bidder used confidential information obtained through the hiring of a former Med-Emerg employee to win the contract, and that the former Med-Emerg employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to Med-Emerg.  On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (CITT).  The CITT is the administrative tribunal in Canada with the jurisdiction to conduct inquiries into complaints by potential suppliers concerning procurement by the federal government departments and agencies, including DND and PWGSC. In its submission to the CITT, Med-Emerg questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract, valued at $448,810,965, was conducted, including the evaluation of its proposal submitted in response to the Request for Proposal (RFP). Specifically, Med-Emerg alleges that PWGSC:

➢	Awarded the contract to a bidder that did not meet the mandatory requirements of the bid;
➢	Introduced unpublished evaluation criteria to the evaluation process, and
➢	Failed to properly apply the published evaluation criteria.

In filing the complaint, Med-Emerg seeks to terminate the contract award to the winning bidder, to have Med-Emerg awarded the contract, or in the alternative, to have a new bid process conducted.  In the further alternative, the Company asks that it be compensated for lost profit on the contract and the costs associated with the filing of the complaint. . The CITT accepted the complaint for inquiry on February 8, 2005.  Subsequent to the commencement of the inquiry, PWGSC filed a motion to have the complaint dismissed on the grounds that the CITT did not have jurisdiction over a health services contract. The motion was denied. The CITT has until June 15, 2005 to rule on the complaint.

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently the Company is involved with several provincial governments, advising on a variety of issues related to primary care staffing, training and integrated service delivery models. The Company is currently working with the four Atlantic provinces (New Brunswick, Nova Scotia, PEI and New Foundland and Labrador) and has created an innovative health human resource planning tool which is focused on a needs based model as opposed to the traditional supply based design. The Atlantic project has received wide recognition in the marketplace, and it is reasonable to expect new business opportunities as a result of this. The Company was recently awarded a contract by the Canadian Nurses Association to develop the standard of practice for nurse practitioners across Canada. In addition, the Company is working on other smaller healthcare consulting projects.

FACTORS AFFECTING MEII’S BUSINESS

REGULATION OF HEALTHCARE IN CANADA

The provision of medical services in Canada is, for the most part, under provincial jurisdiction. Currently provincial governments are responsible for paying physicians for the provision of insured services to residents of their province. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place material limitations on reimbursement amounts or practices could adversely affect the operations of the Company, absent, or prior to, satisfactory renegotiations of contracts with clients and arrangements with contracted physicians.

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

COMPETITION

The Company competes with a variety of healthcare service providers. These include the following by MEII business unit:

•	Staffing Solutions: Third party staffing agencies (nursing); Small groups of physicians that provide competitive services to local hospitals (physicians)
•	Medical Services: Public hospitals; Homecare agencies; and Physician practice management companies
•	Government Healthcare Services: Regional players that provide services for only one or two regulated health professions and national staffing agencies
•	Healthcare Consulting: Independent consulting companies.

EMPLOYEES

As of December 2004, the Company had 495 active full-time employees, 24 were employed in administration, 10 were involved in staffing solutions, 22 were active in medical services, 3 were in the consulting division and, and 436 were employed to carry out the contract with the DND. The Company believes its relations with its employees to be good. The Company’s employees do not belong to a union and there is no collective bargaining agreement covering the employees. The Company also has approximately 560 contractors engaged on a full and part-time basis, of which about 300 are involved in the DND contract.

ITEM 2:	PROPERTIES

Our principal executive office is located at 6711 Mississauga Road, Suite 404, Mississauga, Ontario. The principal office occupies approximately 9,000 square feet of space under lease agreements that expire December 31, 2007, at an average annual rental rate of approximately $156,000 (CDN$202,000). We believe that our current office space is adequate for our future needs.

ITEM 3:	LEGAL PROCEEDINGS

Claims have been made against the Company for general damages for breach of contract and in tort. A claim for approximately $423,000 has been made against the company for wrongful termination of a person working on a third party contract. The Company’s lawyers are of the opinion that the amount claimed grossly exceeds what a court would award in light of the current law. Another claim of approximately $ 1,833,000 plus interest and costs has been made against the Company, for amongst other things, defamation and economic loss in regards to a healthcare provider working on a third-party contract. The Company’s lawyers are of the opinion that the amounts claimed are excessive and that if there is any liability on the Company, then the third-party contractor should be responsible to indemnify the Company. Since the Company’s lawyers are of the opinion that these claims are unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements.

YFMC HealthCare Inc. (“YFMC”), a wholly owned subsidiary of the Company, is in receipt of a letter from Canada Revenue Agency ("CRA") dated April 30, 2001, adjusting YFMC’s Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CRA for this period is $249,000. In the event that YFMC becomes liable to pay any such amount to CRA, the Company will claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to the Company’s rights under the Business Combination Agreement executed on August 10, 1999. The Company’s legal counsel has advised that CRA does not intend to pursue YFMC for these amounts.

On January 25, 2005, MEII filed a statement of claim against Calian Limited (“Calian”) and a former employee of MEII, seeking Cdn$100,000,000 in damages, in regards to the recent contract award by Public Works and Government Services Canada (“PWGSC”) to provide services to the Canadian Forces, Department of National Defence. This contract would have been an extension of a current contract which expires March 31, 2005. We have been advised that Calian intends to defend the claim.

On February 8, 2005, the Canadian International Trade Tribunal (“CITT”) announced that it would conduct an inquiry into the award by PWGSC, of a medical staffing contract, to Calian. MEII filed a complaint with the CITT on January 31, 2005 alleging that PWGSC:

•	Awarded the contract to a bidder that did not meet the mandatory requirements of the bid;
•	Introduced unpublished evaluation criteria to the evaluation process; and
•	Failed to properly apply the published evaluation criteria.

If the CITT determines that the complaint by MEII is valid, it could recommend that the contract award to Calian be terminated and a contract awarded to MEII, that the proposals be re-evaluated or that a new solicitation should take place, in no particular order of probability. In certain circumstances, MEII may be able to seek compensation for the lost opportunity.

Other than the above, the Company is not a party in any material legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended, December 31, 2004.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common shares and redeemable common stock purchase warrants are listed for trading under the symbols “MDER” and “MDERW”, respectively, on the OTC Bulletin Board. From February 12, 1998 to April 16, 2001 the Company’s common shares and redeemable common stock purchase warrants were listed on the NASDAQ Small Cap Market. Since April 16, 2001, the Company’s common shares have been listed on the OTC Bulletin Board.

The following table sets forth the range of high and low sales prices from First Quarter of 2003:

	COMMON SHARES
	HIGH	LOW
Fourth Quarter, 2004	$.55	$.40
Third Quarter, 2004	$.57	$.32
Second Quarter, 2004	$.65	$.34
First Quarter, 2004	$.69	$.33
Fourth Quarter, 2003	$.58	$.29
Third Quarter, 2003	$.57	$.37
Second Quarter, 2003	$.68	$.40
First Quarter, 2003	$.77	$.53

The Company has never paid or declared cash or stock dividends on its common stock. The payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other relevant factors. The Company intends, for the foreseeable future, to retain any future earnings for use in its business.

In early 2004, 5,092 shares of common stock were issued to an investor pursuant to the acquisition of YMFC Healthcare Inc. on November 4, 1999 by MEII.

Effective June 15, 2004, the Company issued 39,360,272 common shares as part of an equity financing (the “Financing”). As a condition of the Financing, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares and preferred share dividends, in the amount of $579,582, were forgiven. The preferred shares were redeemable in 2006, for common shares then valued at $4,500,000. In addition to issuing the common shares, MEII also issued, anti-dilution warrants (the “New Warrants”) to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the new investors and former preferred shareholder to maintain their pro rata share of their equity position.

During the first quarter of 2005 the terms of the 1,437,500 common stock purchase warrants issued in February 1998 were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. MEII has also amended the terms of the warrants to provide that if the common stock of MEII, closes at $.70 or greater for thirty consecutive trading days, MEII has the right to redeem the Warrants at $.01 per Warrant upon ten days prior notice.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto, other financial data, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	US $
	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Statement of Operations Data:
Revenue	48,447,687	54,335,558	37,428,043
Physician fees and other direct costs	43,693,380	49,217,416	34,382,752
Gross profit	4,754,307	5,118,142	3,045,291
Operating expenses before under noted items	4,810,341	4,678,665	2,704,529
Depreciation and amortization	182,399	120,924	102,345
Other expenses	1,102,772	1,730,587	827,336
	6,095,512	6,530,176	3,634,210
Loss before income taxes	(1,341,205)	(1,412,034)	(588,919)
Income taxes (recovery)	0	(2,458)	0
Minority interest	0	(2,095)	(2,211)
Discontinued operations	0	(167,169)	(16,956)
Net loss	(1,341,205)	(1,574,650)	(603,664)
Preferred share dividends	(34,173)	(135,006)	(134,983)
Forgiveness of preferred share dividends	579,582	0	0
Net loss attributable to common shareholders	(795,796)	(1,709,656)	(738,647)
Basic loss per common share (1)
Continuing operations	(0.02)	(0.16)	(0.08)
Discontinued operations	(0.00)	(0.02)	(0.00)
Balance Sheet Data:
Working capital surplus (deficit)	1,224,127	(3,169,692)
Total assets	7,322,027	4,044,225
Shareholders' equity (deficit)	559,249	(3,448,142)

(1)	Basic loss per common share reflects net loss available to common shareholders divided by the weighted average number of common shares outstanding.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements of MEII, included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the adequacy of capital resources and other statements regarding trends relating to various revenue and expense items, could be affected by a number of uncertainties and other factors beyond management's control.

FINANCIAL OVERVIEW

The Company reported a net loss of approximately $1.3 million for the year ended December 31, 2004 compared to a net loss of $1.6 million for the year ended December 31, 2003. The loss amounted to $ 0.02 per share for continuing operations and a $0.00 loss for discontinued operations for the year ended December 31, 2004 compared with a loss of $ 0.16 per share for continuing operations and a $0.02 loss for discontinued operations for the previous year. The main reason for the decrease in the net loss during 2004 is the result of the non-cash stock compensation expenses that the Company had to record in 2003 as a result of re-pricing the outstanding warrants and the issuance of stock options. The Interest and financing expenses are also lower. These cost reductions were largely offset by reduced gross margins of about $360 thousand and closing costs associated with an equity financing of about $609 thousand. Furthermore, the Company implemented their strategic plan of realigning the business units and the consolidation and closure of non-performing medical clinics. MEII continues to pursue profitable contracts that are consistent with the current operating strategy. The net loss attributable to common shareholders is approximately $796 thousand for the year ended December 31, 2004 compared to a net loss of $1.7 million for the year ended December 31, 2003. This decrease is mainly due to forgiveness of preferred share dividends of $579,582.

REVENUE

The Company's revenue for the year ended December 31, 2004 decreased to $48.5 million, compared to $ 54.3 million for the year ended December 31, 2003, a decrease of approximately 11%. This revenue decline was mainly attributable to the non-recurrence of the SARS crisis which caused a one-time increase in 2003 revenues.

Revenue from the DND contract amounted to approximately $39 million during the year ended December 31, 2004 compared to $ 40.3 million for the prior year, a decrease of 3%. Because a large part of this revenue is a direct flow through, the decreased revenue did not impact gross margins.

Revenue from the Staffing Solutions division decreased to $7.5 million during the year ended December 31, 2004 compared to $13 million for the prior year, a decrease of 42%. This is due to the loss of the one-time revenue generated in 2003 due to the SARS outbreak.

Revenue from the Medical Services division amounted to $1.2 million for the 2004 fiscal year compared to $0.9 million for 2003. The 33% increase in revenues is the result of MEII growing this new business line by supplying infusion services to more patients in the 2004 year.

Revenue from Healthcare Consulting division amounted to approximately $790 thousand during the year ended December 31, 2004 compared to $155 thousand for the prior year, an increase of 410%. This is mainly due to revenue generated by the Atlantic Health and Human resources project.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) reduced to $4.8 million compared to approximately $5.1 million for the year ended December 31, 2003 due to lower revenue.

Physician fees and direct costs, primarily fees paid to contract physicians as a percentage of total revenues declined to about 90.1% in 2004 versus 90.6% in 2003. Gross margin percentages increased in the Staffing Solutions and Government Health Services divisions, the divisions that generate our greatest revenue.

OPERATING EXPENSES

Operating expenses totaled $4.8 million for the year ended December 31, 2004 compared to $4.7 million in the prior year, an increase of 2%. There was an increase in salaries and benefits and travel and marketing as compared to the prior period, which was largely offset by a reduction in General and administration costs.

AMORTIZATION AND INTEREST

Amortization increased from approximately $121 thousand to $182 thousand due to additions to computer hardware, software and leasehold improvements for new office premises.

Interest and financing costs decreased to approximately $337 thousand during the year ended December 31, 2004 compared to $569 thousand in the prior year, a reduction of 41%. This is due to the fact that the company negotiated lower borrowing rates on its loan facilities, and repaid the secured debenture. Further, with the recent equity financing, the Company has reduced its reliance on banks and other financial institutions.

OTHER EXPENSES

There was a one-time impact of the closing costs of $609,214 associated with the equity financing. Also associated with the equity financing, the Company recognized a one-time benefit of $579,582, due to the forgiveness of unpaid accrued preferred share dividends. Stock compensation expenses were significantly lower at $98,622 as compared to $1,161,262 during the prior year. There has also been an impairment to the long-term investment of $57,626 during the year.

INCOME TAXES

The Company has loss carry forwards of approximately $8.5 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2004, the Company's working capital surplus totaled $1.2 million compared to a working capital deficit of $3.2 million for the prior year.

Effective June 15, 2004, the Company issued 39,360,272 common shares as part of an equity financing (the “Financing”). As a condition of the Financing, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares and preferred share dividends, in the amount of $579,582, were forgiven. The preferred shares were redeemable in 2006, for common shares then valued at $4,500,000. In addition to issuing the common shares, MEII also issued, anti-dilution warrants (the “New Warrants”) to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the new investors and former preferred shareholder to maintain their pro rata share of their equity position.

During the first quarter of 2005 the terms of the common stock purchase warrants were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. The terms of the warrants were amended such that if the common stock of MEII, closes at $0.70 or greater for thirty consecutives trading days, MEII has the right to redeem the Warrants at $0.01 per Warrant upon ten days prior notice.

OFF BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The Company is committed to payments under operating leases of its premises and equipment totaling $1,295,430. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. Annual payments under the operating leases are as follows:

2005	$288,309
2006	293,276
2007	293,679
2008	135,342
2009	113,352
2010 and thereafter	171,472
$1,295,430

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no financial instruments that are sensitive to changes in interest rates or exposed to foreign currency exchange gains/losses.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and the related notes, together with the report of Schwartz Levitsky Feldman LLP thereon, are set forth in Item 15.

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

Evaluation of Disclosure Controls and Procedures: Our management with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 13a-15c under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Control over Financial Reporting: There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.

Name	Age	Position
Michael Sinclair	62	Chairman of the Board

Manfred Walt	52	Director

Jacob (Koby) Ofek	47	Director

Major General Lewis MacKenzie	64	Director

John Yarnell	76	Director

Sidney Braun	45	President and Chief Operating Officer,
		Director

Ramesh Zacharias	53	Chief Executive Officer,
		Director

Donald Ross	53	V.P. Operations

William J. Danis	49	Chief Financial Officer

Name	Position	Principal Occupation and Positions Held

Michael Sinclair(1)	Chairman
Dr. Sinclair has been involved in several healthcare staffing companies in North America and the United Kingdom. Dr. Sinclair was Chairman and the largest individual shareholder of Lifetime Corporation, a NYSE listed company. Through his vision and leadership, Lifetime grew to the largest home healthcare provider in the US with about US $1.2 billion in revenues and over 70,000 nurses affiliated through its nationwide branches. It was sold for more than US $600 million. Currently, he is the co-founder and Chairman of Atlantic Medical Management, which manages the New York based healthcare venture fund Atlantic Medical Capital. He serves as the non-executive chairman of two portfolio companies: Nursefinders and Healthcare Capital Resources.

Manfred Walt (1)(2)	Director
Mr. Walt joined entities affiliated with Paul Reichmann and his family in May 1998 as Executive Vice President and Chief Financial Officer of Central Park Lodges Ltd., a privately held retirement home company, a position he held to March 2003. From April 2001 to April 2002 he was Executive Vice President and Chief Financial Officer of Retirement Residences Real Estate Investment Trust. Since May 2002, Mr. Walt has been principally employed as President and Chief Executive Officer of Walt & Co Inc., a private investment and management company. Mr. Walt was a director of Oxford Automotive Inc., a private company which in January 2002, commenced a pre-packaged Chapter 11 filing in conjunction with a financial recapitalization as a result of the severe downturn in production volumes in the North American auto parts industry. Oxford Automotive Inc. emerged from Chapter 11 in June 2002 and Mr. Walt retired from its board in November 2003. Mr. Walt was previously employed in various capacities for 18 years with Brascan Corporation and its predecessor companies comprising the Edper/Brascan Group of Companies.

Name	Position	Principal Occupation and Positions Held

Jacob (Koby) Ofek(1)	Director
Mr. Ofek is a 20 year veteran of the recruitment and staffing industry and an owner and manager of such businesses since 1986. Mr. Ofek is the Chairman of Oz Atid International Ltd. Through the years he has recruited many thousands of workers, mainly from Eastern Europe.

Lewis MacKenzie(1)(2)	Director
During his thirty-six years of military service in the Infantry he served nine years in Germany with NATO forces and managed nine peacekeeping tours of duty in six different mission areas-The Gaza strip, Cyprus, Vietnam, Cairo, Central America and Sarajevo. He retired from the forces in 1993 and in that same year received the prestigious Vimy Award for his outstanding contribution to the preservation of democratic values. Since his retirement from the military, General MacKenzie has regularly appeared on many of the international TV and radio networks as a commentator. Following the attacks of September 11, 2001, Lewis MacKenzie was appointed one of two advisors to the Government of Ontario on counter-terrorism and emergency measures. He is a graduate of the Xavier Junior College of Sydney, Cape Breton and The University of Manitoba.

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

Sidney Braun	President, Chief Operating Officer and Director
For the last three years, Mr. Braun was an exclusive subcontractor to Poalim/IBI, the largest investment bank in Israel, covering the European financial markets. For the approximately two years prior to that, Mr. Braun was a representative for Raphael Zorn Helmsley, a UK investment bank. Mr. Braun assisted in taking Israeli based companies public on the AIM in London, England

Ramesh Zacharias	Chief Executive Officer and Director
Dr. Ramesh Zacharias is the founder of Med-Emerg International Inc. and serves as the President and Chief Executive Officer, and Executive Medical Director, of Med-Emerg Inc. He has practiced medicine in Canada since 1981 and has extensive experience in the delivery of emergency and primary, medical care. He has provided consulting services regarding the delivery of emergency care internationally in the Caribbean, Saipan and Malaysia and provided management-consulting services regarding the operation of medical clinics in Canada, the United States and Russia. In this continued role in providing medical insight and with his extensive business experience, he provides the strategic guidance and leadership to the Company’s management team. Under his leadership, MEII has grown to become the leading Canadian medical clinic management and medical staffing organization.

Name	Position	Principal Occupation and Positions Held

Donald Ross	Vice President Business Development
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

William J. Danis	Chief Financial Officer and Treasurer
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

Board Structure and Committees:

As a result of the private placement of 43,708,272 common shares of the Company, completed on June 15, 2004, the Board of Directors was increased from five (5) to nine (9) and Messrs. Braun, Ofek, Sinclair and Walt were appointed as directors. Contemporaneously with the completion of the private placement, Messrs. Frank Baillie and William E. Thomson resigned from the Board.

The Board has a standing Compensation Committee and Audit Committee.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer, and for administering the Company’s stock option plans. Members of the Compensation Committee are Dr. Sinclair and Messrs. Walt, Ofek, Mackenzie and Yarnell.

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent auditors and internal audit department evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The Audit Committee is comprised of three members: Messrs. Walt, Mackenzie and Yarnell.

Mr. Yarnell has been designated as the Financial Expert on the Audit Committee. The Company has adopted a code of conduct for all employees, which has been reviewed by the Board of Directors and management.

ITEM 11:	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued to the Company's executive officers for the fiscal years ended December 31, 2004, 2003 and 2002. No other executive officer has a total annual salary and bonus of more than $100,000 during the reporting periods.

	ANNUAL COMPENSATION
(all amounts are Cdn$000's)
NAME AND				OTHER
PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION
Ramesh Zacharias	2004	345	nil	1,000,000 options
Chief Executive Officer	2003	339	nil
	2002	339	25	200,000 options

Sidney Braun
President and COO	2004	200[1]		1,250,000 options

Donald Ross	2004	142		150,000 options
Vice President Business Development	2003	131		100,000 options
	2002	125	15	100,000 options

William Danis	2004	172	20	250,000 options
CFO and Corporate Secretary	2003	168[2]

Notes:
1.	Mr. Braun joined the company in June 2004. His salary for the year was approximately Cdn$80,000.
2.	Mr. Danis joined the company in May 2003. His salary for the year was approximately Cdn$98,000.

Stock Option Plan

In November 1999, the Board of Directors and shareholders adopted and approved the Company’s Stock Option Plan (the “Plan”). The Plan provides for stock option grants to both employees and directors of the Company. The Plan is to be administered by the Board of Directors or a committee appointed by the Board. The Plan was amended in 2003 to authorize the Company to issue options to acquire up to 20% of the issued and outstanding common shares. Pursuant to the Plan, options to acquire an aggregate 11,655,538 shares of Common Stock may be granted, 1,825,000 of which have been granted as of December 31, 2004.

During the fiscal 2004, 100,000 options were awarded under the Stock Option Plan.

Director Compensation:

During the fiscal year 2004 outside directors of the Company received Cdn$20,000 per year for acting in such capacities and were reimbursed for all reasonable expenses incurred in connection with activities on behalf of the Company. All committee members received Cdn$5,000 per year for acting in such capacity and the Chairman of such committee received Cdn$7,500 for acting in such capacity. In lieu of directors’ fees, Messrs. Ofek and Sinclair have entered into consulting agreements with the Company, for which they were compensated Cdn$70,000 per annum. The Company pays Yarnell Companies Inc. and Walt & Co. Inc. for the services provided by Messrs. Yarnell and Walt as directors, respectively.

Compensation Committee Interlocks and Insider Participation:

The current members of the Compensation Committee are Messrs. Walt, Ofek, Sinclair, MacKenzie and Yarnell, none of whom are employees and each of Messrs. Walt, MacKenzie and Yarnell are considered independent directors. No executive officer of the Company (i) served as a member of the of the compensation committee (or other board committee performing similar functions or in the absence of any such committee , the board of directors) of another entity , one of whose executive officers served on the Company’s Compensation Committee, (ii) served as a director of another entity one of whose executive officers served on the Company’s Compensation Committee or (iii) served as a member of the compensation committee (or other board committee performing similar functions or in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the company.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of December 31, 2004 certain information with respect to stock ownership of (i) all Officers and Directors; (ii) persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock; (iii) all directors and officers as a group.

	Number of	Percentage
Name of beneficial owner	Common Shares (1)	of Class
Jacob (Koby) Ofek (2) (3)	15,778,265	27.1%
BXR1 Holdings Inc. (2) (4)	6,556,241	11.25%
The Sinclair Montrose Trust (2) (5)	6,251,349	10.7%
Walt & Co. Inc. (2) (6)	4,370,827	7.5%
David Kassie (2) (7)	4,370,827	7.5%
Ramesh Zacharias (8)	3,200,000	5.5%
All Officers and Directors as a group (2) (9)	31,450,441	52.8%

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

(2)
Under the terms of a warrant (the “A Warrants”) certificate issued by the Company on June 15, 2004, the Holder has the right to acquire up to a certain number of additional common shares of the Company at:

	(i)	$0.50 US per common share on the basis of three common shares of the Company for each common share of the Company that is issued pursuant to the:

		(A)	2,325,000 option currently outstanding which entitle the holder to purchase common shares at $0.50 US per common share;

	(B)	the 1,437,500 warrant currently outstanding which entitle the holder to purchase common shares at $0.50 US per common share (collectively hereinafter referred to as the “$0.50 Option Shares”); or

(ii)
$1.00 US per common share on the basis of three (3) common shares of the Company for each common share of the Company that is issued pursuant to the 100,000 options currently outstanding for the purchase of common shares at $1.00 US per common share (the “$1.00 Option Shares”).

The terms of the A Warrants provide the Holder with the right to acquire additional common shares only if any of the $0.50 Option Shares or $1.00 Option Shares are issued. Although the A Warrants allow the Holder to purchase additional common shares within one year after exercise conditional upon the issuance of the $0.50 Option Shares or the $1.00 Option Shares, we have not included the number of share issuable pursuant to the A Warrants in the number of common shares owned by the persons listed in the table noted above.

(3)	Excludes the A Warrants granted to Mr. Ofek to purchase 4,182,976 Common Shares of the Company.

(4)	Excludes the A Warrants granted to BXR1 Holdings Inc. to purchase 1,738,126 common shares of the Company.

(5)	Excludes the A Warrants granted to The Sinclair Montrose Trust to purchase 1,657,295 common shares of the Company.

(6)	Excludes the A Warrants granted to Walt & Co. to purchase 1,158,750 common shares of the Company.

(7)	Excludes the A Warrants granted to David Kassie to purchase 1,158,750 common shares of the Company.

(8)
Includes (i) 5,000,000 common shares owned by 1245841 Ontario Inc. (“1245841”), which is owned equally by Dr. and Mrs. Zacharias; (ii) options to purchase 500,000 and 200,000 common shares granted by the board of directors on April 6, 2001, and May 15, 2003, respectively. Excludes warrants (the “B Warrants”) granted to 1245841 to purchase up to 1,931,250 common shares of the Company on the basis of one (1) common share upon the issuance of each two (2) $0.50 Option Shares or $1.00 Option Shares. Dr. Zacharias disclaims beneficial ownership of the shares and the B Warrants owned by his wife.

(9)
Includes common shares owned directly by Koby Ofek; common shares owned indirectly by Michael Sinclair through The Sinclair Montrose Trust; common shares owned indirectly by Manfred Walt through Walt & Co. Inc.; common shares owned indirectly by Ramesh Zacharias through 1245841, as well as the options identified in item 8 above; 1,250,000 common shares owned by Sidney Braun; options to purchase 150,000 common shares at $0.50 US per common share exercisable within sixty (60) days of the date hereof to each of Messrs. Lewis MacKenzie and John Yarnell; options to purchase 200,000 common shares at $0.50 US per common share exercisable within sixty (60) days of the date hereof to Don Ross; and options to purchase 100,000 common shares at $0.50 US per common share exercisable within sixty (60) days of the date hereof to William J. Danis. Excludes options granted to Messrs. William E. Thomson and Frank Baillie, who resigned as directors on May 31, 2004, and May 28, 2004, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (‘SEC”). Officers, directors and greater than ten percent shareholders are also required by rules promulgated by the SEC to furnish the Company with copies of all section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all section 16(a) filing requirements were met during fiscal year 2004.

Equity Compensation Plan Information

	(a)	(b)
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,825,000	0.50	11,655,539
Equity compensation plans not approved by security holders	3,250,000	0.26	0

In 2004 the Company issued 100,000 options exercisable at $1.00, as partial consideration for the purchase of a pain management center. The options vest after 18 months and are exercisable until May 2009.

In 2002 the Company awarded an aggregate of 600,000 options at prices ranging from $0.50 to $1.00 in consideration to parties that assisted in arranging third-party financing for the Company. The options are fully vested, are exercisable for periods ranging from April 2007 to June 2007.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions between the Company and any of its officers, directors or 5% or greater shareholders required to be reported hereunder, except for two directors who have been retained as consultants and will be paid $53,785 (Cdn$70,000) per annum, each. During the year ended December 31, 2004 consulting fees of approximately $31,374 (Cdn$ 40,833) were paid to each of these two directors. Their contracts are scheduled to expire May 31, 2005. The Company believes all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. The Company presents all proposed transactions with affiliated parties to the Board of Directors for its consideration and approval. Any such transaction is approved by a majority of the disinterested directors.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid to the Company’s independent auditor, Schwartz Levitsky Feldman llp, during fiscal years 2004 and 2003

AUDIT AND NON-AUDIT FEES:

	2004		2003
Audit fees		$55,448 (CDN$72,165)		$54,961 (CDN$77,000)
Audit related fees	$	NIL	$	NIL
Tax fees		$6,954 (CDN$9,050)	$	NIL
All other fees	$	NIL	$	NIL
TOTAL		$62,402 (CDN$81,215)		$54,961 (CDN$77,000)

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, quarterly review of consolidated financial statements included in the Company’s Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.

(2)
Audit related fees include professional services related to the audit of the Company’s consolidated financial statements, consultation on accounting standards or transactions and audits of employee benefit plans.

(3)	Tax fees include $6,954 for professional services and advice relating to goods and services taxes.
(4)	Other fees include professional services and advice relating to the equity financing completed in June 2004.

Policy on Audit Committees Pre-approval of Audit and Non-Audit Services Performed by the Independent Auditors.

The audit Committee has pre-approved the audit engagement in accordance with Regulation S-X Rule 201(c)(7)(i) of the Sarbanes Oxley Act.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) EXHIBITS

14.1	Code of Ethics of the Company

21	Subsidiaries of Med-Emerg International Inc.

23.1	Independent Auditors’ Consent

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer

(B)	FINANCIAL STATEMENTS

Auditors’ Report

Revised Consolidated Balance Sheet

Revised Consolidated Statement of Operations and Deficit

Revised Consolidated Statement of Changes in Financial Position

Notes to Revised Consolidated Financial Statements

(C)	REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the fourth quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-EMERG INTERNATIONAL INC.

/s/ Ramesh Zacharias
Ramesh Zacharias
Director, Chief Executive Officer
DATE: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Sinclair	/s/ Jacob (Koby) Ofek
Michael Sinclair	Jacob (Koby) Ofek
Chairman of the Board	Director
DATE: March 30, 2005	DATE: March 30, 2005

/s/ Ramesh Zacharias	/s/ Lewis MacKenzie
Ramesh Zacharias	Lewis MacKenzie
Director, Chief Executive Officer	Director
DATE: March 30, 2005	DATE: March 30, 2005

/s/ John Yarnell	/s/ Manfred Walt
John Yarnell	Manfred Walt
Director	Director
DATE: March 30, 2005	DATE: March 30, 2005

/s/ Sidney Braun	/s/ William J Danis
Sidney Braun	William J Danis
President and Chief Operating Officer	Chief Financial Officer
DATE: March 30, 2005	DATE: March 30, 2005

AUDITORS' REPORT

To the Shareholders of
Med-Emerg International Inc.

We have audited the consolidated balance sheets of Med-Emerg International Inc. as at December 31, 2004 and 2003 and the related consolidated statements of operations and deficit and cash flows for each of the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years ended December 31, 2004, 2003 and 2002 in accordance with Canadian generally accepted accounting principles which differ in certain respects from generally accepted accounting principles in the United States (refer to note 21).

/s/ Schwartz Levitsky Fieldman, LLP
Chartered Accountants

Toronto, Ontario, Canada
March 18, 2005

Med-Emerg International Inc.
Consolidated Balance Sheet
As at December 31, 2004 and 2003
(in US$)

	2004	2003
		(as restated)
		(see note 25)
Assets
Current assets
Cash	$2,312,958	$129,132
Accounts receivable (note 5)	4,104,629	3,409,771
Prepaid expenses and other	74,810	81,041
Discontinued operations (note 4)	-	102,740
	6,492,397	3,722,684
Long-term investment (note 6)	83,195	134,979
Property, plant and equipment (note 7)	508,839	186,562
Goodwill (note 8)	237,596	-
	$7,322,027	$4,044,225
Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$5,268,270	$6,284,161
Preferred share dividends payable	-	547,512
Discontinued operations (note 4)	-	60,703
	5,268,270	6,892,376
Long-term liabilities
Notes payable (note 9)	599,991	599,991
Long-term debt (note 10)	894,517	-
	6,762,778	7,492,367
Commitments and contingent liabilities (note 17 and 18)
Shareholders' Equity (Deficit)
Capital stock (note 11)	1,361,280	11,544,736
Contributed surplus (note 12)	67,080	2,397,849
Deficit	(68,320)	(16,425,309)
(Accumulated deficit of $17,152,785 has been eliminated by applying it against contributed surplus and capital stock)
Cumulative translation adjustment	(800,791)	(965,418)
	559,249	(3,448,142)
	$7,322,027	$4,044,225

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations and Deficit
For the years ended December 31, 2004, 2003 and 2002
(in US$)

	2004	2003	2002
		(as restated)	(as restated)
		(see note 25)	(see note 25)
Revenue	$48,447,687	$54,335,558	$37,428,043
Physician fees and other direct costs	43,693,380	49,217,416	34,382,752
	4,754,307	5,118,142	3,045,291
Expenses
Salaries and benefits	$2,825,981	$2,249,647	$1,582,301
General and administration	1,250,213	1,747,081	708,502
Occupancy costs and supplies	354,812	334,460	244,609
Travel and marketing	379,335	347,477	169,117
	4,810,341	4,678,665	2,704,529
Income (loss) before under noted items	(56,034)	439,477	340,762
Interest and financing expenses	337,310	569,325	993,508
Amortization of property, plant, and equipment	182,399	120,924	102,345
Impairment of long-term investment	57,626	-	-
Stock compensation expense	98,622	1,161,262	62,287
Closing costs	609,214	-	-
Forgiveness of loan	-	-	(228,459)
	1,285,171	1,851,511	929,681
Loss before income taxes	(1,341,205)	(1,412,034)	(588,919)
Income taxes (recovery) (note 13)	-	(2,458)	-
Net loss before minority interest	(1,341,205)	(1,409,576)	(588,919)
Minority interest	-	(2,095)	(2,211)
Net loss before discontinued operations	(1,341,205)	(1,407,481)	(586,708)
Discontinued operations (note 4)
Loss from operations of discontinued component	-	(200,702)	(16,956)
Gain on disposal of discontinued component	-	33,533	-
Loss on discontinued operations	-	(167,169)	(16,956)
Net loss	(1,341,205)	(1,574,650)	(603,664)
Preferred share dividends	(34,173)	(135,006)	(134,983)
Forgiveness of preferred share dividends	579,582	-	-
Net loss attributable to common shareholders	(795,796)	(1,709,656)	(738,647)
Deficit, beginning of the year	(16,425,309)	(14,715,653)	(13,977,006)
Elimination of deficit (note 14)	17,152,785	-	-
Deficit, end of the year	$(68,320)	$(16,425,309)	$(14,715,653)
Basic loss per common share (note 15)
Continuing operations	$(0.02)	$(0.16)	$(0.08)
Discontinued operations	$-	$(0.02)	$(0.00)
Weighted average common shares outstanding	37,982,583	9,564,332	9,444,332

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
For the years ended December 31, 2004, 2003 and 2002
(in US$)

	2004	2003	2002
		(as restated)	(as restated)
		(see note 25)	(see note 25)
Cash Flows from Operating Activities
Net loss before discontinued operations	$(1,341,205)	$(1,407,481)	$(586,708)
Adjustments for:
Amortization of property, plant and equipment (note 7)	182,399	120,924	102,345
Impairment of long-term investment	57,626	-	-
Minority interest	-	(2,170)	(2,160)
Stock compensation expense (note 12)	98,622	1,161,262	62,287
Forgiveness of loan	-	-	(228,459)
Common shares issued for financing	-	-	194,400
	(1,002,558)	(127,465)	(458,295)
Increase (decrease) in non-cash working capital components (note 16)	(810,001)	1,070,042	1,141,029
Discontinued operations (note 4)	42,037	22,243	315,566
	(1,770,522)	964,820	998,300
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(504,676)	(136,559)	(65,866)
Additions to Goodwill (note 8)	(197,658)	-	-
Proceeds from sale of investment in clinics (note 4)	-	469,341	-
Sale of investment in Next Generation Technology
Holdings, Inc.	-	-	102,051
Discontinued operations (note 4)	-	(210,127)	(333,634)
	(702,334)	122,655	(297,449)
Cash Flows from Financing Activities
Repayment of bank indebtedness	-	-	(969,026)
Demand loan	-	(11,462)	11,462
Deferred financing costs incurred	-	42,883	(42,883)
Issuance/(repayment) of debt	-	(660,505)	466,710
Discontinued operations (note 4)	-	(10,235)	(71,144)
Common shares issued	4,500,000	-	-
	4,500,000	(639,319)	(604,881)
Effect of foreign currency exchange rate changes	156,682	(408,641)	(15,550)
Increase in cash	2,183,826	39,515	80,420
Cash, beginning of year	129,132	89,617	9,197
Cash, end of year	$2,312,958	$129,132	$89,617

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MEII” or the “Company”) is a private sector provider of quality healthcare management services to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations were divided into five units during the 2003 fiscal year. Subsequent to 2003, the Company is no longer actively involved in the Medical Clinics business. MEII’s four remaining business units are: Staffing Solutions, Government Healthcare Services (including Department of National Defence), Medical Services and Healthcare Consulting.

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario, British Columbia and Nova Scotia. At December 31, 2004, the Company had 28 physician and nurse staffing contracts.

The Company sold all the medical clinics during the 2003 fiscal year (see note 4).

The Company provides in-garrison medical personnel to the Canadian Forces (“CF”) at bases across Canada. Through this contract the Company recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other healthcare professionals to provide services as required by the CF health authority resident at each base. This contract expires March 31, 2005.

The Medical Services division provides special access Remicade’ infusion services to patients suffering from Crohn’s disease and rheumatoid arthritis at clinic locations across Ontario. The Company also provides similar services to Novartis Pharmaceuticals Canada Inc. and has begun to supply Zometa’ for treating cancer patients with bone metastases. In November 2004, the Company acquired a pain management clinic and commenced offering services to those Canadians who experience chronic pain.

MEII provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

2.	BASIS OF PRESENTATION

The accompanying audited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These financial statements consolidate, with minority interest, the accounts of MEII and all wholly- and partially-owned subsidiaries of MEII i.e. 927563 Ontario Inc., 927564 Ontario Inc., Med-Emerg Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., YFMC Healthcare (Alberta) Inc., Doctors on Call Ltd, and CPM Health Centres Inc.

Significant intercompany accounts and transactions have been eliminated on consolidation.

The consolidated financial statements are expressed in U.S. dollars. Differences between Canadian and United States accounting principles are described in note 21.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of estimates

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: 1) the reported amounts of revenues and expenses, 2) the disclosure of contingent liabilities, 3) the carrying value of property, plant, and equipment and the rate of amortization related thereto. Actual results could differ from those estimates. When adjustments become necessary, those adjustments are reported in earnings in the period in which they become known.

(b)	Long-term investments

Investments are accounted for at cost when the conditions for equity accounting are not present, and on the equity basis when significant influence exists. Declines in market values of investments are expensed when such declines are considered to be other than temporary.

(c)	Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

Furniture and fixtures	20%	Declining balance
Computer software	100%	Declining balance
Computer hardware	30%	Declining balance
Leasehold improvements	3-4 years	Straight-line

(d)	Goodwill

Goodwill is the excess of the purchase price of assets over the fair value of the underlying net identifiable assets. The Company has adopted CICA Handbook Section 3062 “Goodwill and Other Intangible Assets”, which states that goodwill and indefinite life intangible assets should no longer be amortized, but should be tested for impairment at least on an annual basis. The Company has determined that there was no permanent decline in the value of the goodwill as at the year end.

(e)	Impairment charges

At least annually and when events and circumstances warrant a review, the Company evaluates the carrying value of its assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment in assets is written down and charged to earnings in the year.

(f)	Revenue recognition

The company has adopted the provisions of Emerging Issues Committee (“EIC”) - 123, issued by the Canadian Institute of Chartered Accountants (CICA) which became effective on January 1, 2002. EIC -123 addresses the reporting of revenue on a gross basis as a principal versus on a net basis as an agent.

The following is a description of MEII’s revenue recognition policies for each of the significant business units.

(1)	Staffing Solutions:

Revenue is reported on a gross basis.

MEII acts as a principal in providing these services. MEII contracts with emergency room physician and nursing personnel to provide services to hospitals and correctional facilities in Ontario, British Columbia and Nova Scotia, a mix of rural and urban facilities including tertiary care centres.

(2)	Government Healthcare Services (Includes Department of National Defence (“DND”)):

Revenue is reported on a gross basis.

MEII has an administrative management contract with Public Works and Government Services Canada (“PWGSC”) to provide personnel to Canadian armed forces across Canada on behalf of the Minister of National Defence.

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

(3)	Medical Services:

Revenue is reported on a gross basis.

Under contracts with Schering-Plough Canada and Novartis Pharmaceuticals Canada Inc, MEII acts as the coordinator for the community-based infusion of certain medications for the treatment of patients with rheumatoid arthritis, Chron’s disease and certain cancers.

The Company acts as the principal in providing pain management treatments to patients in its Toronto-based clinics.

(4)	Healthcare Consulting:

Revenue is reported on a gross basis.

MEII is involved with several provincial governments, advising on a variety of issues related to primary care staffing, training and integrated service delivery models. MEII also advises several aboriginal communities with regards to healthcare infrastructure service delivery issues.

(g)	Future income taxes

The Company accounts for income taxes using the asset and liability method. Future tax assets and liabilities are recognized for the future taxes attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax carrying values. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance against future tax assets is provided to the extent that the realization of these future tax assets is not “more likely than not”.

(h)	Cash

Cash consists of cash on hand and in banks.

(i)	Foreign currency translation

The Company maintains its books and records in Canadian dollars. The consolidated financial statements are converted to U.S. dollars as the Company is a reporting issuer in the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders’ equity (deficit) is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the consolidated financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in the cumulative translation adjustment.

(j)	Stock compensation expenses

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

(k)	Loss per share attributable to common shareholders

Basic loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders before discontinued operations over the weighted average number of common shares outstanding, including contingently issuable shares where the contingency has been resolved. Due to the loss for all periods presented, all potential common shares outstanding are considered anti-dilutive and are excluded from the calculation of diluted loss per share.

4.	DISCONTINUED OPERATIONS

Ontario Medical Clinics Sale
On September 5, 2003 the Company entered into a transaction with AIM Health Group Ltd. (“AIM”) to dispose of MEII’s Ontario-based clinic operations and more specifically the following clinics: Elmvale, Merivale, Herongate, Kanata, Orleans, Hillside, Hampton, PSA, Caresource, Pond Mills, Central, Glenderry, Dundas and Wallaceburg.

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

In consideration for the sale of the shares of these corporations, MEII received $597,763 ($775,000 CDN). The purchase price was settled as follows:

I.	$385,654 ($500,000 CDN) cash upon signing the purchase and sale agreement on September 5, 2003.
II.	$38,565 ($50,000 CDN) cash upon the date of closing of the transaction of the purchase and sale for the purchased shares.
III.	$38,565 ($50,000 CD) cash on the later of the renegotiation of certain contractual obligations related to one of the clinic operations.
IV.	$145,591 ($175,000 CDN) by way of issuance by AIM of 175,000 Class A preferred shares in the capital of AIM, with a face value of $0.77 ($1 CDN) per share on September 30, 2003.

This transaction resulted in a $104,138 gain on disposition of these clinic companies as the net assets of the companies sold were less than proceeds received by MEII.

The Company has accounted for the investment using the cost method at a value of $0.77 ($1 CDN) for each Class A preferred share. It is the Company’s intention to hold the Class A preferred shares for greater than one year and accordingly it has classified the investment as long-term (see note 6).

Each Class A preferred share entitles the holder to receive for each fiscal year as declared by the board of directors of AIM a cumulative dividend at an amount equal to the greater of:

I.	Three (3%) percent of the amount recorded in the stated capital account maintained in respect of the Class A preferred shares of AIM (“fixed dividends”); and
II.
Twenty (20%) of the cumulative net income of the clinic corporations calculated under generally accepted accounting principles on a basis consistent with those of the previous years (“variable dividends”).

The cumulative amount of the fixed dividends paid to the holders of Class A preferred shares in prior years shall reduce the variable dividends payable to the holders of Class A preferred shares in a given year.

MEII and AIM continue to work together to ensure the long-term successful development of these clinics.

Alberta Medical Clinics Sale
On December 31, 2003, MEII’s indirect wholly-owned subsidiary YFMC Healthcare (Alberta) Inc. sold certain assets of the following four medical clinics located in the province of Alberta: Martindale Medical Centre, McKnight Village Medical Clinic, Jasper Avenue Medical Clinic, West Edmonton Mall Medical Centre. In consideration of the sale MEII received $15,426 ($20,000 CDN) in cash during the 2004 fiscal year.

This transaction resulted in a $51,581 loss on disposition of these clinic companies as the net assets of the companies sold were higher than proceeds received by MEII.

Manitoba Medical Clinic Sale
During the fourth quarter of 2003, MEII sold certain assets of the Wildwood Medical Centre located in Winnipeg, Manitoba. In consideration for the sale, MEII received $6,557($8,500 CDN) in cash. This transaction resulted in net loss of $19,024 upon disposition as the net assets of the companies sold were higher than proceeds received by MEII.

The summarized statements of income (loss) for the Discontinued Operations are as follows:

	2004	2003	2002
	$	$	$
Revenue	-	$6,489,747	$7,616,267
Physician fees and other direct costs	-	3,593,429	3,998,789
Gross margin	-	2,896,318	3,617,478
Operating, general and administrative expenses	-	2,955,990	3,413,537
Depreciation	-	128,475	195,029
Other expense	-	13,255	27,446
Loss before income taxes	-	(201,402)	(18,534)
Income taxes (recovery)	-	(1,321)	(13,570)
Minority interest	-	621	11,992
Loss for the period	-	(200,702)	(16,956)
Gain on disposal of discontinued operations	-	(33,533)	-
Loss from discontinued operations	-	(167,169)	(16,956)

The summarized balance sheets for the Discontinued Operations are as follows:

	2004	2003
	$	$
Current assets
Cash	-	$43,134
Accounts receivable	-	59,606
Prepaid expenses and other	-	-
	-	102,740
Property, plant and equipment	-	-
	-	102,740
Current liabilities
Accounts payable and accrued liabilities	-	$60,703
Current portion of deferred revenue	-	-
Other loans	-	-
	-	60,703
Long-term liabilities
Deferred revenue	-	-
	-	60,703
Net assets	-	42,037

5.	ACCOUNTS RECEIVABLE

	2004	2003
Trade receivable	$4,120,429	$3,455,886
Allowance for doubtful accounts	(15,800)	(46,115)
	$4,104,629	$3,409,771

6.	LONG-TERM INVESTMENT

	2004	2003
Investment in AIM Health Group Ltd.	$83,195	$134,979

MEII has an investment of 175,000 class A preferred shares of AIM as a result of disposition of the Ontario based clinics on September 30, 2003 (see note 4 for further details). It was determined that there was an impairment in the carrying value of the long term investment, and hence the investment has been written down by $57,626.

7.	PROPERTY, PLANT AND EQUIPMENT

	2004			2003
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Furniture and fixtures	$292,949	$168,766	$124,183	$189,848	$139,957	$49,891
Computer software	509,964	432,492	77,472	329,144	292,609	36,535
Computer hardware	687,887	494,280	193,607	509,224	409,088	100,136
Leasehold improvements	196,650	83,073	113,577	67,946	67,946	-
	$1,687,450	$1,178,611	$508,839	$1,096,162	$909,600	$186,562

Amortization of property, plant, and equipment for the year amounted to $182,399 ($120,924 for December 31, 2003 and $102,345 for December 31,2002).

8.	GOODWILL

Goodwill amounting to $237,596 arises from the acquisition of the business of the Scarborough Pain Clinic in November 2004. The net purchase price was set at $204,026 plus $39,938 being the fair value of the 100,000 options granted to Dr Lorne Greenspan, the former owner and operator of the clinic, using the Black Scholes option pricing model. The fair value of the property, plant and equipment acquired was estimated to be $6,368, and the balance of $237,596 has been recorded as goodwill. The net cash outflow for goodwill is $197,658 ($237,596 less non cash expense of $39,938). The Company has determined that there was no permanent decline in the value of the goodwill as at the year end.

9.	NOTES PAYABLE

The promissory notes were issued on September 30, 2001, are due on September 30, 2006 and bear interest at 7%. MEII may pay the principal amount and accrued interest at any time until maturity by way of cash or common stock or a combination of cash and common stock at the discretion of the Company.

There has been a change in the accounting policy concerning the promissory notes. Section 3860 of the CICA Handbook has been amended in January 2004 (effective November 2004). The promissory notes were previously treated as equity, and shown as Convertible debentures. However, with the amendment of section 3860, they are now classified as liability. This change has been applied retroactively, and hence comparative figures have been restated (note 25). This treatment is in accordance with US GAAP, and hence the Canadian-US GAAP accounting policy difference has been eliminated.

10.	LONG-TERM DEBT

The amount of $894,517 pertains to the long-term portion of the Goods and Services Tax which is payable over a period of five years, as per an agreement between the Company and the Canada Revenue Agency (“CRA”). An amount of $23,050 ($30,000 CDN) is payable monthly and is reviewable every six months. Accordingly, the current portion of this debt has been classified under Accounts payable and accrued liabilities. The CRA will register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

11.	CAPITAL STOCK

Authorized
Unlimited number of the following classes of shares and warrants:
Preferred shares, voting, non-redeemable, non-retractable, having a cumulative dividend of US$0.27 per share payable by cash or shares at the option of the company; convertible to common shares;
Class "A", redeemable, retractable, non-cumulative preferred shares;
Class "B", redeemable, retractable, non-cumulative preferred shares;
Special shares, issuable in series, with rights, privileges and restricitions to be fixed by the directors;
Common shares
Common shares purchase warrants, redeemable, entitling holder to purchase one share of common stock at a price of US$0.50 per share to February 11, 2006.

Issued

	2004	2003
Nil Preferred shares (2003-500,000 preferred shares)	$-	$445,717
58,277,696 Common shares ( 2003-9,564,332 shares)	15,938,625	10,992,908
13,025,000 Common stock purchase warrants (2003-1,437,500 warrants)	106,111	106,111
	$16,044,736	$11,544,736
Elimination of deficit (note 14)	$(14,683,456)	$-
	$1,361,280	$11,544,736

	Preferred Shares
	Number	Amount
Balance, December 31, 2003 and 2002	500,000	$445,717
Conversion of 500,000 preferred shares into common shares	(500,000)	$(445,717)
Balance, December 31, 2004	-	$-

	Common Shares
	Number	Amount
Balance, December 31, 2003 and 2002	9,564,332	$10,992,908
Shares issued to new investors	39,360,272	4,500,000
Conversion of 500,000 preferred shares into common shares	9,348,000	445,717
Others	5,092	-
Balance, December 31, 2004	58,277,696	$15,938,625

	Warrants
	Number	Amount
Balance, December 31, 2003 and 2002	1,437,500	$106,111
11,587,500 unregistered warrants issued	11,587,500	$-
Balance, December 31, 2004	13,025,000	$106,111

(a)	Share Capital

On June 15, 2004, the Company issued 39,360,272 common shares for $4,500,000. As a condition of the transaction, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares; and unpaid preferred share dividends which were in arrears, in the amount of $ 579,582, were forgiven.

The investment resulted from the previously announced letter of intent signed by MEII and Global Healthcare Workforce Limited (“GHW”) of London, UK.

The Investors received 43,708,272 common shares of MEII, of which 39,360,272 were purchased from the Company for $4,500,000 and 4,348,000 were purchased directly from the Preferred Shareholder for $500,000. Closing costs including legal, travel and due diligence costs for the equity financing amounted to $609,214, and were expensed during the second quarter.

In addition to issuing the common shares, MEII also issued to the Investors and the former Preferred Shareholder, anti-dilution warrants (the “New Warrants”) to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the Investors’ and former Preferred Shareholder to maintain their pro rata share of their equity position.

(b)	Stock Option Plan

The Company maintains a stock option plan (the “Plan”) for the benefit of directors, officers and employees. Pursuant to an amendment of the Plan, the maximum number of options that may be granted shall not exceed 11,655,539. Options expire no later than five years from date of grant. As at December 31, 2004 total options outstanding of 5,075,000 are comprised of 1,825,000 granted under the Plan and 3,250,000 granted outside the Plan. The following options were granted in 2004, 2003 and 2002:

Date	Quantity	Option Price	Expiry	Fair Value	Risk free rate	Expected life	Expected volatility	Expected dividends	Notes
Jun 02	100,000	$1.00	Jun 07	62,287	2.49%	5 yrs	91%	NIL	(1)
May 03	785,000	$0.50	May 08	370,662	2.68%	5 yrs	98%	NIL	(2)
Jan 04	100,000	$0.50	Jan 09	40,876	1.43%	5 yrs	102%	NIL	(2)
Jun 04	2,550,000	$0.115	Jun 09	57,746	1.43%	5 yrs	94%	NIL	(2)
Nov 04	100,000	$1.00	Nov 09	39,938	2.43%	5 yrs	123%	NIL	(1)

Note (1):	These options were granted where exercise price exceeds market price on grant date.
Note (2):	These options were granted where exercise price equals market price on grant date.

The 100,000 options issued in January 2004 vested immediately. 250,000 of the options issued in June 2004 vest 125,000 per year for two years. The remaining 2,300,000 options issued in June 2004 do not vest until earnings criteria are met. Since these criteria are not met, they do not vest and hence no stock compensation expense is booked. The 100,000 options issued in November 2004 become exercisable May 15, 2006.

The following summarizes options outstanding as at December 31:

	Option	Number of Shares
	price
Expiry date	per share	2004	2003	2002
Jan-04	$1.870	-	-	230,000
Jul-04	$1.500	-	-	400,000
Apr-06	$0.500	1,440,000	1,440,000	1,540,000
Jun-07	$1.000	100,000	100,000	100,000
May-08	$0.500	785,000	785,000	-
Jan-09	$0.500	100,000	-	-
Jun-09	$0.115	2,550,000	-	-
Nov-09	$1.000	100,000	-	-
		5,075,000	2,325,000	2,270,000
Weighted average exercise price at end of year		$0.33	$0.52	$0.84

	Number of Shares
	YEAR OF ISSUANCE
	2004	2003	2002
Outstanding, beginning of year	2,325,000	2,270,000	2,441,300
Granted	2,750,000	785,000	100,000
Expired	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	(730,000)	(271,300)
Outstanding, end of year	5,075,000	2,325,000	2,270,000
Exercisable, end of year	2,487,500	2,325,000	2,270,000

The Company expensed the fair value of the stock options granted during the year.

(c )    Common stock purchase warrants

During the first quarter of 2003, the terms of the warrants were amended entitling each warrant holder to purchase one share of common stock at a price of $0.50 (previously $4.50). The expiry of these warrants was extended from February 11, 2003 to February 11, 2005. The fair value determined by Black Scholes was $790,600, and the fair value assumptions were a risk-free rate of 2.49%, expected life of 2 yrs, expected volatility of 125% and expected dividends of NIL.

During the first quarter of 2005, the terms of the common stock purchase warrants were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. The terms of the warrants were amended such that if the common stock of MEII, closes at $0.70 or greater for thirty consecutives trading days, MEII has the right to redeem the Warrants at $0.01 per Warrant upon ten days prior notice.

12.	CONTRIBUTED SURPLUS

	2004	2003
Stock compensation expense	$2,408,404	$2,309,782
Fair value of options in connection with acquisition of Scarborough pain clinic	39,938	-
Share repurchase - difference between cost per share and assigned value	46,292	46,292
Fair value of warrants and stock options issued in connection with the acquisition of YFMC Healthcare Inc.	41,775	41,775
	2,536,409	2,397,849
Elimination of Sept 2004 deficit (note 14)	(2,469,329)	-
	$67,080	$2,397,849

During the first quarter of 2004, 100,000 options were granted with an exercise price of $0.50 per option. The options vested immediately and are available for a term of five years expiring on January 30, 2009. Due to the issuance of new options the fair value amounting to $40,876 has been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook (note 11b). This amount has been credited to contributed surplus.

During the second quarter of 2004, 250,000 options were granted to an employee with an exercise price of $0.115 per option. 125,000 options would vest every year. Options for 125,000 shares shall be exercisable on the first anniversary and options for the remaining 125,000 would be exercisable on the second anniversary of the employment agreement. Due to the issuance of new options, the fair value amounting to $57,746 has been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook (note 11b). This amount has been credited to contributed surplus.

Options amounting to 1,000,000 each were granted to two employees, and 150,000 each to two other employees, at an exercise price of $0.115 per option. The vesting of these options is subject to a future earnings hurdle test. Since the earnings test is in a future period, no expense is recognized in the current quarter.

During the fourth quarter of 2004, 100,000 options were granted in connection with the acquisition of the Scarborough pain clinic. An amount of $39,938 has been credited to contributed surplus (note 11b).

During the first quarter of 2003, the terms of warrants were amended entitling each warrant holder to purchase one share of common stock at a price of $0.50 (previously $4.50). Due to this amendment, the fair value amounting to $790,600 had been determined, and was credited to contributed surplus (note 11c).

13.	FUTURE INCOME TAXES

At December 31, 2004, the Company has losses available to reduce future federal and provincial taxable income of approximately $ 8.5 million. These losses expire between tax years 2005 and 2010. The future tax benefits available as a result of these losses have been fully provided for in the consolidated financial statements.

14.	ELIMINATION OF DEFICIT

On August 18, 2004, at the Company’s Annual and Special meeting of shareholders, shareholders adopted a resolution to reduce the stated capital account of the common shares, by the amount of the deficit as at the end of the fiscal quarter following the shareholders meeting. Accordingly, the Company’s accumulated deficit of $16,892,002 as at September 30, 2004 has been eliminated by applying $2,469,329 against contributed surplus and the balance of $14,422,673 against the capital stock of the Company.

	Capital Stock	Contributed Surplus
	($)	($)
Balance at December 31, 2003	11,544,736	2,397,849
Stock compensation expense for 2004	0	98,622
Fair value of options in connection with acquisition of a clinic		39,938
	11,544,736	2,536,409
Shares issued to new investors	4,500,000	0
	16,044,736	2,536,409
Elimination of Sept 30, 2004 deficit	(14,422,673)	(2,469,329)
Elimination of Dec 31, 2004 deficit*	(260,783)	0
Balance at December 31, 2004	1,361,280	67,080

* In December 2004 the Company changed its accounting policy regarding its promissory notes, as required by section 3860 of the CICA Handbook (note 25). Had this change been made in September 2004, the amount of the deficit eliminated would have been higher. To capture the essence of this change in accounting policy, we have modified the calculation of deficit elimination accordingly.

15.	BASIC LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic loss per share attributable to common shareholders is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated using the treasury stock method in accordance with the recommendations of Handbook section 3500. Had share options and common share purchase warrants been exercised, and the preferred shares and convertible debentures been converted, the effect on the basic loss per share would be anti-dilutive.

	2004	2003	2002
Basic loss per common share:
Continuing operations	$(0.02)	$(0.16)	$(0.08)
Discontinued operations	$(0.00)	$(0.02)	$(0.00)

16.	NOTES TO THE STATEMENT OF CASH FLOWS

(i)	Changes in non-cash working capital components

	2004	2003	2002
Accounts receivable	$(694,858)	$(1,693,984)	(120,870)
Prepaid expenses and other	6,231	(12,963)	(1,350)
Accounts payable and accrued liabilities	(121,374)	2,776,989	1,263,249
	$(810,001)	$1,070,042	1,141,029

(ii)	Property, plant, and equipment

Property, plant, and equipment purchased during the year amounts to $504,676 ($136,559 for December 31, 2003, and $65,866 for December 31, 2002) through cash payments.

(iii)	Interest and income taxes paid

Operating expenses reflect interest paid of $ 60,429 during the year ended December 31, 2004 ($685,469 for December 31, 2003 and $993,508 for December 31, 2002); and income taxes paid of $23,172 during the year ended December 31, 2004 ($nil for December 31, 2003 and $nil for December 31, 2002).

(iv)	Non cash transaction

As part of the sale of clinics to AIM, the company received partial payment by way of Class A preferred shares in AIM.

17.	COMMITMENTS

The Company is committed to payments under operating leases of its premises and equipment totaling $1,295,430. Annual payments under the operating leases are as follows:

2005	$288,309
2006	293,276
2007	293,679
2008	135,342
2009	113,352
2010 and thereafter	171,472
$1,295,430

18.	CONTINGENT LIABILITIES

(i)
YFMC HealthCare Inc (“YFMC”), a wholly owned subsidiary of the Company, is in receipt of a letter from CCRA dated April 30, 2001, adjusting YFMC’s Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CCRA for this period is $249,000. In the event that YFMC is ultimately found liable, the Company intends to claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to the Company’s rights under the purchase agreement for YFMC executed on August 10, 1999. 1292363 Ontario Ltd, a subsidiary of YFMC, is in receipt of a letter from CCRA dated February 4, 2005 for YFMC’s Goods and Services Tax, and the total amount claimed is $50,828. The Company’s legal counsel has advised that CCRA does not intend to pursue YFMC for these amounts, and accordingly no provision has been made in these consolidated financial statements.

(ii)
There is uncertainty with respect to the Company’s liability for Goods and Services tax pertaining to certain services that it provides. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these consolidated financial statements.

(iii)
There is uncertainty with respect to the Company’s liability for Workers Safety and Insurance Board premiums pertaining to its contract with PWGSC. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these consolidated financial statements.

(iv)
Claims have been made against the Company for general damages for breach of contract and in tort. A claim for approximately $423,000 has been made against the company for wrongful termination of a person working on a third party contract. The Company’s lawyers are of the opinion that the amount claimed grossly exceeds what a court would award in light of the current law. Another claim of approximately $ 1,833,000 plus interest and costs has been made against the Company, for amongst other things, defamation and economic loss in regards to a healthcare provider working on a third-party contract. The Company’s lawyers are of the opinion that the amounts claimed are excessive and that if there is any liability on the Company, then the third-party contractor should be responsible to indemnify the Company. Since the Company’s lawyers are of the opinion that these claims are unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements.

Any liability resulting from the above will be reflected as a charge to income in the year incurred.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these items.

20.	SUBSEQUENT EVENTS

On January 25, 2005, MEII filed a statement of claim against Calian Limited (Calian) and a former employee of MEII, seeking Cdn$100,000,000 in damages, in regards to the recent contract award by Public Works and Government Services Canada (“PWGSC”) to provide services to the Canadian Forces, Department of National Defence. This contract would have been an extension of a current contract which expires March 31, 2005. MEII has been advised that Calian intends to defend the claim.

On February 8, 2005, the Canadian International Trade Tribunal (CITT) announced that it would conduct an inquiry into the award by PWGSC, of a medical staffing contract, to Calian. MEII filed a complaint with the CITT on January 31, 2005 alleging that PWGSC:

•	Awarded the contract to a bidder that did not meet the mandatory requirements of the bid;

•	Introduced unpublished evaluation criteria to the evaluation process; and

•	Failed to properly apply the published evaluation criteria.

If the CITT determines that the complaint by MEII is valid, it could recommend that the contract award to Calian be terminated and a contract awarded to MEII, that the proposals be re-evaluated or that a new solicitation should take place. In the alternative, MEII is seeking compensation for lost profit as a result of the improper contract award.

During the first quarter of 2005 the terms of the 1,437,500 common stock purchase warrants issued in February 1998 were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. MEII has also amended the terms of the warrants to provide that if the common stock of MEII, closes at $.70 or greater for thirty consecutive trading days, MEII has the right to redeem the Warrants at $.01 per Warrant upon ten days prior notice.

21.	CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These revised consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”), which conform in all material respects with those in the United States (“U.S. GAAP”) during the periods presented, except with respect to the following:

(a)	Shareholders’ equity (deficit)

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

Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under Canadian GAAP, the detachable stock purchase warrants issued in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, have been given no recognition in the consolidated financial statements. Under U.S. GAAP, based on an ascribed fair value of $ 0.364 for each of the 1,000,000 share purchase warrants issued, share capital would be lower by $ 36,406 and, given that the share purchase warrants were cancelled, the carrying amount of contributed surplus would be increased by $ 36,406.

Under U.S. GAAP the effect on Shareholders’ equity (deficit) would be adjusted as follows:

	2004	2003
Capital stock (as previously shown)	$1,361,280	$11,544,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock - U.S. GAAP	2,412,746	12,596,202
Contributed surplus (as previously shown)	67,080	2,397,849
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	103,486	2,434,255
Deficit (as previously shown)	(68,320)	(16,425,309)
Cumulative translation adjustment	(800,791)	(965,418)
Shareholders’ equity (deficit) - U.S. GAAP	$1,647,121	$(2,360,270)

(b)	Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. Under U.S. GAAP, the comprehensive loss for the fiscal year ended December 31, 2004,2003 and 2002 would be adjusted as follows:

	2004	2003	2002
Net loss	$(1,341,205)	$(1,574,650)	$(603,664)
Foreign currency translation adjustment	164,627	(408,641)	(15,550)
Comprehensive loss	$(1,176,578)	$(1,983,291)	$(619,214)

The foreign currency translation adjustments are not currently adjusted for income taxes. The company is situated in Canada, and the foreign currency translation adjustments relate to the translation of the consolidated financial statements from Canadian dollars into United States dollars, solely for the convenience of the readers.

(c)	Recently issued accounting standards

The following standards were issued by the Financial Accounting Standards Board during 2004 and 2003:

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

SFAS No. 151-Inventory Costs - an amendment of ARB No. 43, Chapter 4 (Issued 11/04). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).

SFAS No. 152-Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position.

SFAS No. 153-Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

SFAS No. 123 (revised 2004)-Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.

SFAS No. 132 (revised 2003)- Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows as it relates to the reconciliation of Canadian and United States accounting policy differences.

22.	ECONOMIC DEPENDENCE

Approximately 80% of revenue and 53% of gross margin is derived from one customer (74% of revenue and 46% of gross margin in 2003; 84% of revenue and 62% of gross margin in 2002). Receivables for this customer amounted to 64% of total receivables (41% of total receivables in 2003). The loss of a material amount of revenue to this customer could have a material adverse effect on operations of the Company.

In December 2004, the Company learned that we were not successful in our bid to win a follow-on contract with DND. March 31, 2005, will mark the end of the contract for the Company. In January 2005, the Company launched a Cdn.$100,000,000 lawsuit against the winning bidder and a former employee of the Company. MEII believes substantial evidence demonstrates that the successful bidder used confidential information obtained through the hiring of a former company employee to win the contract, and that the former MEII employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to the company. Further, in February 2005, the Company filed a complaint under subsection 30.11(1) of the Canadian International Trade Tribunal Act (CITT). In the filing, MEII seeks to terminate the contract award to the winning bidder, have MEII awarded the contract, or in the alternative, to have a new bid process conducted. As an alternative to the above relief, we have proposed that we be compensated for lost profit on the contract and the costs associated with the filing of the complaint. The CITT responded by issuing a Notice of Inquiry, on February 8, 2005. The CITT has until June 15, 2005 to make its ruling on the complaint.

23.	SEGMENTED INFORMATION

The Company operated under four business units during 2004 as follows: Staffing Solutions, Medical Services, Government Healthcare Services, and Healthcare Consulting Services.

The Staffing Solutions unit contracts with hospitals for the provision of physician staffing, nurse staffing and administrative support services. The Company also contracts with clinical facilities and local communities for the locum or permanent placement of a physician in a community.

The Medical Services unit provides infusion services to patients suffering from chrohn’s disease and rheumatoid arthritis and pain management services.

The Government Healthcare Services unit recruits, schedules and manages physicians, nurses, dentists, physiotherapists and other regulated healthcare professionals at all Canadian Forces bases.

The Healthcare Consulting unit provides select Canadian public and private institutions, consulting services on a variety of healthcare topics.

The segmented information for the business units are as follows:

	2004
			Government
	Staffing	Medical	Healthcare
	Solutions	Services	Services	Consulting		Consolidated
Revenue	$7,485,801	$1,227,533	$38,944,441		$789,912	$48,447,687
Gross margin	$1,352,167	$544,454	$2,522,209		$335,477	$4,754,307
Net income (loss) before discontinued operations	$188,648	$99,290	$(1,623,127)		$(6,016)	$(1,341,205)
Property, plant and equipment employed at end of year	$149,500	$170,529	$39,310		$149,500	$508,839
Amortization	$134,005	$234	$48,160	$	Nil	$182,399

	2003
			Government
	Staffing	Medical	Healthcare
	Solutions	Services	Services	Consulting		Consolidated
Revenue	$13,018,943	$883,287	$40,278,718		$154,610	$54,335,558
Gross margin	$2,169,176	$422,878	$2,371,478		$154,610	$5,118,142
Net income (loss) before discontinued operations	$(75,613)	$(242,962)	$(1,220,830)		$131,924	$(1,407,481)
Property, plant and equipment employed at end of year	$52,681	$17,560	$116,321	$	Nil	$186,562
Amortization	$23,783	$7,928	$89,213	$	Nil	$120,924

	2002
			Government
	Staffing	Medical	Healthcare
	Solutions	Services	Services	Consulting		Consolidated
Revenue	$5,699,613	$392,587	$31,335,843	$	NIL	$37,428,043
Gross margin	$1,023,718	$139,344	$1,882,229	$	NIL	$3,045,291
Net income (loss) before discontinued operations	$(312,402)	$(119,186)	$(155,120)	$	NIL	$(586,708)
Property, plant and equipment employed at end of year	$55,568	$18,523	$96,836	$	NIL	$170,927
Amortization	$23,590	$7,863	$70,892	$	NIL	$102,345

24.	RELATED PARTY TRANSACTIONS

Consulting fees of approximately $ 31,374 (Cdn $ 40,833) were paid to each of two directors, who have been retained as consultants ($43,000 in 2003 and $65,000 in 2002).

Closing costs including legal, travel and due diligence costs amounting to $609,214 have been paid to a related party (note 11a).

Unpaid preferred share dividends amounting to $579,582 have been forgiven by a related party (note 11a).

25.	COMPARATIVE FIGURES

Certain figures in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the basis of presentation in 2004.

(a)
There has been a change in the accounting policy concerning the promissory notes. Section 3860 of the CICA Handbook has been amended in January 2004 (effective November 2004). The promissory notes payable were previously treated as equity, and shown as Convertible debentures. However, with the amendment of section 3860, they are now classified as a liability. This change has been applied retroactively, and hence comparative figures have been restated (note 9).

(b)
There has been an error in the foreign exchange amount conversion of Notes Payable (Convertible debentures). This error has been rectified during the current year, and as a result interest and financing expenses and notes payable amounts have been restated.

(c)	There has been a change in the presentation of preferred share dividends payable which has been segregated from Accounts payable and accrued liabilities.

The effect of these restatements is as follows:

	As restated	As previously reported
	In 2003	in 2003
Accounts payable and accrued liabilities	$6,284,161	$6,717,406
Notes payable	$599,991	-
Convertible debentures	-	$414,434
Deficit	$16,425,309	$16,265,370
Cumulative translation adjustment	$965,418	$825,533
Working Capital Deficit	$3,169,692	$3,055,425
Interest and financing expenses	$569,325	$685,471
Loss before income taxes	$1,412,034	$1,528,180
Net loss attributable to common shareholders	$1,709,656	$1,825,802
Convertible debenture charges	-	$105,996
Basic loss per share continuing operations	$0.16	$0.17