Form 10-Q
period 2005-03-31
MED-EMERG INTERNATIONAL INC
filed 2005-05-16
CIK 1030179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company’s Common Stock as reported on the OTC Bulletin Board on March 31, 2005) of the registrant held by non-affiliates was approximately US$ 23,311,000.

As of March 31, 2005, 58,277,696 shares of the registrant’s Common Stock were outstanding.

(All figures in US dollars unless otherwise indicated.)

MED-EMERG INTERNATIONAL INC.

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II:  OTHER INFORMATION

Item 5.	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K
Signatures

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Med Emerg International Inc. (“MEII” or the “Company”) disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at March 31, 2005 (unaudited) and December 31, 2004 (audited)

Consolidated Statement of Operations and Deficit for the three months ended March 31, 2005 and 2004 (unaudited)

Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Med-Emerg International Inc.
Consolidated Balance Sheet
As at March 31, 2005 (Unaudited) and December 31, 2004 (Audited)
(in US$)

	March 31	December 31
	2005	2004
Assets

Current assets
Cash	$1,470,116	$2,312,156
Accounts receivable	1,808,251	1,452,586
Prepaid expenses and other	137,008	72,557
Discontinued operations (note 4 )	2,818,528	2,655,098
	6,233,903	6,492,397

Long-term investment	83,195	83,195

Property, plant and equipment	446,751	470,243
Goodwill	237,596	237,596
Discontinued operations (note 4 )	33,853	38,596
	$7,035,298	$7,322,027

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$1,726,673	$1,661,794
Discontinued operations (note 4 )	3,386,025	3,606,476
	5,112,698	5,268,270

Long-term liabilities
Notes payable	599,991	599,991
Discontinued operations (note 4 )	815,074	894,517
	6,527,763	6,762,778

Contingent liabilities (note 11)

Shareholders' Equity
Capital stock (note 5)	1,361,280	1,361,280
Contributed surplus (note 6)	318,197	67,080
Deficit	(365,223)	(68,320)
(Accumulated deficit of $17,152,785 has been eliminated
by applying it against contributed surplus and capital stock)
Cumulative translation adjustment	(806,719)	(800,791)
	507,535	559,249
	$7,035,298	$7,322,027

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations and Deficit
Three months ended March 31, 2005 and 2004 (Unaudited)
(in US$)
	March 31	March 31
	2005	2004

Revenue	$3,079,432	$2,445,213
Physician fees and other direct costs	2,271,559	1,901,824
	807,873	543,389
Expenses
Salaries and benefits	$665,107	$416,427
General and administration	227,968	191,556
Occupancy costs and supplies	120,297	91,166
Travel and marketing	73,884	67,196
	1,087,256	766,345

Income (loss) before under noted items	(279,383)	(222,956)

Interest income	(5,390)	-
Interest and financing expenses	-	45,571
Amortization of property, plant, and equipment	42,657	8,171
Stock compensation expense	251,117	40,370
	288,384	94,112
Net loss before discontinued operations	(567,767)	(317,068)

Discontinued operations
Income from discontinued operations (note 4 )	270,864	203,252
Net loss	(296,903)	(113,816)
Preferred share dividends	-	(33,750)
Net loss attributable to common shareholders	(296,903)	(147,566)

Deficit, beginning of the period	(68,320)	(16,425,309)

Deficit, end of the period	$(365,223)	$(16,572,875)

Basic loss per common share
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	$0.00	$0.02

Weighted average common shares outstanding	58,277,696	9,569,424

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
Three months ended March 31, 2005 and 2004 (Unaudited)
(in US$)
	March 31	March 31
	2005	2004

Cash Flows from Operating Activities
Net loss before discontinued operations	$(567,767)	$(317,068)
Adjustments for:
Amortization of property, plant and equipment	42,657	8,171
Stock compensation expense	251,117	40,370
	(273,993)	(268,527)

Decrease in non-cash working capital components	(355,237)	(60,410)
Discontinued operations (note 4)	(188,024)	(396,501)
	(817,254)	(725,438)
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(19,165)	(6,963)
Discontinued operations (note 4)	307	(11,770)
	(18,858)	(18,733)
Cash Flows from Financing Activities
Demand loan	-	773,429
	-	773,429

Effect of foreign currency exchange rate changes	(5,928)	31,913

Increase (decrease) in cash	(842,040)	61,171
Cash, beginning of the period	2,312,156	380,310
Cash, end of the period	$1,470,116	$441,481
The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2005 and 2004

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MEII” or the “Company”) is a private sector provider of quality healthcare management services to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations were divided into four units during the 2004 fiscal year. The contract with the Department of National Defence (“DND”) expired on March 31, 2005. MEII’s three remaining business units are: Staffing Solutions, Medical Services and Healthcare Consulting.

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario, British Columbia and Nova Scotia. At March 31, 2005, the Company had 34 physician and nurse staffing contracts.

The Medical Services division provides special access Remicade’ infusion services to patients suffering from Crohn’s disease and rheumatoid arthritis at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Canadians who experience chronic pain.

MEII provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These financial statements consolidate the accounts of MEII and its wholly owned subsidiaries 927563 Ontario Inc., 927564 Ontario Inc., Med-Emerg Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., YFMC Healthcare (Alberta) Inc., Doctors on Call Ltd, and CPM Health Centres Inc.

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These unaudited consolidated financial statements are condensed, and do not include all disclosures required for annual financial statements, which are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2004 Form 10K. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

(c) Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

Furniture and fixtures	20%	Declining balance
Computer software	100%	Declining balance
Computer hardware	30%	Declining balance
Leasehold	improvements3-5 years	Straight-line

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

(2) Medical Services:

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

(3) Healthcare Consulting:

Revenue is reported on a gross basis.

MEII is involved with several provincial governments, advising on a variety of issues related to primary care staffing, training and integrated service delivery models. MEII also advises several aboriginal communities with regards to healthcare infrastructure service delivery issues.

(4) Government Healthcare Services (Includes Department of National Defence (“DND”))- Discontinued Operations:

Revenue is reported on a gross basis.

MEII had an administrative management contract with Public Works and Government Services Canada (“PWGSC”) to provide personnel to Canadian armed forces across Canada on behalf of the Minister of National Defence.

Under the terms of the contract, MEII had the responsibility to hire medical personnel and support staff and where necessary provide appropriate training and supervision of the work performed at the respective bases across Canada. MEII billed DND for the work performed by these individuals and in turn paid the medical personnel and support staff based on the terms of the respective contracts signed with them. This contract expired on March 31, 2005.

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

4. DISCONTINUED OPERATIONS

The contract with DND, to provide personnel to Canadian armed forces across Canada, expired on March 31, 2005. This was a significant contract generating separate identifiable cash flows, and hence it has been classified as a discontinued operation, and accounted for accordingly.

The summarized statements of income for the Discontinued Business for the three months ended March 31, 2005 and 2004 are as follows:
	2005	2004

Revenue	$10,972,289	$10,108,387
Physician fees and other direct costs	10,299,918	9,468,043
Gross margin	672,371	640,344

Operating, general and administrative
expenses	336,196	341,630

Depreciation	4,435	11,678
Interest and financing	60,876	83,784
Income from discontinued operations	$270,864	$203,252

The summarized balance sheets for the Discontinued Business as at March 31, 2005 and December 31, 2004 are as follows:
	Mar-05	Dec-04

Current assets
Cash	($10,893)	$800
Accounts receivable	2,829,101	2,652,044
Prepaid expenses and other	320	2,254
	2,818,528	2,655,098

Property, plant and equipment	33,853	38,596
	$2,852,381	$2,693,694

Current liabilities
Accounts payable and accrued liabilities	$3,386,025	$3,606,476
	3,386,025	3,606,476

Long-term liabilites
Accounts payable and accrued liabilities	815,074	894,517
	$4,201,099	$4,500,993

Net assets	($1,348,718)	($1,807,299)

5. CAPITAL STOCK

On June 15, 2004, the Company issued 39,360,272 common shares for $4,500,000. As a condition of the transaction, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares; and unpaid preferred share dividends, in the amount of $ 579,582, were forgiven.

The investment resulted from the previously announced letter of intent signed by MEII and Global Healthcare Workforce Limited (“GHW”) of London, UK.

The Investors received 43,708,272 common shares of MEII, of which 39,360,272 were purchased from the Company for $4,500,000 and 4,348,000 were purchased directly from the Preferred Shareholder for $500,000. Closing costs including legal, travel and due diligence costs for the equity financing amounted to $609,214, and were expensed during the second quarter of 2004.

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

6. CONTRIBUTED SURPLUS

During the first quarter of 2005, the terms of the common stock purchase warrants were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. As a result of this, stock compensation expense of $225,442 was recorded. In addition, an amount of $25,675 has been recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the first quarter of 2005. These amounts have been credited to contributed surplus.

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

During the second quarter of 2004, 250,000 options were granted to an employee with an exercise price of $0.115 per option. 125,000 options vest every year. Options for 125,000 shares were exercisable on the first anniversary and options for the remaining 125,000 would be exercisable on the second anniversary of the employment agreement. Due to the issuance of new options, the fair value amounting to $57,746 has been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook. This amount has been credited to contributed surplus.

Options amounting to 1,000,000 each were granted to two employees, and 150,000 each to two other employees, at an exercise price of $0.115 per option. The vesting of these options is subject to a future earnings hurdle test. Since the earnings test is in a future period, no expense is recognized in the current quarter.

During the fourth quarter of 2004, 100,000 options were granted in connection with the acquisition of the Scarborough pain clinic. An amount of $39,938 has been credited to contributed surplus.

7. ELIMINATION OF DEFICIT

On August 18, 2004, at the Company’s Annual and Special meeting of shareholders, shareholders adopted a resolution to reduce the stated capital account of the common shares, by the amount of the deficit as at the end of the fiscal quarter following the shareholders’ meeting. Accordingly, the Company’s accumulated deficit of $16,892,002 as at September 30, 2004 has been eliminated by applying $2,469,329 against contributed surplus and the balance of $14,422,673 against the capital stock of the Company.

	Capital Stock	Contributed Surplus

Balance at December 31, 2003	$11,544,736	$2,397,849
Stock compensation expense for 2004	0	98,622
Fair value of options in connection with acquisition of a clinic		39,938
	11,544,736	2,536,409
Shares issued to new investors	4,500,000	0
	16,044,736	2,536,409
Elimination of Sept 30, 2004 deficit	(14,422,673)	(2,469,329)
Elimination of Dec 31, 2004 deficit*	(260,783)	0
Balance at December 31, 2004	1,361,280	67,080
Stock compensation expense for 2005	0	251,117
Balance at March 31, 2005	$1,361,280	$318,197

* In December 2004 the Company changed its accounting policy regarding its promissory notes, as required by section 3860 of the CICA Handbook. Had this change been made in September 2004, the amount of the deficit eliminated would have been higher. To capture the essence of this change in accounting policy, we have modified the calculation of deficit elimination accordingly.

8. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $ 14,262 (Cdn 17,500) were paid to each of two directors, who have been retained as consultants.

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

Under U.S. GAAP the effect on shareholders’ equity (deficit) would be adjusted as follows:

	March 2005	December 2004

Capital stock (as previously shown)	$1,361,280	$1,361,280
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock - U.S. GAAP	2,412,746	2,412,746
Contributed surplus (as previously shown)	318,197	67,080
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	354,603	103,486
Deficit (as previously shown)	(365,223)	(68,320)
Cumulative translation adjustment	(806,719)	(800,791)
Shareholders’ equity - U.S. GAAP	$1,595,407	$1,647,121

(b) Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the three months ended March 31, 2005 and 2004 would be adjusted as follows:

	March	March
	2005	2004

Net loss - U.S. GAAP	($296,903)	($147,566)
Foreign currency translation adjustment	(5,928)	30,389

Comprehensive loss	($302,831)	($117,177)

10. CONTINGENT LIABILITIES

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

(ii)
There is uncertainty with respect to the Company’s liability for Goods and Services tax pertaining to certain services that it provides, and with respect to the Company’s liability for Workers Safety and Insurance Board premiums pertaining to its contract with PWGSC. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these consolidated financial statements.

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

11. COMPARATIVE FIGURES

Certain figures in the 2004 financial statements have been reclassified and restated to conform with the basis of presentation in 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-looking statements of Med-Emerg International Inc. ("MEII" or the "Company) included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the adequacy of capital resources and other statements regarding trends relating to various revenue and expense items, could be affected by a number of uncertainties and other factors beyond management’s control

BACKGROUND

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

The Company currently employs staff covering several categories of healthcare professionals including physicians, dentists, pharmacists and nurses.

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

The Company's operations are divided into three units: Staffing Solutions, Medical Services and Healthcare Consulting Services.

STAFFING SOLUTIONS

Hospitals are increasingly turning to third-party experts to devise and implement improvements to the recruitment and management of their clinical staff. We provide physician staffing services to approximately 34 healthcare facilities in various provinces, including rural and urban facilities as well as tertiary care centers. In 2004 the company introduced Primary Health Care Nurse Practitioners to our mix of healthcare providers in hospitals.

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

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently the Company is involved with several provincial governments, advising on a variety of issues related to primary care staffing, training and integrated service delivery models. The Company is currently working with the four Atlantic Provinces (New Brunswick, Nova Scotia, PEI and Newfoundland and Labrador) and has created an innovative health human resource planning tool which is focused on a needs based model as opposed to the traditional supply based design. The Atlantic project has received wide recognition in the marketplace, and it is reasonable to expect new business opportunities as a result of this. The Company was recently awarded a contract by the Canadian Nurses Association to develop the standard of practice for nurse practitioners across Canada. In addition, the Company is working on other smaller healthcare consulting projects.

GOVERNMENT HEALTHCARE SERVICES - DISCONTINUED OPERATIONS

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

In May 2004, Public Works and Government Services Canada (PWGSC) re-tendered the Contract, which was set to expire March 31, 2005. Med-Emerg responded to the tender proposal and its bid was one of three considered by PWGSC. In December 2004 Med-Emerg learned that it was not successful in its bid to win a follow-on contract with DND. Its contractual relationship with the Canadian government for DND medical staffing services ended on March 31st, 2005.

After learning that its bid had not been successful, in January 2005 the Company launched a Cdn.$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  Med-Emerg believes that the successful bidder used confidential information obtained through the hiring of a former Med-Emerg employee to win the contract, and that the former Med-Emerg employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to Med-Emerg.  On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (CITT).  The CITT is the administrative tribunal in Canada with the jurisdiction to conduct inquiries into complaints by potential suppliers concerning procurement by the federal government departments and agencies, including DND and PWGSC.. In its submission to the CITT, Med-Emerg questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract, valued at $448,810,965, was conducted, including the evaluation of its proposal submitted in response to the Request for Proposal (RFP). Specifically, Med-Emerg alleges that PWGSC:

Þ	Awarded the contract to a bidder that did not meet the mandatory requirements of the bid;
Þ	Introduced unpublished evaluation criteria to the evaluation process, and
Þ	Failed to properly apply the published evaluation criteria.

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

RESULTS OF OPERATIONS

NET LOSS

The Company reported a net loss of $296,903 for the three months ended March 31, 2005 compared to a net loss of $147,566 for the three months ended March 31, 2004. The loss amounted to $0.01 per share for continuing operations for the three months ended March 31, 2005 compared with a loss of $0.04 per share for continuing operations for the three months ended March 31, 2004. The main reasons for the increase in loss is the higher amount of non-cash Stock compensation expense recorded due to the extension of warrants, and the lower amounts of Interest and financing expenses. Furthermore, the Company continues to implement its strategic plan of realigning the business units and pursuing profitable opportunities that are consistent with its current operating strategy.

REVENUE

The Company’s revenue for the three months ended March 31, 2005 increased to $3,079,432, compared to $ 2,445,213 for the three months ended March 31, 2004 or by 26%.

This revenue increase was mainly attributable to the Medical Services Division where increases were experienced in both the Infusion Services and the Pain Management segments of the business.

Revenue from the Institutional Staffing Division decreased slightly to $1,987,634 for the three months ended March 31, 2005 compared to $2,025,745 for the three months ended March 31, 2004 a decrease of approximately 2%.

Revenue from the Infusion Services Division increased significantly to $438,725 for the three months ended March 31, 2005 compared to $266,621 for the three months ended March 31, 2004 an increase of approximately 65%. This increase results from a similar increase in the number of Remicade infusions.

Revenue from the Healthcare Consulting division increased to $307,718 for the three months ended March 31, 2005 compared to $152,384 for the corresponding period in the prior year, an increase of approximately 102%.

Revenue from the Pain Management segment was $231,279 for the three months ended March 31, 2005 as compared to $NIL for the corresponding period last year. The Pain Management division commenced operations in November 2004.

GROSS MARGIN

Gross Margin (revenue less direct costs) for the three months ended March 31, 2005 increased to $807,873 compared to $543,389 for the three months ended March 31, 2004, an increase of approximately 49%. This increase in gross margin was due to the Medical Services Division and the Healthcare Consulting division, both of which enjoyed increased gross margins associated with growth in the respective divisions.

OPERATING EXPENSES

Operating expenses from continuing operations totaled $1,087,256 for the three months ended March 31, 2005 compared to $766,345 for the three months ended March 31, 2004, an increase of approximately 42%. There was an increase in salaries and benefits and general and administration expenses as compared to the prior period.

AMORTIZATION AND INTEREST

Interest and financing costs were eliminated in the period, decreasing from $45,571 for the three months ended March 31, 2004 to a positive balance of $5,390 for the three months ended March 31, 2005. This is due to the fact that, with the recent equity financing, the Company has reduced its reliance on banks and other financial institutions.

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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the three months ended March 31, 2005 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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

(b) Reports on Form 8-K

Attached
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

By:/s/ Ramesh Zacharias

Ramesh Zacharias
Chief Executive Officer
Date: May 13, 2005