Form 10-Q
period 2005-06-30
MED-EMERG INTERNATIONAL INC
filed 2005-08-15
CIK 1030179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ____

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

The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company’s Common Stock as reported on the OTC Bulletin Board on June 30, 2005) of the registrant held by non-affiliates was approximately US$19,232,000.

As of June 30, 2005, 58,277,696 shares of the registrant’s Common Stock were outstanding.

(All figures in US dollars unless otherwise indicated.)

MED-EMERG INTERNATIONAL INC.

JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-Q

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

PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at June 30, 2005 (unaudited) and December 31, 2004 (audited)

Consolidated Statement of Operations and Deficit for the three months and six months ended June 30, 2005 and 2004 (unaudited)

Consolidated Statement of Cash Flows for the three months and six months ended June 30, 2005 and 2004 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Med-Emerg International Inc.
Consolidated Balance Sheet
As at June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
(in US$)

	June 30	December 31
	2005	2004
Assets
Current assets
Cash	$584,460	$2,312,156
Accounts receivable	1,722,415	1,452,586
Prepaid expenses and other	89,288	72,557
Discontinued operations (note 4)	1,174,475	2,655,098
	3,570,638	6,492,397
Long-term investment	83,195	83,195
Property, plant and equipment	471,296	470,243
Goodwill	237,596	237,596
Discontinued operations (note 4)	30,970	38,596
	$4,393,695	$7,322,027
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,572,953	$1,661,794
Discontinued operations (note 4)	1,372,549	3,606,476
	2,945,502	5,268,270
Long-term liabilities
Notes payable	599,991	599,991
Discontinued operations (note 4)	720,431	894,517
	4,265,924	6,762,778
Contingent liabilities (note 10)

Shareholders' Equity
Capital stock (note 5)	1,361,280	1,361,280
Contributed surplus (note 6)	336,438	67,080
Deficit (note 7)	(749,747)	(68,320)
(Accumulated deficit of $17,152,785 has been eliminated by applying it against contributed surplus and capital stock)
Cumulative translation adjustment	(820,200)	(800,791)
	127,771	559,249
	$4,393,695	$7,322,027

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations and Deficit
Three and six months ended June 30, 2005 and 2004 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004
Revenue	$3,010,613	$2,178,969	$6,090,045	4,624,182
Less: Physician fees and other direct costs	2,249,720	1,611,143	4,521,279	3,512,967
	760,893	567,826	1,568,766	1,111,215
Expenses
Salaries and benefits	606,172	494,546	1,271,279	910,973
General and administration	203,778	239,948	431,746	431,504
Occupancy costs and supplies	108,600	78,282	228,897	169,448
Closing costs	-	592,285	-	592,285
Travel and marketing	69,520	63,026	143,404	130,222
	988,070	1,468,087	2,075,326	2,234,432
Loss before under noted items	(227,177)	(900,261)	(506,560)	(1,123,217)
Interest income	(1,725)	-	(7,115)	0
Interest and financing expenses	-	38,286	-	83,857
Amortization of property, plant, and equipment	57,305	14,869	99,962	23,040
Stock compensation expense	18,241	5,076	269,358	45,446
	73,821	58,231	362,205	152,343
Net loss before discontinued operations	(300,998)	(958,492)	(868,765)	(1,275,560)
Discontinued operations
Income(loss) from discontinued operations (note 4 )	(83,525)	234,142	187,339	437,394
Net loss	(384,523)	(724,350)	(681,426)	(838,166)
Preferred share dividends	-	527	-	(33,223)
Forgiveness of preferred share dividends	-	563,477	-	563,477
Net loss attributable to common shareholders	(384,523)	(160,346)	(681,426)	(307,912)
Deficit, beginning of the period	(365,223)	(16,572,875)	(68,320)	(16,425,309)
Deficit, end of the period	$(749,746)	$(16,733,221)	$(749,746)	$(16,733,221)
Basic loss per common share
Continuing operations	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Discontinued operations	$(0.00)	$0.01	$0.00	$0.02
Weighted average common shares outstanding	58,277,696	25,805,515	58,277,696	17,687,469

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
Three and six months ended June 30, 2005 and 2004 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004
Cash Flows from Operating Activities
Net loss before discontinued operations	$(300,998)	$(958,492)	$(868,765)	(1,275,560)
Adjustments for:
Amortization of property, plant and equipment	57,305	14,869	99,962	23,040
Stock compensation expense	18,241	5,076	269,358	45,446
	(225,452)	(938,547)	(499,445)	(1,207,074)
Increase (Decrease) in non-cash working capital components	(20,165)	223,053	(375,402)	162,643
Discontinued operations (note 4)	(545,195)	179,760	(733,219)	(216,741)
	(790,812)	(535,734)	(1,608,066)	(1,261,172)
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(81,850)	(176,843)	(101,015)	(183,806)
Discontinued operations (note 4)	487	397	794	(11,373)
	(81,363)	(176,446)	(100,221)	(195,179)
Cash Flows from Financing Activities
Demand loan	-	(318,017)	-	455,412
Common shares issued	-	4,500,000	-	4,500,000
	-	4,181,983	-	4,955,412
Effect of foreign currency exchange rate changes	(13,481)	30,183	(19,409)	62,096
Increase (decrease) in cash	(885,656)	3,499,986	(1,727,696)	3,561,157
Cash, beginning of the period	1,470,116	441,481	2,312,156	380,310
Cash, end of the period	$584,460	$3,941,467	$584,460	3,941,467

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Consolidated Financial Statements
Six months ended June 30, 2005 and 2004

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

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario, British Columbia and Nova Scotia. At June 30, 2005, the Company had 38 physician and nurse staffing contracts.

The Medical Services division provides special access Remicade’ infusion services to patients suffering from Crohn’s disease and rheumatoid arthritis at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Canadians who experience chronic pain. The Company now offers these services at three locations in the Greater Toronto Area.

MEII provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These financial statements consolidate the accounts of MEII and its wholly owned subsidiaries: 927563 Ontario Inc., 927564 Ontario Inc., Med-Emerg Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., YFMC Healthcare (Alberta) Inc., Doctors on Call Ltd, CPM Health Centres Inc and OPA Locum Direct Inc.

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

These unaudited consolidated financial statements are condensed, and do not include all disclosures required for annual financial statements, which are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s Form 10-K for the year ended December 31, 2004. These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

(c)	Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

Furniture and fixtures	20%	Declining balance
Computer software	100%	Declining balance
Computer hardware	30%	Declining balance
Leasehold improvements	3-5 years	Straight-line

(d)	Goodwill

Goodwill is the excess of the purchase price of assets over the fair value of the underlying net identifiable assets. The Company has adopted CICA Handbook Section 3062 “Goodwill and Other Intangible Assets”, which states that goodwill and indefinite life intangible assets should no longer be amortized, but should be tested for impairment at least on an annual basis. The Company has determined that there was no condition existing to indicate a permanent decline in the value of the goodwill as at the period end.

(e)	Impairment charges

At least annually and when events and circumstances warrant a review, the Company evaluates the carrying value of its assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment in assets is written down and charged to earnings in the year.

(f)	Revenue recognition

The company has adopted the provisions of EIC - 123 and EITF 99-19. Both address the reporting of revenue on a gross basis as a principal versus on a net basis as an agent. The pronouncements generally state that revenue should be reported on a gross basis if:

•	The enterprise is the primary obligor in the relationship;
•	The enterprise has latitude in establishing price;
•	The enterprise performs part of the service;

•	The enterprise has discretion in supplier selection;
•	The enterprise is involved in the determination of service specifications; and
•	The enterprise has credit risk.

With the exception of determining how the specific service is delivered, MEII meets the six tests identified for each of its service offerings. Accordingly revenue is reported on a gross basis for all business units.

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

Contracts are both fee-for-service and fixed monthly contracts. Contracts are negotiated annually and are cancelable by either party on 60 days notice.

Revenue is recognized on a current basis, as services are delivered.

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

Revenue is recognized on a current basis, as services are delivered.

(3) Healthcare Consulting:

Revenue is reported on a gross basis.

MEII is involved with several provincial governments, advising on a variety of issues related to primary care staffing, training and integrated service delivery models. MEII also advises several aboriginal communities with regards to healthcare infrastructure service delivery issues.

Revenue is recognized over the life of the contracts, based on pre-defined milestones.

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

Revenue is recognized on a current basis, as services are delivered.

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

The Company maintains its books and records in Canadian dollars. The consolidated financial statements are converted to U.S. dollars as the Company is a reporting issuer under the Securities laws of the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders’ equity (deficit) is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the consolidated financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in the cumulative translation adjustment.

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

The summarized statements of income for the Discontinued Business for the six months ended June 30, 2005 and 2004 are as follows:

	Jun-05	Jun-04

Revenue	$11,094,253	$10,108,387
Physician fees and other direct costs	10,344,992	9,468,043
Gross margin	749,261	640,344
Operating, general and administrative expenses	489,700	341,630
Depreciation	6,832	11,678
Interest and financing	65,390	83,784
Income from discontinued operations	$187,339	$203,252

The summarized balance sheets for the Discontinued Business as at June 30, 2005 and December 31, 2004 are as follows:

	Jun-05	Dec-04

Current assets
Cash	$6,256	$800
Accounts receivable	1,168,219	2,652,044
Prepaid expenses and other	0	2,254
	1,174,475	2,655,098
Property, plant and equipment	30,970	38,596
	$1,205,445	$2,693,694
Current liabilities
Accounts payable and accrued liabilities	$1,372,549	$3,606,476
	1,372,549	3,606,476
Long-term liabilites
Accounts payable and accrued liabilities	720,431	894,517
	$2,092,980	$4,500,993
Net assets	($887,535)	($1,807,299)

5. CAPITAL STOCK

On June 15, 2004, the Company issued 39,360,272 common shares for $4,500,000. As a condition of the transaction, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares; and unpaid preferred share dividends, in the amount of $579,582, were forgiven.

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

In addition to issuing the common shares, MEII also issued to the Investors and the former Preferred Shareholder, anti-dilution warrants (the “New Warrants”) to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the Investors and former Preferred Shareholder to maintain their pro rata share of their equity position.

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

During the second quarter of 2005, an amount of $18,241 has been recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the second quarter of 2005. These amounts have been credited to contributed surplus.

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

During the second quarter of 2004, 1,000,000 options were granted to each of two employees, and 150,000 each to two other employees, at an exercise price of $0.115 per option. Twenty per cent of these options lapsed at June 30, 2005, when specified earnings tests were not achieved. The remaining 80% of these options are subject to future earnings tests. Since the earnings tests are in a future period, no expense is recognized in the current quarter.

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

	Capital Stock	Contributed Surplus

Balance at December 31, 2003	$11,544,736	$2,397,849
Stock compensation expense for 2004	0	98,622
Fair value of options in connection with acquisition of a clinic	0	39,938
	11,544,736	2,536,409
Shares issued to new investors	4,500,000	0
	16,044,736	2,536,409
Elimination of Sept 30, 2004 deficit	(14,422,673)	(2,469,329)
Elimination of Dec 31, 2004 deficit*	(260,783)	0
Balance at December 31, 2004	1,361,280	67,080
Stock compensation expense for 2005	0	269,358
Balance at June 30, 2005	$1,361,280	$336,438

* In December 2004, the Company changed its accounting policy regarding its promissory notes, as required by section 3860 of the CICA Handbook. Had this change been made in September 2004, the amount of the deficit eliminated would have been higher. To capture the essence of this change in accounting policy, we have modified the calculation of deficit elimination accordingly.

8. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $28,329 (Cdn $35,000) were paid to each of two directors, who have been retained as consultants.

9. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”), which conform in all material respects with those in the United States (“U.S. GAAP”) during the periods presented, except with respect to the following:

(a) Shareholders’ equity (deficit)

Under Canadian GAAP, the purchase price of an acquisition is determined based on the share price on the date the transaction is consummated. Under U.S. GAAP, the purchase price of an acquisition where shares are issued is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price used for the YFMC Healthcare Inc. acquisition under Canadian GAAP was $1.25. The share price used for the YFMC Healthcare Inc. acquisition under U.S. GAAP was $1.859. The differential was allocated to Goodwill at that time. Subsequently the Goodwill was impaired and written-off.

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

Under U.S. GAAP the effect on shareholders’ equity (deficit) would be adjusted as follows:

	June 2005	December 2004
Capital stock (as previously shown)	$1,361,280	$1,361,280
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock - U.S. GAAP	2,412,746	2,412,746
Contributed surplus (as previously shown)	336,438	67,080
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	372,844	103,486
Deficit (as previously shown)	(749,747)	(68,320)
Cumulative translation adjustment	(820,200)	(800,791)
Shareholders’ equity - U.S. GAAP	$1,215,643	$1,647,121

(b) Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive loss for the six months ended June 30, 2005 and 2004 would be adjusted as follows:

	June	June
	2005	2004

Net loss - U.S. GAAP	($681,426)	($307,912)
Foreign currency translation adjustment	(19,409)	75,579
Comprehensive loss	($700,835)	($232,333)

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

(ii)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a customer. Based on the advice of counsel, the Company is of the view that it is unlikely that the Company will be found liable for these costs. The costs associated with this contingent liability range from $400 thousand to $1.3 million.

(iii)
Claims have been made against the Company for general damages for breach of contract and in tort. A claim for approximately $423,000 has been made against the company for wrongful termination of a person working on a third party contract. A second claim for unspecified damages has been made against the company for wrongful dismissal and breach of contract. The Company’s lawyers are of the view that liability, if any, would be the responsibility of the third party contractor. The Company’s lawyers are of the opinion that the amount claimed grossly exceeds what a court would award in light of the current law. Since the Company’s lawyers are of the opinion that these claims are unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements.

(iv)
The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next seven years, during the respective lease terms, totals $1.7 million. In July of this year the Company was notified that one of the third parties was in default on their rent, in the amount of $29 thousand. We have been in touch with the third party and they are endeavoring to remedy the situation.

Any liability resulting from the above will be reflected as a charge to income in the year incurred.

11. COMPARATIVE FIGURES

Certain figures in the 2004 financial statements have been reclassified and restated to conform with the basis of presentation in 2005

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

The Company's operations are divided into three units: Staffing Solutions, Medical Services and Healthcare Consulting Services.

STAFFING SOLUTIONS

Hospitals are increasingly turning to third-party experts to devise and implement improvements to the recruitment and management of their clinical staff. We provide physician staffing services to approximately 38 healthcare facilities in various provinces, including rural and urban facilities as well as tertiary care centers. In 2004 the company introduced Primary Health Care Nurse Practitioners to our mix of healthcare providers in hospitals.

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

In March 2005, MEII reached an understanding with the Ontario Pharmacists’ Association, to create a program to provide temporary placement of pharmacists in pharmacies across the province. MEII will be responsible for the recruitment, credentialing, placement and monitoring of the pharmacists.

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

Pain Management Services
Med-Emerg’s chronic pain management service, CPM Health Centres (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. Two additional locations have since been opened. CPM has developed a standardized approach to the treatment of chronic pain, using an integrated multi-disciplinary approach including anesthetists, ER physicians, physiotherapists and chiropractors, amongst others.

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

With the objective of reducing these waiting times, the Company has created a two-pronged approach to improving service availability to that require professional chronic pain management care. The Company developed and launched a training program specifically designed to educate emergency room physicians in chronic pain management. The first group has completed the didactic portion of the training program. MEII is now scheduling these doctors in our Toronto-area clinics to complete the clinical portion of their training.

Preliminary plans have been completed to increase the capacity and throughput of the Scarborough clinic by doubling the number of clinical pain providers and increasing the hours and days of operation of the facility.

Plans are underway to open additional sites in 2005.

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently, the Company is involved with several provincial governments, advising on a variety of issues related to primary care staffing, training and integrated service delivery models. The Company is currently completing a project the four Atlantic Provinces (New Brunswick, Nova Scotia, PEI and Newfoundland and Labrador) and has created an innovative health human resource planning tool which is focused on a needs based model as opposed to the traditional supply based design. The Atlantic project has received wide recognition in the marketplace, and it is reasonable to expect new business opportunities as a result of this. The Company has recently been awarded contracts by the Canadian Nurses Association and the Canadian Medical Association in addition to several other smaller healthcare consulting projects.

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

In May 2004, Public Works and Government Services Canada (PWGSC) re-tendered the Contract, which was set to expire March 31, 2005. The Company responded to the tender proposal and its bid was one of three considered by PWGSC. In December 2004 MEII learned that it was not successful in its bid to win a follow-on contract with DND. Its contractual relationship with the Canadian government for DND medical staffing services ended on March 31, 2005.

After learning that its bid had not been successful, in January 2005 the Company launched a Cdn.$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  The Company believes that the successful bidder used confidential information obtained through the hiring of a former MEII employee to win the contract, and that the former MEII employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to Med-Emerg.  On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (CITT).  The CITT is the administrative tribunal in Canada with the jurisdiction to conduct inquiries into complaints by potential suppliers concerning procurement by the federal government departments and agencies, including DND and PWGSC. In its submission to the CITT, Med-Emerg questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract, valued at $448,810,965, was conducted, including the evaluation of its proposal submitted in response to the Request for Proposal (RFP). Specifically, the Company alleged that PWGSC:

ð	Awarded the contract to a bidder that did not meet the mandatory requirements of the bid;
ð	Introduced unpublished evaluation criteria to the evaluation process, and
ð	Failed to properly apply the published evaluation criteria.

In filing the complaint, the company sought to terminate the contract award to the winning bidder, to have MEII awarded the contract, or in the alternative, to have a new bid process conducted.  In the further alternative, the Company asked that it be compensated for lost profit on the contract and the costs associated with the filing of the complaint. On June 15, 2005 the CITT ruled that the Company’s complaint against PWGSC was valid, in part, and awarded the Company its reasonable costs. On July 15, 2005 the Company filed an application for judicial review into the CITT decision. In its decision CITT held that PWGSC breached the applicable trade agreements in conducting its procurement. Despite this, the CITT declined to grant any remedy aside from the award of reasonable costs.

RESULTS OF OPERATIONS

NET LOSS BEFORE DISCONTINUED OPERATIONS

The Company reported a net loss before discontinued operations of $868,765 for the six months ended June 30, 2005 compared to a net loss of $1,275,560 for the six months ended June 30, 2004. The loss amounted to $0.01 per share for continuing operations for the six months ended June 30, 2005 compared with a loss of $0.04 per share for continuing operations for the six months ended June 30, 2004.

The Company reported a net loss before discontinued operations of $300,998 for the three months ended June 30, 2005 compared to a net loss of $958,492 for the three months ended June 30, 2004. The loss amounted to $0.01 per share for continuing operations for the three months ended June 30, 2005 compared with a loss of $0.02 per share for continuing operations for the three months ended June 30, 2004.

The main reasons for the decrease in loss are the increased revenues, the non-recurrence of closing costs and the lower amounts of Interest and financing expenses. Furthermore, the Company continues to implement its strategic plan of realigning the business units and pursuing profitable opportunities that are consistent with its current operating strategy.

REVENUE

The Company’s revenue for the six months ended June 30, 2005 increased to $6,090,045, compared to $4,624,182 for the six months ended June 30, 2004 or by 32%.

The Company’s revenue for the three months ended June 30, 2005 increased to $3,010,613, compared to $2,178,969 for the three months ended June 30, 2004 or by 38%.

This revenue increase was mainly attributable to the Medical Services Division where increases were experienced in both the Infusion Services and the Pain Management segments of the business.

Revenue from the Institutional Staffing Division increased to $3,948,318 for the six months ended June 30, 2005 compared to $3,714,987 for the six months ended June 30, 2004 an increase of approximately 6%.

Revenue from the Infusion Services Division increased significantly to $836,419 for the six months ended June 30, 2005 compared to $522,390 for the six months ended June 30, 2004 an increase of approximately 60%. This increase results from a similar increase in the number of Remicade infusions.

Revenue from the Pain Management segment was $829,048 for the six months ended June 30, 2005 as compared to $NIL for the corresponding period last year. The Pain Management division commenced operations in November 2004.

Revenue from the Healthcare Consulting division increased to $476,260 for the six months ended June 30, 2005 compared to $386,805 for the corresponding period in the prior year, an increase of approximately 23%.

GROSS MARGIN

Gross Margin (revenue less direct costs) for the six months ended June 30, 2005 increased to $1,568,766 compared to $1,111,215 for the six months ended June 30, 2004, an increase of approximately 41%.

Gross Margin (revenue less direct costs) for the three months ended June 30, 2005 increased to $760,893 compared to $567,826 for the three months ended June 30, 2004, an increase of approximately 34%.

This increase in gross margin was due to the Medical Services Division which enjoyed increased gross margins associated with growth in the division.

OPERATING EXPENSES

Operating expenses from continuing operations totaled $2,075,326 for the six months ended June 30, 2005 compared to $2,234,432 for the six months ended June 30, 2004, a decrease of approximately 7%. There was an increase in salaries and benefits but there were no closing costs as compared to the prior period.

AMORTIZATION AND INTEREST

Interest and financing costs were eliminated in the period, decreasing from $83,857 for the six months ended June 30, 2004 to a positive balance of $7,115 for the six months ended June 30, 2005. This is due to the fact that, with the equity financing, the Company has reduced its reliance on banks and other financial institutions.

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

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure procedures are designed to comply with the regulations established by the U.S. Securities and Exchange Commission.

Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the six months ended June 30, 2005 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

(ii)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a customer. Based on the advice of counsel, the Company is of the view that it is unlikely that the Company will be found liable for these costs. The costs associated with this contingent liability range from $400 thousand to $1.3 million.

(iii)
Claims have been made against the Company for general damages for breach of contract and in tort. A claim for approximately $423,000 has been made against the company for wrongful termination of a person working on a third party contract. A second claim for unspecified damages has been made against the company for wrongful dismissal and breach of contract. The Company’s lawyers are of the view that liability, if any, would be the responsibility of the third party contractor. The Company’s lawyers are of the opinion that the amount claimed grossly exceeds what a court would award in light of the current law. Since the Company’s lawyers are of the opinion that these claims are unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements.

(iv)
The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next seven years, during the respective lease terms, totals $1.7 million. In July of this year the Company was notified that one of the third parties was in default on their rent, in the amount of $29 thousand. We have been in touch with the third party and they are endeavoring to remedy the situation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2004, the Company issued 39,360,272 common shares for $4,500,000. As a condition of the transaction, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares; and unpaid preferred share dividends, in the amount of $579,582, were forgiven.

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

In addition to issuing the common shares, MEII also issued to the Investors and the former Preferred Shareholder, anti-dilution warrants (the “New Warrants”) to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the Investors and former Preferred Shareholder to maintain their pro rata share of their equity position.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications. Filed herewith.
Exhibit 32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

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

Date: August 15, 2005