Form 10-Q
period 2005-09-30
MED-EMERG INTERNATIONAL INC
filed 2005-11-14
CIK 1030179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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

The aggregate market value of the shares of Common Stock (based upon the closing sales price of the Company’s Common Stock as reported on the OTC Bulletin Board on September 30, 2005) of the registrant held by non-affiliates was approximately US$ 11,655,000.

As of September 30, 2005, 58,277,696 shares of the registrant’s Common Stock were outstanding.

(All figures in US dollars unless otherwise indicated.)

MED-EMERG INTERNATIONAL INC.

SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-Q

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

PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at September 30, 2005 (unaudited) and December 31, 2004 (audited)

Consolidated Statement of Operations and Deficit for the three months and nine months ended September 30, 2005 and 2004 (unaudited)

Consolidated Statement of Cash Flows for the three months and nine months ended September 30, 2005 and 2004 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Med-Emerg International Inc.
Consolidated Balance Sheet
As at September 30, 2005 (Unaudited) and December 31, 2004 (Audited)
(in US$)

	Sept 30	December 31
	2005	2004
Assets
Current assets
Cash	$531,871	$2,312,156
Accounts receivable	2,242,275	1,452,586
Prepaid expenses and other	76,962	72,557
Discontinued operations (note 4)	1,046,531	2,655,098
	3,897,639	6,492,397
Long-term investment	83,195	83,195
Property, plant and equipment	461,584	470,243
Goodwill	237,596	237,596
Discontinued operations (note 4)	30,062	38,596
	$4,710,076	$7,322,027
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,982,584	$1,661,794
Discontinued operations (note 4)	1,413,308	3,606,476
	3,395,892	5,268,270
Long-term liabilities
Notes payable	599,991	599,991
Discontinued operations (note 4)	675,582	894,517
	4,671,465	6,762,778
Contingent liabilities (note 9)
Shareholders' Equity
Capital stock (note 5)	16,044,736	16,044,736
Contributed surplus (note 6)	2,833,553	2,536,409
Deficit (note 10)	(18,039,689)	(17,221,105)
Cumulative translation adjustment	(799,989)	(800,791)
	38,611	559,249
	$4,710,076	$7,322,027

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations and Deficit
Three and nine months ended September 30, 2005 and 2004 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sept 30	Sept 30	Sept 30	Sept 30
	2005	2004	2005	2004
Revenue	$4,109,121	$2,281,743	$10,199,166	6,905,925
Less: Physician fees and other direct costs	3,103,642	1,748,042	7,624,921	5,261,009
	1,005,479	533,701	2,574,245	1,644,916
Expenses
Salaries and benefits	610,671	521,706	1,881,950	1,432,679
General and administration	223,424	254,224	655,170	685,728
Occupancy costs and supplies	121,261	49,785	350,158	219,233
Closing costs	-	4,682	-	596,967
Travel and marketing	34,538	43,044	177,942	173,266
	989,894	873,441	3,065,220	3,107,873
Earnings (Loss) before under noted items	15,585	(339,740)	(490,975)	(1,462,957)
Interest income	781	-	(6,334)	0
Interest and financing expenses	-	78,362	-	162,219
Amortization of property, plant, and equipment	60,897	32,010	160,859	55,050
Stock compensation expense	27,786	26,034	297,144	71,480
	89,464	136,406	451,669	288,749
Net loss before discontinued operations	(73,879)	(476,146)	(942,644)	(1,751,706)
Discontinued operations
Income (loss) from discontinued operations (note 4 )	(63,279)	241,279	124,060	678,673
Net loss	(137,158)	(234,867)	(818,584)	(1,073,033)
Preferred share dividends	-	-	-	(33,223)
Forgiveness of preferred share dividends	-	-	-	563,477
Net loss attributable to common shareholders	(137,158)	(234,867)	(818,584)	(542,779)
Deficit, beginning of the period	(17,902,531)	(16,733,221)	(17,221,105)	(16,425,309)
Deficit, end of the period	$(18,039,689)	$(16,968,088)	$(18,039,689)	$(16,968,088)
Basic loss per common share
Continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.04)
Discontinued operations	$(0.00)	$0.00	$0.00	$0.02
Weighted average common shares outstanding	58,277,696	58,277,696	58,277,696	31,217,545

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
Three and nine months ended September 30, 2005 and 2004 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sept 30	Sept 30	Sept 30	Sept 30
	2005	2004	2005	2004
Cash Flows from Operating Activities
Net loss before discontinued operations	$(73,879)	$(480,337)	$(942,644)	$(1,755,897)
Adjustments for:
Amortization of property, plant and equipment	60,897	32,010	160,859	55,050
Stock compensation expense	27,786	26,034	297,144	71,480
	14,804	(422,293)	(484,641)	(1,629,367)
Decrease in non-cash working capital components	(97,902)	(582,722)	(473,304)	(420,079)
Discontinued operations (note 4)	63,088	(649,373)	(670,131)	(866,114)
	(20,010)	(1,654,388)	(1,628,076)	(2,915,560)
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(51,185)	(127,364)	(152,200)	(311,170)
Discontinued operations (note 4)	(1,605)	(3,734)	(811)	(15,107)
	(52,790)	(131,098)	(153,011)	(326,277)
Cash Flows from Financing Activities
Demand loan	-	(455,412)	-
Common shares issued	-	-	-	4,500,000
	-	(455,412)	-	4,500,000
Effect of foreign currency exchange rate changes	20,211	80,090	802	142,186
Increase (decrease) in cash	(52,589)	(2,160,808)	(1,780,285)	1,400,349
Cash, beginning of the period	584,460	3,941,467	2,312,156	380,310
Cash, end of the period	$531,871	$1,780,659	$531,871	$1,780,659

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2005 and 2004

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

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario, British Columbia and Nova Scotia. At September 30, 2005, the Company had about 50 physician and nurse staffing contracts.

The Medical Services division provides special access Remicade’ infusion services to patients suffering from Crohn’s disease and rheumatoid arthritis at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Canadians who experience chronic pain. The Company now offers these services at four locations in the Greater Toronto Area.

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

The consolidated financial statements are expressed in U.S. dollars. Differences between Canadian and United States accounting principles are described in note 8.

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

c)    Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

Furniture and fixtures	20%	Declining balance
Computer software	100%	Declining balance
Computer hardware	30%	Declining balance
Leasehold improvements	3-5 years	Straight-line

d)    Goodwill

Goodwill is the excess of the purchase price of assets over the fair value of the underlying net identifiable assets. The Company has adopted CICA Handbook Section 3062 “Goodwill and Other Intangible Assets”, which states that goodwill and indefinite life intangible assets should no longer be amortized, but should be tested for impairment at least on an annual basis. The Company is unaware of any condition existing to indicate a permanent decline in the value of the goodwill as at the period end. An evaluation for determining whether a condition exists to indicate a permanent decline in the value of goodwill, will be undertaken at the year end.

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

(1)    Staffing Solutions:

Revenue is reported on a gross basis.

MEII acts as a principal in providing these services. MEII (a) negotiates price with the customers; and (b) contracts with emergency room physician and nursing personnel to provide services to hospitals and correctional facilities in Ontario, British Columbia and Nova Scotia, a mix of rural and urban facilities including tertiary care centres. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

Contracts are both fee-for-service and fixed monthly contracts. Contracts are negotiated annually and are cancelable by either party on 60 days notice.

Revenue is recognized on a current basis, as services are delivered.

(2)    Medical Services:

Revenue is reported on a gross basis.

Under contracts with Schering-Plough Canada and Novartis Pharmaceuticals Canada Inc, MEII acts as the coordinator for the community-based infusion of certain medications for the treatment of patients with rheumatoid arthritis, Chron’s disease and certain cancers. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

The Company acts as the principal in providing pain management treatments to patients in its Toronto-based clinics. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

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

(4)    Government Healthcare Services (Includes Department of National Defence (“DND”))- Discontinued Operations:

Revenue is reported on a gross basis.

MEII negotiated an administrative management contract with Public Works and Government Services Canada (“PWGSC”) to provide personnel to Canadian armed forces across Canada on behalf of the Minister of National Defence.

Under the terms of the contract, MEII had the responsibility to hire medical personnel and support staff and where necessary provide appropriate training and supervision of the work performed at the respective bases across Canada. MEII billed DND for the work performed by these individuals and in turn paid the medical personnel and support staff based on the terms of the respective contracts signed with them. In the event of payment dispute, MEII had the credit risk. This contract expired on March 31, 2005.

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

(i)    Foreign currency translation

The Company maintains its books and records in Canadian dollars. The consolidated financial statements are converted to U.S. dollars as the Company is a reporting Company under the Securities laws of the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders’ equity (deficit) is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the consolidated financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in the cumulative translation adjustment.

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

The summarized statements of income for the Discontinued Business for the nine months ended September 30, 2005 and 2004 are as follows:

	Sep-05	Sep-04
Revenue	$11,197,573	$27,921,872
Physician fees and other direct costs	10,439,851	26,064,964
Gross margin	757,722	1,856,908
Operating, general and administrative expenses	557,909	973,941
Amortization	9,345	35,180
Interest and financing	66,409	169,114
Income from discontinued operations	$124,059	$678,673

The summarized balance sheets for the Discontinued Business as at September 30, 2005 and December 31, 2004 are as follows:

	Sep-05	Dec-04
Current assets
Cash	$7,040	$800
Accounts receivable	1,039,491	2,652,044
Prepaid expenses and other	0	2,254
	1,046,531	2,655,098
Property, plant and equipment	30,062	38,596
	$1,076,593	$2,693,694
Current liabilities
Accounts payable and accrued liabilities	$1,413,308	$3,606,476
Long-term liabilites
Accounts payable and accrued liabilities	675,582	894,517
	$2,088,890	$4,500,993
Net assets	($1,012,297)	($1,807,299)

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

During the third quarter of 2005, an amount of $27,786 has been recorded as stock compensation expense. This amount has been credited to contributed surplus. This includes 100,000 options granted during the third quarter, alongwith stock compensation expense for options granted to an employee in 2004 for the portion that vested in the third quarter of 2005.

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

7.    RELATED PARTY TRANSACTIONS

Consulting fees of approximately $28,592 (Cdn $35,000) were paid to each of two directors, who have been retained as consultants. Besides, amounts of $9,803 (Cdn $12,000) were paid to a company associated with a director, in consideration for the provision of office and related services in the United Kingdom.

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

Under U.S. GAAP the effect on shareholders’ equity (deficit) would be adjusted as follows:

	September 2005	December 2004
Capital stock (as previously shown)	$16,044,736	$16,044,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock - U.S. GAAP	17,096,202	17,096,202
Contributed surplus (as previously shown)	2,833,553	2,536,409
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	2,869,959	2,572,815
Deficit (as previously shown)	(18,039,689)	(17,221,105)
Cumulative translation adjustment	(799,989)	(800,791)
Shareholders’ equity - U.S. GAAP	$1,126,483	$1,647,121

(b)    Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S.

GAAP, the comprehensive loss for the nine months ended September 30, 2005 and 2004 would be adjusted as follows:

	Sept	Sept
	2005	2004
Net loss - U.S. GAAP	($818,584)	($542,779)
Foreign currency translation adjustment	802	142,186
Comprehensive loss	($817,782)	($400,593)

9.    CONTINGENT LIABILITIES

(i)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a customer. Based on the advice of counsel, the Company is of the view that it is unlikely that the Company will be found liable for these costs. The costs associated with this contingent liability range from $400 thousand to $1.3 million.

(ii)
Claims have been made against the Company for general damages for breach of contract and in tort.A claim for approximately $423,000 has been made against the company for wrongful termination of a person working on a third party contract. A second claim for unspecified damages has been made against the company for wrongful dismissal and breach of contract. The Company’s lawyers are of the view that liability, if any, would be the responsibility of the third party contractor. The Company’s lawyers are of the opinion that the amount claimed grossly exceeds what a court would award in light of the current law. Since the Company’s lawyers are of the opinion that these claims are unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements.

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

10.    DEFICIT

On August 18, 2004, at the Company’s Annual and Special meeting of shareholders, shareholders adopted a resolution to reduce the stated capital account of common shares, by the amount of the deficit as at the end of the fiscal quarter following the shareholders’ meeting.

However, on the recommendation of the US Securities and Exchange Commission, the financial statements have been revised to reverse the effects of the quasi reorganization.

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

The Company's operations are divided into three units: Staffing Solutions, Medical Services and Healthcare Consulting Services.

STAFFING SOLUTIONS

Hospitals are increasingly turning to third-party experts to devise and implement improvements to the recruitment and management of their clinical staff. We provide physician staffing services to approximately 50 healthcare facilities in various provinces, including rural and urban facilities as well as tertiary care centers. In 2004 the company introduced Primary Health Care Nurse Practitioners to our mix of healthcare providers in hospitals.

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

Pain Management Services
Med-Emerg’s chronic pain management service, CPM Health Centres (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. Three additional locations have since been opened. CPM has developed a standardized approach to the treatment of chronic pain, using an integrated multi-disciplinary approach including anesthetists, ER physicians, physiotherapists and chiropractors, amongst others.

It is estimated that more than 20% of Canadians suffer from chronic pain (unexplained pain lasting more than 6 months). This equates to more than 1,500,000 people living in southern Ontario who would potentially access medical services for the treatment of pain. Existing facilities in the region are backlogged with waiting times of 4-6 months. Due to the large demand, existing facilities in the rural areas are backlogged with waiting times of between 4-12 months.

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

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently, the Company is involved with several provincial governments, advising on a variety of issues related to primary care staffing, training and integrated service delivery models. The Company recently completed a project for the four Atlantic Provinces (New Brunswick, Nova Scotia, PEI and Newfoundland and Labrador) and has created an innovative health human resource planning tool which is focused on a needs based model as opposed to the traditional supply based design. The Atlantic project has received wide recognition in the marketplace, and it is reasonable to expect new business opportunities as a result of this. The Company has recently been awarded contracts by the Canadian Nurses Association and the Canadian Medical Association in addition to several other smaller healthcare consulting projects.

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

After learning that its bid had not been successful, in January 2005 the Company launched a Cdn.$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  The Company believes that the successful bidder used confidential information obtained through the hiring of a former MEII employee to win the contract, and that the former MEII employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to Med-Emerg.  On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (CITT).  The CITT is the administrative tribunal in Canada with the jurisdiction to conduct inquiries into complaints by potential suppliers concerning procurement by the federal government departments and agencies, including DND and PWGSC. In its submission to the CITT, Med-Emerg questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract, valued at $448,810,965, was conducted, including the evaluation of its proposal submitted in response to the Request for Proposal (RFP). Specifically, the Company alleged that PWGSC:

>	Awarded the contract to a bidder that did not meet the mandatory requirements of the bid;
>	Introduced unpublished evaluation criteria to the evaluation process, and
>	Failed to properly apply the published evaluation criteria.

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

RESULTS OF OPERATIONS

NET LOSS BEFORE DISCONTINUED OPERATIONS

The Company reported a net loss before discontinued operations of $942,644 for the nine months ended September 30, 2005 compared to a net loss of $1,755,897 for the nine months ended September 30, 2004. The loss amounted to $0.02 per share for continuing operations for the nine months ended September 30, 2005 compared with a loss of $0.04 per share for continuing operations for the nine months ended September 30, 2004.

The Company reported a net loss before discontinued operations of $73 thousand for the three months ended September 30, 2005 compared to a net loss of $480 thousand for the three months ended September 30, 2004. The loss amounted to $0.00 per share for continuing operations for the three months ended September 30, 2005 compared with a loss of $0.01 per share for continuing operations for the three months ended September 30, 2004.

The most significant elements contributing to the decreased losses for the nine month period are an increase in gross margin of about $900 thousand, the non-recurrence of closing costs of $600 thousand and the reduction of interest and financing costs of $170 thousand. These were partially offset by increased salaries of $450 thousand, increased occupancy costs of $130 thousand, increased amortization costs of $105 thousand, and increased stock compensation costs of $230 thousand.

For the three months ended September 30, 2005, the decreased losses are largely attributable to an increase in gross margin of $470 thousand a reduction in interest and financing costs of $80 thousand and a reduction of other costs totaling $15 thousand. These were partially offset by increased salaries of $90 thousand and occupancy costs of $70 thousand.

The Company continues to implement its strategic plan of realigning the business units and pursuing profitable opportunities that are consistent with its current operating strategy.

REVENUE

The Company’s revenue for the nine months ended September 30, 2005 increased to $10.2 million compared to $6.9 million for the nine months ended September 30, 2004 or by 48%.

The Company’s revenue for the three months ended September 30, 2005 increased to $4.1 million, compared to $2.3 million for the three months ended September 30, 2004 or by 80%.

This revenue increase was mainly attributable to the Medical Services Division where increases were experienced in both the Infusion Services and the Pain Management segments of the business.

Revenue from the Institutional Staffing Division increased to $6.7 million for the nine months ended September 30, 2005 compared to $5.5 million for the nine months ended September 30, 2004 an increase of approximately 22%.

Revenue from the Infusion Services Division increased significantly to $1.3 million for the nine months ended September 30, 2005 compared to $.8 million for the nine months ended September 30, 2004 an increase of approximately 63%. This increase results from a similar increase in the number of Remicade infusions.

Revenue from the Pain Management segment was $1.0 million for the nine months ended September 30, 2005 as compared to $NIL for the corresponding period last year. The Pain Management division commenced operations in November 2004.

Revenue from the Healthcare Consulting division increased to $.76 million for the nine months ended September 30, 2005 compared to $0.59 million for the corresponding period in the prior year, an increase of approximately 30%.

GROSS MARGIN

Gross Margin (revenue less direct costs) for the nine months ended September 30, 2005 increased to $2.6 million compared to $1.6 million for the nine months ended September 30, 2004, an increase of approximately 56%.

Gross Margin (revenue less direct costs) for the three months ended September 30, 2005 increased to $1.0 million compared to $0.5 million for the three months ended September 30, 2004, an increase of approximately 88%.

This increase in gross margin was due to the Medical Services Division which enjoyed increased gross margins associated with growth in the division.

OPERATING EXPENSES

Operating expenses from continuing operations totaled $3.,1 million for the nine months ended September 30, 2005 compared to $3.1for the nine months ended September 30, 2004 There was an increase in salaries and benefits of $0.45 million plus various other costs totaling $0.15 million but these were offset with the non-recurrence of closing costs as compared to the prior period.

AMORTIZATION AND INTEREST

Interest and financing costs were eliminated in the period, decreasing from $162 thousand for the nine months ended September 30, 2004 and yielding interest income of $6 thousand for the nine months ended September 30, 2005. This is due to the fact that, with the equity financing, the Company has reduced its reliance on banks and other financial institutions.

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

The Company's chief executive officer and chief financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures during the nine months ended September 30, 2005 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(i)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a customer. Based on the advice of counsel, the Company is of the view that it is unlikely that the Company will be found liablefor these costs. The costs associated with this contingent liability range from $400 thousand to $1.3 million.

(ii)
Claims have been made against the Company for general damages for breach of contract and in tort.A claim for approximately $423,000 has been made against the company for wrongful termination of a person working on a third party contract. A second claim for unspecified damages has been made against the company for wrongful dismissal and breach of contract. The Company’s lawyers are of the view that liability, if any, would be the responsibility of the third party contractor. The Company’s lawyers are of the opinion that the amount claimed grossly exceeds what a court would award in light of the current law. Since the Company’s lawyers are of the opinion that these claims are unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements.

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

Date: November 14, 2005