Form 10-K/A
period 2004-12-31
MED-EMERG INTERNATIONAL INC
filed 2005-11-30
CIK 1030179

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

The primary benefit to DND from this contract is the creation of a “one-stop shopping” arrangement for the military base. As part of a national organization, the Company’s recruiters source health service providers from all regions of Canada. Because of its long-term relationships with its employees and sub-contractors, and its ability to react quickly to changing local conditions, the Company provides stability in the workforce and enhances continuity in the delivery of patient care for the DND.

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

After learning that its bid had not been successful, in January 2005 the Company launched a Cdn.$100,000,000 lawsuit against the winning bidder and a former employee of the Company. Med-Emerg believes that the successful bidder used confidential information obtained through the hiring of a former Med-Emerg employee to win the contract, and that the former Med-Emerg employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to Med-Emerg. On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (CITT). The CITT is the administrative tribunal in Canada with the jurisdiction to conduct inquiries into complaints by potential suppliers concerning procurement by the federal government departments and agencies, including DND and PWGSC.. In its submission to the CITT, Med-Emerg questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract, valued at $448,810,965, was conducted, including the evaluation of its proposal submitted in response to the Request for Proposal (RFP). Specifically, Med-Emerg alleges that PWGSC:

[	Awarded the contract to a bidder that did not meet the mandatory requirements of the bid;
[	Introduced unpublished evaluation criteria to the evaluation process, and
[	Failed to properly apply the published evaluation criteria.

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

Claims have been made against the Company for general damages for breach of contract and in tort. A claim for approximately $423,000 has been made against the company for wrongful termination of a person working on a third party contract. The Company’s lawyers are of the opinion that the amount claimed grossly exceeds what a court would award in light of the current law. Another claim of approximately $ 1,833,000 plus interest and costs has been made against the Company, for amongst other things, defamation and economic loss in regards to a healthcare provider working on a third-party contract. The Company’s lawyers are of the opinion that the amounts claimed are excessive and that if there is any liability on the Company, then the third-party contractor should be responsible to indemnify the Company. Since the Company’s lawyers are of the opinion that these claims are unlikely to succeed, no provision has been made in respect thereof in these revised consolidated financial statements.

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

The following selected revised consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the revised consolidated financial statements, related notes thereto, other financial data, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	US$
	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue	48,447,687	54,335,558	37,428,043	15,813,250	15,532,767
Physician fees and other direct costs	43,693,380	49,217,416	34,382,752	13,223,282	10,011,764
Gross Profit	4,754,307	5,118,142	3,045,291	2,589,968	5,521,003
Operating expenses before undernoted items	4,810,341	4,678,665	2,704,529	2,439,373	6,103,860
Depreciation and amortization	182,399	120,924	102,345	92,575	1,590,006
Other expenses	1,102,772	1,730,587	827,336	2,078,753	1,291,150
	6,095,512	6,530,176	3,634,210	4,610,701	8,985,016
Loss before income taxes	(1,341,205)	(1,412,034)	(588,919)	(2,020,733)	(3,464,013)
Income taxes (recovery)	-	(2,458)	-	1,248,016	(978,189)
Minority interest	-	(2,095)	(2,211)	1,926	(318,223)
Discontinued operations	-	(167,169)	(16,956)	(3,470,892)	-
Net loss - Canadian GAAP	(1,341,205)	(1,574,650)	(603,664)	(6,741,567)	(2,167,601)
Net loss - US GAAP	(1,176,578)	(1,983,291)	(619,214)	(6,964,095)	(3,689,914)
Preferred share dividends	(34,173)	(135,006)	(134,983)	(134,870)	(131,240)
Forgiveness of Preferred share dividends	579,582	-	-	-
Net loss attributable to common shareholders - Canadian GAAP	(795,796)	(1,709,656)	(738,647)	(6,876,437)	(2,298,841)
Net loss attributable to common shareholders - US GAAP	(631,169)	(2,118,297)	(754,197)	(7,098,965)	(3,821,154)
Basic loss per common share(1)
Continuing operations	(0.02)	(0.16)	(0.08)	(0.41)	(0.40)
Discontinued operations	(0.00)	(0.02)	(0.00)	(0.42)	(0.00)
Balance Sheet Data:
Working Capital Surplus (deficit)	1,224,127	(3,169,692)	(2,329,525)	(1,931,980)	(2,471,958)
Total Assets	7,322,027	4,044,225	3,641,207	3,421,080	9,268,922
Long-Term debt	599,991	599,991	590,536	590,536	11,537
Shareholders' equity (deficit) - Canadian GAAP	559,249	(3,448,142)	(2,341,861)	(1,844,350)	4,142,345
Shareholders' equity (deficit) - US GAAP	1,647,121	(2,360,270)	(1,253,989)	(756,478)	3,777,466

Year end US$ exchange rate (equivalent to 1Cdn$)	0.83	0.77	0.63	0.63	0.67

Average US$ exchange rate (equivalent to 1Cdn$)	0.77	0.71	0.64	0.65	0.66

Range of high and low rates (equivalent to 1Cdn$)	0.71 to 0.85	0.63 to 0.78	0.62 to 0.67	0.62 to 0.67	0.64 to 0.70

(1)	Basic loss per common share reflects net loss available to common shareholders divided by the weighted average number of common shares outstanding.

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

	4TH QUARTER		3rd QUARTER		2nd QUARTER		1ST QUARTER
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	13,619,890	12,421,081	11,704,989	14,297,671	10,569,207	16,348,865	12,553,601	11,267,941

Gross Profit	1,252,482	1,220,583	1,148,196	1,417,336	1,169,895	1,504,929	1,183,734	975,294

Income(loss) before undernoted items	520,908	174,425	(35,286)	221,059	(620,637)	(32,359)	78,981	76,352

Gain (loss) from discontinued operations	3,449	(898,848)	0	862,814	7	(71,179)	(3,456)	(59,956)

Net profit (loss) for the period	(253,018)	(147,634)	(234,864)	114,715	(160,350)	(753,635)	(147,564)	(923,102)

Basic loss per common share
Continuing operations	0.01	0.09	0.00	(0.08)	(0.01)	(0.08)	(0.02)	(0.09)
Discontinued operations	0.00	(0.09)	0.00	0.09	0.00	(0.01)	0.00	(0.01)

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements of MEII, included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the adequacy of capital resources and other statements regarding trends relating to various revenue and expense items, could be affected by a number of uncertainties and other factors beyond management's control.

FINANCIAL OVERVIEW

The Company reported a net loss of approximately $1.3 million for the year ended December 31, 2004 compared to a net loss of $1.6 million for the year ended December 31, 2003 and $600 thousand for the year ended December 31, 2002. The loss amounted to $0.02 per share for continuing operations and a $0.00 loss for discontinued operations for the year ended December 31, 2004 compared with a loss of $0.16 per share for continuing operations and a $0.02 loss for discontinued operations for the year ended December 31, 2003 and a loss of $0.08 per share for continuing operations and a loss $0.00 per share for discontinued operation for the year ended December 31, 2002. The main reason for the decrease in the net loss during 2004 is the result of the non-cash stock compensation expenses that the Company recorded in 2003 as a result of re-pricing the outstanding warrants and the issuance of stock options. The Interest and financing expenses are also lower in the current year. These cost reductions were largely offset by reduced gross margins of about $360 thousand and closing costs associated with an equity financing of about $609 thousand. The results for 2002 were favorably affected by a $228 thousand gain associated with the forgiveness of debt. In 2004 the Company implemented their strategic plan of realigning the business units and the consolidation and closure of non-performing medical clinics. MEII continues to pursue profitable contracts that are consistent with the current operating strategy.

The net loss attributable to common shareholders is approximately $796 thousand for the year ended December 31, 2004 compared to a net loss of $1.7 million for the year ended December 31, 2003 and $740 thousand for the year ended December 31, 2002. The improvement over 2003 is due to the forgiveness of preferred share dividends of $579,582, during the year. The loss in 2003 was greater than the loss in 2002 largely because of stock compensation expenses of $1.16 million. These were largely attributable to the re-pricing of certain common share purchase warrants.

REVENUE

The Company's revenue for the year ended December 31, 2004 was $48.5 million, compared to $ 54.3 million for the year ended December 31, 2003, and $37.4 million for the year ended December 31, 2002.

The decrease of revenue in 2004, of approximately 11% was mainly attributable to the non-recurrence of the SARS crisis which caused a one-time increase in 2003 revenues. The increase in 2003 revenues of 45% over 2002 was driven by the SARS crisis and increased revenues associated with the DND contract.

Revenue from the DND contract amounted to approximately $39 million during the year ended December 31, 2004 compared to $ 40.3 million for the year ended December 31, 2003 and $31.3 for the year ended December 31, 2002. Revenues for this division are driven by requests by the Canadian Armed Forces for additional healthcare staff.

Revenue from the Staffing Solutions division were $7.5 million during the year ended December 31, 2004 compared to $13 million for the year ended December 31, 2003 and $5.7 million for the year ended December 31, 2002. The spike in revenues in 2003 was due to the one-time revenue generated in 2003 due to the SARS outbreak.

Revenue from the Medical Services division amounted to $1.2 million for the 2004 fiscal year compared to $900 thousand and $400 thousand for fiscal years’ ended December 31, 2003 and 2002 respectively. The 33% increase in revenues in 2004 was driven by the increase in the number of infusions provided by the division during the year and reflects the continued growth of the division, which began in 2002.

Revenue from Healthcare Consulting division amounted to approximately $790 thousand during the year ended December 31, 2004 compared to $155 thousand for the prior year, an increase of 410%. This is mainly due to revenue generated by the Atlantic Health and Human resources project.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) reduced to $4.8 million for the year ended December 31, 2004 compared to approximately $5.1 million for the year ended December 31, 2003 and $3.0 million for the year ended December 31, 2002.

Physician fees and other direct costs, primarily fees paid to contract physicians, as a percentage of total revenues declined to about 90.1% in 2004 versus 90.6% in 2003 and 91.9% in 2002. Gross margin percentages increased in the Staffing Solutions and Government Health Services divisions, the divisions that generate our greatest revenue.

OPERATING EXPENSES

Operating expenses totaled $4.8 million for the year ended December 31, 2004 compared to $4.7 million in the prior year, and $2.7 million for the year ended December 31, 2002. In 2004 there was an increase in salaries and benefits and travel and marketing as compared to the prior period, which was largely offset by a reduction in General and administration costs. In 2003 expenses increased over 2002 as a result of a provision for adjustments on the DND contract and the continued growth of certain operating units.

AMORTIZATION AND INTEREST

Amortization increased from approximately $102 thousand for the year ended December 31, 2002 to $121 thousand in 2003 and $182 thousand in 2004. The increases are due to additions to computer hardware, software and leasehold improvements.

Interest and financing costs decreased to approximately $337 thousand during the year ended December 31, 2004 compared to $569 thousand in 2003 and $993 thousand in 2002. The reduction in 2004, of about 41%, is due to the fact that the company negotiated lower borrowing rates on its loan facilities and repaid the secured debenture. The reduction in 2003 compared to 2002 largely relates to a foreign exchange gain on the settlement of a financial instrument denominated in US dollars, and the Company having negotiated lower rates on its borrowing facilities in 2003.

OTHER EXPENSES

There was a one-time impact of the closing costs of $609 thousand associated with the equity financing. Also associated with the equity financing, the Company recognized a one-time benefit of $580 thousand, due to the forgiveness of unpaid accrued preferred share dividends. Stock compensation expenses were significantly lower at $99 thousand as compared to $1.1 million during the prior year. There has also been an impairment to the long-term investment of $58 thousand during the year.

INCOME TAXES

The Company has loss carry forwards of approximately $8.5 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2004, the Company's cash position was $2.3 million compared to $129 thousand at December 31, 2003 and $90 thousand at December 31, 2002. The $4.5 million equity financing (the “Financing”) that was completed in June 2004 was the prime source of the improved cash position.

Operating activities consumed $1.7 million of cash in the year of which $1.0 million was absorbed directly by operations and the remainder was consumed by changes in working capital. The biggest change in 2004 as compared to 2003 was the one-time impact of closing costs associated with the Financing. These costs totaled about $610 thousand. The working capital change is largely attributable to an increase in accounts receivable relative to the accounts payable. While cyclicality in accounts receivable and accounts payable are common on a month-to-month basis, based on invoice dates, the accounts payable did not increase as much as the accounts receivable because proceeds from the Financing were used to reduce long, outstanding accounts payable. The decrease in cash flow from operations compares to cash generated by operating activities of about $965 thousand in 2003 and $998 thousand in 2002. For both 2003 and 2002 the cash was generated by changes in working capital which amounted to $1.07 million in 2003 and $1.14 million in 2002.

We expect that the loss of the DND contract will negatively impact our cash flows in 2005, commencing in the second quarter. While we adjust our business to deal with the loss of the contract we expect that we will use up to $700 thousand of our cash resources to fund operating activities.

Investing activities used cash of about $700 thousand in the year ended December 31, 2004, of which about $500 thousand was used to upgrade computer hardware and software and to finance the leaseholds and furniture associated with our move to new premises. About $200 thousand was used in the purchase of the Scarborough Pain Clinic, and resulted in an increase in goodwill. This compares with cash generated by investing activities of $120 thousand in 2003, which was comprised of proceeds from the sale of our clinic operations of $470 thousand and which was offset by cash used to acquire property, plant and equipment of $135 thousand and $210 thousand used by discontinued operations. In 2002, cash of about $300 thousand was used in investing activities. Of this about $100 thousand was generated through the sale of an investment, $65 thousand was used to acquire property, plant and equipment, and $335 thousand was used to invest in discontinued operations.

Financing activities generated $4.5 million of cash during the year. This occurred when the Company issued 39,360,272 common shares as part of an equity financing. This compares to cash used by financing activities of $640 thousand in 2003 and $605 thousand in 2002. In 2003 the cash was largely used to repay $660 thousand of debt. In 2002 the decrease in cash arose when the Company raised about $475 thousand of debt, but in turn reduced bank indebtedness by $970 thousand and used $70 thousand to finance discontinued operations and $42 thousand to finance deferred financing costs.

Effective June 15, 2004, the Company issued 39,360,272 common shares as part of an equity financing (the “Financing”). As a condition of the Financing, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares and preferred share dividends, in the amount of $580 thousand, were forgiven. The preferred shares were redeemable in 2006, for common shares then valued at $4.5 million. In addition to issuing the common shares, MEII also issued, anti-dilution warrants (the “New Warrants”) to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the new investors and former preferred shareholder to maintain their pro rata share of their equity position.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company is committed to contractual obligations totaling $3.4 million. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. Contractual obligations are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total Obligations
Long-term debt [1]	295,960	295,960	295,960	295,960	69,247	-	1,253,087
Operating lease obligations	288,309	293,276	293,679	135,342	113,352	171,472	1,295,430

Notes payable [2]	-	809,991	-	-	-	-	809,991

Total	$584,269	$1,399,227	$589,639	$431,302	$182,599	$171,472	$3,358,508

Notes:

1 - Includes interest on long-term debt at the prescribed rate established by the Canada Revenue Agency (CRA), currently set at 7%. These interest costs have been waived by CRA in recent years.

2 - Includes interest at the rate of 7%. Interest is payable in cash or by the issuance of common stock, or any combination thereof.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of revised consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: 1) the reported amounts of revenues and expenses, 2) the assessment of collection risk associated with accounts receivable, 3) the disclosure of contingent liabilities. We evaluate our estimates on an on-going basis. We state our accounting policies in the notes to the audited revised consolidated financial statements and related notes for the year ended December 31, 2004, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our revised consolidated financial statements:

•
We maintain accruals for revenues, physician fees and other direct costs, salaries, benefits, and other costs. Major accruals, revenues and expenses, relate to the accrual of revenue and expenses associated with staffing contracts. These accruals are of a short duration; that is, revenues and expenses are generally known before financial statements are finalized. Based on historical experience our accruals have proven accurate. Should changes occur in the future, we may be required to revise our accrual assumptions.

•
We maintain an allowance for doubtful accounts for estimated losses resulting from fraudulent claims made by patients, the inability of our corporate customers to make required payments, or as a result of a dispute in the invoiced amount. Fraudulent claims arise when patients seek medical care and provide an invalid health card for payment. The introduction of electronic medical records services, which pre-screen patients prior to services being rendered, is rapidly diminishing our exposure to fraudulent claims by patients. We determine the adequacy of our bad debt allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic and business conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2004, our allowance for doubtful accounts was $16 thousand (2003 - $46 thousand).

•
We are subject to various claims and legal actions in the ordinary course of our business. These matters include breach of contract or similar matters arising from contractual disputes. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company is described in Item 3. Legal Proceedings above. As mentioned, we are unable to determine our potential exposure regarding these lawsuits at this time. Similarly, we have other contingent liabilities that pertain to amounts potentially owing to government authorities. We continue to evaluate the probability of an adverse outcome and will provide accruals for such contingencies as required. We are currently not aware of any other such pending or threatened litigation or similar contingency that we believe is reasonably likely to have a material adverse effect on us. If we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals, as required, at that time.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no financial instruments that are sensitive to changes in interest rates or exposed to foreign currency exchange gains/losses.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s revised consolidated financial statements and the related notes, together with the report of Schwartz Levitsky Feldman LLP thereon, are set forth in Item 15.

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

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.

Name	Age	Position
Michael Sinclair	62	Chairman of the Board

Manfred Walt	52	Director

Jacob (Koby) Ofek	47	Director

Major General Lewis MacKenzie	64	Director

John Yarnell	76	Director

Sidney Braun	45	President and Chief Operating Officer, Director

Ramesh Zacharias	53	Chief Executive Officer, Director

Donald Ross	53	V.P. Operations

William J. Danis	49	Chief Financial Officer

Name	Position	Principal Occupation and Positions Held

Michael Sinclair (1)	Chairman
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

Jacob (Koby) Ofek (1)	Director
Mr. Ofek is a 20 year veteran of the recruitment and staffing industry and an owner and manager of such businesses since 1986. Mr. Ofek is the Chairman of Oz Atid International Ltd. Through the years he has recruited many thousands of workers, mainly from Eastern Europe.

Lewis MacKenzie (1)(2)	Director
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

John Yarnell (1)(2)	Director
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

		ANNUAL COMPENSATION
(all amounts are Cdn$000's)
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER COMPENSATION
Ramesh Zacharias	2004	345	nil	1,000,000 options
Chief Executive Officer	2003	339	nil
	2002	339	25	200,000 options

Sidney Braun
President and COO	2004	200 [1]		1,250,000 options

Donald Ross	2004	142		150,000 options
Vice President Business Development	2003	131		100,000 options
	2002	125	15	100,000 options

William Danis	2004	172	20	250,000 options
CFO and Corporate Secretary	2003	168 [2]

Notes:
1.	Mr. Braun joined the company in June 2004. His salary for the year was approximately Cdn$80,000.
2.	Mr. Danis joined the company in May 2003. His salary for the year was approximately Cdn$98,000.

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

Name of beneficial owner	Number of Common Shares (1)	Percentage of Class
Jacob (Koby) Ofek (2) (3)	15,778,265	27.1%

BXR1 Holdings Inc. (2) (4)	6,556,241	11.25%

The Sinclair Montrose Trust (2) (5)	6,251,349	10.7%

Walt & Co. Inc. (2) (6)	4,370,827	7.5%

David Kassie (2) (7)	4,370,827	7.5%

Ramesh Zacharias (8)	3,200,000	5.5%

All Officers and Directors as a group (2) (9)	31,450,441	52.8%

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

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company’s annual revised consolidated financial statements, quarterly review of consolidated financial statements included in the Company’s Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.

(2)
Audit related fees include professional services related to the audit of the Company’s revised consolidated financial statements, consultation on accounting standards or transactions and audits of employee benefit plans.

(3)	Tax fees include $6,954 for professional services and advice relating to goods and services taxes.
(4)	Other fees include professional services and advice relating to the equity financing completed in June 2004.

Policy on Audit Committees Pre-approval of Audit and Non-Audit Services Performed by the Independent Auditors.

The audit Committee has pre-approved the audit engagement in accordance with Regulation S-X Rule 201(c)(7)(i) of the Sarbanes Oxley Act.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) EXHIBITS

14.1	Code of Ethics of the Company

21	Subsidiaries of Med-Emerg International Inc.

23.1	Independent Auditors’ Consent

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive

32.2	Section 1350 Certification of Chief Financial Officer

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
DATE: November 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Sinclair	/s/ Jacob (Koby) Ofek

Michael Sinclair	Jacob (Koby) Ofek
Chairman of the Board	Director
DATE: November 30, 2005	DATE: November 30, 2005

/s/ Ramesh Zacharias	/s/ Lewis MacKenzie

Ramesh Zacharias	Lewis MacKenzie
Director, Chief Executive Officer	Director
DATE: November 30, 2005	DATE: November 30, 2005

/s/ John Yarnell	/s/ Manfred Walt

John Yarnell	Manfred Walt
Director	Director
DATE: November 30, 2005	DATE: November 30, 2005

/s/ Sidney Braun	/s/ William J Danis

Sidney Braun	William J Danis
President and Chief Operating Officer	Chief Financial Officer
DATE: November 30, 2005	DATE: November 30, 2005

AUDITORS' REPORT

To the Shareholders of
Med-Emerg International Inc.

We have audited the revised consolidated balance sheets of Med-Emerg International Inc. as at December 31, 2004 and 2003 and the related revised consolidated statements of operations and deficit and cash flows for each of the years ended December 31, 2004, 2003 and 2002. These revised consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these revised consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the revised consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the revised consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

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

Toronto, Ontario, Canada	/s/ Schwartz Levitsky Feldman llp
March 18, 2005 except for notes 11,12,14,18,	Chartered Accountants
20, 21 and 26 which are as of November 25, 2005

Med-Emerg International Inc.
Revised Consolidated Balance Sheet
As at December 31, 2004 and 2003
(in US$)

	2004	2003
		(as restated)
		(see note 25)
Assets

Current assets
Cash	$2,312,958	$129,132
Accounts receivable (note 5)	4,104,629	3,409,771
Prepaid expenses and other	74,810	81,041
Discontinued operations (note 4)	-	102,740
	6,492,397	3,722,684

Long-term investment (note 6)	83,195	134,979

Property, plant and equipment (note 7)	508,839	186,562
Goodwill (note 8)	237,596	-
	$7,322,027	$4,044,225

Liabilities and Shareholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$5,268,270	$6,284,161
Preferred share dividends payable	-	547,512
Discontinued operations (note 4)	-	60,703
	5,268,270	6,892,376

Long-term liabilities
Notes payable (note 9)	599,991	599,991
Long-term debt (note 10)	894,517	-
	6,762,778	7,492,367

Commitments and contingent liabilities (note 17 and 18)

Shareholders' Equity (Deficit)
Capital stock (note 11)	16,044,736	11,544,736
Contributed surplus (note 12)	2,536,409	2,397,849
Deficit (note 14)	(17,221,105)	(16,425,309)
Cumulative translation adjustment	(800,791)	(965,418)
	559,249	(3,448,142)
	$7,322,027	$4,044,225

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Revised Consolidated Statement of Operations and Deficit
For the years ended December 31, 2004, 2003 and 2002
(in US$)
	2004	2003	2002
		(as restated)	(as restated)
		(see note 25)	(see note 25)
Revenue	$48,447,687	$54,335,558	$37,428,043
Physician fees and other direct costs	43,693,380	49,217,416	34,382,752
	4,754,307	5,118,142	3,045,291
Expenses
Salaries and benefits	$2,825,981	$2,249,647	$1,582,301
General and administration	1,250,213	1,747,081	708,502
Occupancy costs and supplies	354,812	334,460	244,609
Travel and marketing	379,335	347,477	169,117
	4,810,341	4,678,665	2,704,529

Income (loss) before under noted items	(56,034)	439,477	340,762

Interest and financing expenses	337,310	569,325	993,508
Amortization of property, plant, and equipment	182,399	120,924	102,345
Impairment of long-term investment	57,626	-	-
Stock compensation expense	98,622	1,161,262	62,287
Closing costs	609,214	-	-
Forgiveness of loan	-	-	(228,459)
	1,285,171	1,851,511	929,681

Loss before income taxes	(1,341,205)	(1,412,034)	(588,919)
Income taxes (recovery) (note 13)	-	(2,458)	-

Net loss before minority interest	(1,341,205)	(1,409,576)	(588,919)
Minority interest	-	(2,095)	(2,211)

Net loss before discontinued operations	(1,341,205)	(1,407,481)	(586,708)

Discontinued operations (note 4)
Loss from operations of discontinued component	-	(200,702)	(16,956)
Gain on disposal of discontinued component	-	33,533	-

Loss on discontinued operations	-	(167,169)	(16,956)

Net loss	(1,341,205)	(1,574,650)	(603,664)
Preferred share dividends	(34,173)	(135,006)	(134,983)
Forgiveness of preferred share dividends	579,582	-	-
Net loss attributable to common shareholders	(795,796)	(1,709,656)	(738,647)

Deficit, beginning of the year	(16,425,309)	(14,715,653)	(13,977,006)

Deficit, end of the year	$(17,221,105)	$(16,425,309)	$(14,715,653)

Basic loss per common share (note 15)
Continuing operations	$(0.02)	$(0.16)	$(0.08)
Discontinued operations	$-	$(0.02)	$(0.00)

Weighted average common shares outstanding	37,982,583	9,564,332	9,444,332

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

The accompanying audited revised consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These revised consolidated financial statements consolidate, with minority interest, the accounts of MEII and all wholly- and partially-owned subsidiaries of MEII i.e. 927563 Ontario Inc., 927564 Ontario Inc., Med-Emerg Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., YFMC Healthcare (Alberta) Inc., Doctors on Call Ltd, and CPM Health Centres Inc.

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

With the exception of determining how the specific service is delivered, MEII meets the six tests identified for each of its service offerings. Accordingly, revenue is reported on a gross basis for all business units.

The following is a description of MEII’s revenue recognition policies for each of our significant business units.

(1) Staffing Solutions:

Revenue is reported on a gross basis.

MEII acts as a principal in providing these services. MEII (a) negotiates price with the customers; and (b) contracts with emergency room physician and nursing personnel to provide services to hospitals and correctional facilities in Ontario, British Columbia and Nova Scotia, a mix of rural and urban facilities including tertiary care centers. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

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

Under the terms of the contract, MEII has the responsibility to hire medical personnel and support staff and where necessary provide appropriate training and supervision of the work performed at the respective bases across Canada. MEII bills DND for the work performed by these individuals and in turn pays the medical personnel and support staff based on the terms of the respective contracts signed with them. In the event of payment dispute, MEII has credit risk.

Revenue is recognized on a current basis, as services are delivered.

(3) Medical Services:

Revenue is reported on a gross basis.

Under contracts with Schering-Plough Canada and Novartis Pharmaceuticals Canada Inc, MEII acts as the coordinator for the community-based infusion of certain medications for the treatment of patients with rheumatoid arthritis, Crohn’s disease and certain cancers. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

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

The Company maintains its books and records in Canadian dollars. The revised consolidated financial statements are converted to U.S. dollars as the Company is a reporting issuer in the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders’ equity (deficit) is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the revised consolidated financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in the cumulative translation adjustment.

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

Authorized
Unlimited number of the following classes of shares and warrants:
Preferred shares, voting, non-redeemable, non-retractable, having a cumulative dividend of  US$0.27 per share payable by cash or shares at the option of the company; convertible to common shares
Class "A", redeemable, retractable, non-cumulative preferred shares;
Class "B", redeemable, retractable, non-cumulative preferred shares;
Special shares, issuable in series, with rights, privileges and restricitions to be fixed by the directors;
Common shares
Common shares purchase warrants, redeemable, entitling holder to purchase one share of common stock at a price of US$0.50 per share to February 11, 2006.
Issued

	2004	2003
Nil Preferred shares (2003-500,000 preferred shares)	$-	$445,717
58,277,696 Common shares ( 2003-9,564,332 shares)	15,938,625	10,992,908
13,025,000 Common stock purchase warrants	106,111	106,111
(2003-1,437,500 warrants)
	$16,044,736	$11,544,736

	Preferred Shares
	Number	Amount
Balance, December 31, 2003 and 2002	500,000	$445,717
Conversion of 500,000 preferred shares into common shares	(500,000)	$(445,717)
Balance, December 31, 2004	-	$-

	Common Shares
	Number	Amount
Balance, December 31, 2003 and 2002	9,564,332	$10,992,908
Shares issued to new investors	39,360,272	4,500,000
Conversion of 500,000 preferred shares into common shares	9,348,000	445,717
Others	5,092	-
Balance, December 31, 2004	58,277,696	$15,938,625

	Warrants
	Number	Amount
Balance, December 31, 2003 and 2002	1,437,500	$106,111
11,587,500 unregistered warrants issued	11,587,500	$-
Balance, December 31, 2004	13,025,000	$106,111

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

Note (1): These options were granted where exercise price exceeds market price on grant date
Note (2): These options were granted where exercise price equals market price on grant date

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

The following summarizes options outstanding as at December 31:

	Option price	Number of Shares
Expiry date	per share	2004	2003	2002
Jan-04	$1.870	-	-	230,000
Jul-04	$1.500	-	-	400,000
Apr-06	$0.500	1,440,000	1,440,000	1,540,000
Jun-07	$1.000	100,000	100,000	100,000
May-08	$0.500	785,000	785,000	-
Jan-09	$0.500	100,000	-	-
Jun-09	$0.115	2,550,000	-	-
Nov-09	$1.000	100,000	-	-
		5,075,000	2,325,000	2,270,000
Weighted average exercise price at end of year		$0.33	$0.52	$0.84

	Number of Shares YEAR OF ISSUANCE

	2004	2003	2002
Outstanding, beginning of year	2,325,000	2,270,000	2,441,300
Granted	2,750,000	785,000	100,000
Expired	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	(730,000)	(271,300)
Outstanding, end of year	5,075,000	2,325,000	2,270,000
Exercisable, end of year	2,487,500	2,325,000	2,270,000

	Number of Shares	Options Exercisable	Option Price		Weighted Avg. Price
Outstanding January 1, 2002	2,441,300	2,441,300	$0.50	$4.25	$0.96
Granted	100,000		$1.00	$1.00	$1.00
Exercised	0
Cancelled	(271,300)		$0.50	$4.25	$1.96

Outstanding December 31, 2002	2,270,000	2,270,000	$0.50	$1.00	$0.84
Granted	785,000		$0.50	$0.50	$0.50
Exercised	0
Cancelled	(730,000)		$0.50	$1.87	$1.48

Outstanding December 31, 2003	2,325,000	2,325,000	$0.50	$1.00	$0.52
Granted	2,750,000		$0.115	$1.00	$0.14
Exercised	0
Cancelled	0

Outstanding December 31, 2004	5,075,000	2,487,500	$0.115	$1.00	$0.32

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

12.	CONTRIBUTED SURPLUS

	2004	2003
Stock compensation expense	$2,408,404	$2,309,782
Fair value of options in connection with acquisition of Scarborough pain clinic	39,938	-
Share repurchase - difference between cost per share and assigned value	46,292	46,292
Fair value of warrants and stock options issued in connection with the acquisition of YFMC Healthcare Inc.	41,775	41,775
	$2,536,409	$2,397,849

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

At December 31, 2004, the Company has losses available to reduce future federal and provincial taxable income of approximately $ 8.5 million. These losses expire between tax years 2005 and 2010. The future tax benefits available as a result of these losses have been fully provided for in the revised consolidated financial statements.

14.	SHAREHOLDERS’ EQUITY (DEFICIT)

SHAREHOLDERS EQUITY (DEFICIT) CANADIAN GAAP

CAPITAL STOCK	2004	2003	2002
Balance at the beginning of the year	11,544,736	11,544,736	11,544,736
Shares issued to new investors	4,500,000	-	-

Balance at the end of the year	16,044,736	11,544,736	11,544,736

CONTRIBUTED SURPLUS

Balance at the beginning of the year	2,397,849	1,236,587	1,174,300
Stock option compensation	98,622	1,161,262	62,287
Fair value of options in connection with acquisition	39,938	-	-
of Scarborough pain clinic

Balance at the end of the year	2,536,409	2,397,849	1,236,587

DEFICIT

Balance at the beginning of the year	(16,425,309)	(14,715,653)	(13,977,006)
Net loss attributable to common shareholders	(795,796)	(1,709,656)	(738,647)

Balance at the end of the year	(17,221,105)	(16,425,309)	(14,715,653)

CUMULATIVE TRANSLATION ADJUSTMENT	(800,791)	(965,418)	(407,531)

SHAREHOLDERS' EQUITY (DEFICIT)	559,249	(3,448,142)	(2,341,861)

SHAREHOLDERS EQUITY (DEFICIT) US GAAP

CAPITAL STOCK	2004	2003	2002
Balance at the beginning of the year	12,596,202	12,596,202	11,544,736
Shares issued to new investors	4,500,000	-	-
Capital stock issued on purchase of YFMC Healthcare Inc	-	-	1,087,872
Ascribed fair value of share purchase warrants issued	-	-	(36,406)

Balance at the end of the year	17,096,202	12,596,202	12,596,202

CONTRIBUTED SURPLUS

Balance at the beginning of the year	2,434,255	1,272,993	1,174,300
Stock option compensation	98,622	1,161,262	62,287
Fair value of options in connection with acquisition	39,938	-	-
of Scarborough pain clinic
Share purchase warrants	-	-	36,406

Balance at the end of the year	2,572,815	2,434,255	1,272,993

DEFICIT

Balance at the beginning of the year	(16,425,309)	(14,715,653)	(13,977,006)
Net loss attributable to common shareholders	(795,796)	(1,709,656)	(738,647)

Balance at the end of the year	(17,221,105)	(16,425,309)	(14,715,653)

CUMULATIVE TRANSLATION ADJUSTMENT	(800,791)	(965,418)	(407,531)

SHAREHOLDERS' EQUITY (DEFICIT)	1,647,121	(2,360,270)	(1,253,989)

15.	BASIC LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

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

The Company is committed to payments under operating leases of its premises and equipment, long-term debt and notes payable totaling $3,358,508. Annual payments are as follows:

CONTRACTUAL OBLIGATIONS

	2005	2006	2007	2008	2009	Thereafter	Total Obligations
Long-term debt [1]	295,960	295,960	295,960	295,960	69,247	-	1,253,087
Operating lease obligations	288,309	293,276	293,679	135,342	113,352	171,472	1,295,430

Notes payable [2]	-	809,991	-	-	-	-	809,991

Total	$584,269	$1,399,227	$589,639	$431,302	$182,599	$171,472	$3,358,508

Notes:

1 - Includes interest on long-term debt at the prescribed rate established by the Canada Revenue Agency (CRA), currently set at 7%. These interest costs have been waived by CRA in recent years.

2 - Includes interest at the rate of 7%. Interest is payable in cash or by the issuance of common stock, or any combination thereof.

18.	CONTINGENT LIABILITIES

(i)
YFMC HealthCare Inc (“YFMC”), a wholly owned subsidiary of the Company, is in receipt of a letter from CCRA dated April 30, 2001, adjusting YFMC’s Goods and Services Tax returns for the period from December 31, 1992, to December 31, 1996. The total amount claimed by CCRA for this period is $249,000. In the event that YFMC is ultimately found liable, the Company intends to claim an indemnity for such amount against the directors and certain named principals of YFMC pursuant to the Company’s rights under the purchase agreement for YFMC executed on August 10, 1999. 1292363 Ontario Ltd, a subsidiary of YFMC, is in receipt of a letter from CCRA dated February 4, 2005 for YFMC’s Goods and Services Tax, and the total amount claimed is $50,828. The Company’s legal counsel has advised that CCRA does not intend to pursue YFMC for these amounts, and accordingly no provision has been made in these revised consolidated financial statements.

On the advice of the legal counsel, this note was removed in September 2005, because the contingency expired at that time.

(ii)
There is uncertainty with respect to the Company’s liability for Goods and Services tax pertaining to certain services that it provides. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these revised consolidated financial statements.

(iii)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a customer. Based on the advice of counsel, the Company is of the view that it is unlikely that the Company will be found liable for these costs. The costs associated with this contingent liability range from $400 thousand to $1.3 million.

(iv)
Claims have been made against the Company for general damages for breach of contract and in tort. A claim for approximately $423,000 has been made against the company for wrongful termination of a person working on a third party contract. The Company’s lawyers are of the opinion that the amount claimed grossly exceeds what a court would award in light of the current law. Another claim of approximately $ 1,833,000 plus interest and costs has been made against the Company, for amongst other things, defamation and economic loss in regards to a healthcare provider working on a third-party contract. The Company’s lawyers are of the opinion that the amounts claimed are excessive and that if there is any liability on the Company, then the third-party contractor should be responsible to indemnify the Company. Since the Company’s lawyers are of the opinion that these claims are unlikely to succeed, no provision has been made in respect thereof in these revised consolidated financial statements.

(v)
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

Under Canadian GAAP, the purchase price of an acquisition is determined based on the share price on the date the transaction is consummated. Under U.S. GAAP, the purchase price of an acquisition where shares are issued is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price used for the YFMC Healthcare Inc. acquisition in 1999 under Canadian GAAP was $1.25. The share price used for the YFMC Healthcare Inc. acquisition under U.S. GAAP was $1.859. The differential was allocated to Goodwill at that time. Subsequently, the Goodwill was impaired and written-off.

Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under Canadian GAAP, the detachable stock purchase warrants issued in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, have been given no recognition in the revised consolidated financial statements. Under U.S. GAAP, based on an ascribed fair value of $0.364 for each of the 1,000,000 share purchase warrants issued, share capital would be lower by $ 36,406 and, given that the share purchase warrants were cancelled, the carrying amount of contributed surplus would be increased by $ 36,406.

Under U.S. GAAP the effect on Shareholders’ equity (deficit) would be adjusted as follows:

	2004	2003
Capital stock (as previously shown)	$16,044,736	$11,544,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock - U.S. GAAP	17,096,202	12,596,202

Contributed surplus (as previously shown)	2,536,409	2,397,849
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	2,572,815	2,434,255
Deficit (as previously shown)	(17,221,105)	(16,425,309)
Cumulative translation adjustment	(800,791)	(965,418)
Shareholders’ equity (deficit) - U.S. GAAP	$1,647,121	$(2,360,270)

(b)	Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive income and its components in the revised consolidated financial statements. Under U.S. GAAP, the comprehensive loss for the fiscal year ended December 31, 2004,2003 and 2002 would be adjusted as follows:

	2004	2003	2002
Net loss	$(1,341,205)	$(1,574,650)	$(603,664)
Foreign currency translation adjustment	164,627	(408,641)	(15,550)

Comprehensive loss	$(1,176,578)	$(1,983,291)	$(619,214)

The foreign currency translation adjustments are not currently adjusted for income taxes. The company is situated in Canada, and the foreign currency translation adjustments relate to the translation of the revised consolidated financial statements from Canadian dollars into United States dollars, solely for the convenience of the readers.

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

SFAS No. 151-Inventory Costs—an amendment of ARB No. 43, Chapter 4 (Issued 11/04). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).

SFAS No. 152-Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position.

SFAS No. 153-Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

SFAS No. 123 (revised 2004)-Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.

SFAS No. 132 (revised 2003)- Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106 (Issued 12/03). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

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

The Healthcare Consulting unit provides select Canadian public and private institutions, consulting services on a variety of healthcare topics.

The segmented information for the business units are as follows:

	2004
	Staffing Solutions	Physician Medical Services	Government Healthcare Services	Consulting		Consolidated
Revenue	$7,485,801	$1,227,533	$38,944,441		$789,912	$48,447,687
Gross margin	$1,352,167	$544,454	$2,522,209		$335,477	$4,754,307

			-
Net income (loss) before discontinued operations	$188,648	$99,290	$(1,623,127)		$(6,016)	$(1,341,205)

Property, plant and equipment employed at end of year	$149,500	$170,529	$39,310		$149,500	$508,839

Amortization	$134,005	$234	$48,160	$	Nil	$182,399

	2003
	Staffing Solutions	Medical Services	Government Healthcare Services	Consulting		Consolidated
Revenue	$13,018,943	$883,287	$40,278,718		$154,610	$54,335,558
Gross margin	$2,169,176	$422,878	$2,371,478		$154,610	$5,118,142

Net income (loss) before discontinued operations	$(75,613)	$(242,962)	$(1,220,830)		$131,924	$(1,407,481)

Property, plant and equipment employed at end of year	$52,681	$17,560	$116,321	$	Nil	$186,562

Amortization	$23,783	$7,928	$89,213	$	Nil	$120,924

	2002
	Staffing Solutions	Medical Services	Government Healthcare Services	Consulting		Consolidated
Revenue	$5,699,613	$392,587	$31,335,843	$	NIL	$37,428,043
Gross margin	$1,023,718	$139,344	$1,882,229	$	NIL	$3,045,291

Net income (loss) before discontinued operations	$(312,402)	$(119,186)	$(155,120)	$	NIL	$(586,708)

Property, plant and equipment employed at end of year	$55,568	$18,523	$96,836	$	NIL	$170,927

Amortization	$23,590	$7,863	$70,892	$	NIL	$102,345

24.	RELATED PARTY TRANSACTIONS

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

(c)	There has been a change in the presentation of preferred share dividends payable which has been segregated from Accounts payable and accrued liabilities.

The effect of these restatements is as follows:

	As restated In 2003	As previously reported in 2003

Accounts payable and accrued liabilities	$6,284,161	$6,717,406
Notes payable	$599,991	-
Convertible debentures	-	$414,434
Deficit	$16,425,309	$16,265,370
Cumulative translation adjustment	$965,418	$825,533
Working Capital Deficit	$3,169,692	$3,055,425
Interest and financing expenses	$569,325	$685,471
Loss before income taxes	$1,412,034	$1,528,180
Net loss attributable to common shareholders	$1,709,656	$1,825,802
Convertible debenture charges	-	$105,996
Basic loss per share continuing operations	$0.16	$0.17

26.	REVISED CONSOLIDATED FINANCIAL STATEMENTS

These revised consolidated financial statements have been prepared to comply with the recommendations of the US Securities and Exchange Commission, which required the company to reverse the effect of the quasi reorganization and elimination of deficit. Accordingly, notes 11, 12, 14 and 21 have been amended. In addition, notes 18 and 20 for Contingent Liabilities and Subsequent Events have been updated. The net loss attributable to common shareholders and basic loss per common share from continuing and discontinued operations remain unchanged.