Form 10-Q/A
period 2005-03-31
MED-EMERG INTERNATIONAL INC
filed 2005-11-30
CIK 1030179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q-A

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

MED-EMERG INTERNATIONAL INC.

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-Q-A

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

PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Revised Consolidated Balance Sheets as at March 31, 2005 (unaudited) and December 31, 2004 (audited)

Revised Consolidated Statement of Operations and Deficit for the three months ended March 31, 2005 and 2004 (unaudited)

Revised Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)

Notes to Unaudited Revised Consolidated Financial Statements

Med-Emerg International Inc.
Revised Consolidated Balance Sheet
As at March 31, 2005 (Unaudited) and December 31, 2004 (Audited)
(in US$)

	March 31	December 31
	2005	2004
Assets
Current assets
Cash	$1,470,116	$2,312,156
Accounts receivable	1,808,251	1,452,586
Prepaid expenses and other	137,008	72,557
Discontinued operations (note 4 )	2,818,528	2,655,098
	6,233,903	6,492,397
Long-term investment	83,195	83,195
Property, plant and equipment	446,751	470,243
Goodwill	237,596	237,596
Discontinued operations (note 4 )	33,853	38,596
	$7,035,298	$7,322,027
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,726,673	$1,661,794
Discontinued operations (note 4 )	3,386,025	3,606,476
	5,112,698	5,268,270
Long-term liabilities
Notes payable	599,991	599,991
Discontinued operations (note 4 )	815,074	894,517
	6,527,763	6,762,778
Contingent liabilities (note 11)
Shareholders' Equity
Capital stock (note 5)	16,044,736	16,044,736
Contributed surplus (note 6)	2,787,526	2,536,409
Deficit	(17,518,008)	(17,221,105)
Cumulative translation adjustment	(806,719)	(800,791)
	507,535	559,249
	$7,035,298	$7,322,027

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Revised Consolidated Statement of Operations and Deficit
Three months ended March 31, 2005 and 2004 (Unaudited)
(in US$)

	March 31	March 31
	2005	2004
Revenue	$3,079,432	$2,445,213
Physician fees and other direct costs	2,271,559	1,901,824
	807,873	543,389
Expenses
Salaries and benefits	$665,107	$416,427
General and administration	227,968	191,556
Occupancy costs and supplies	120,297	91,166
Travel and marketing	73,884	67,196
	1,087,256	766,345
Income (loss) before under noted items	(279,383)	(222,956)
Interest income	(5,390)	-
Interest and financing expenses	-	45,571
Amortization of property, plant, and equipment	42,657	8,171
Stock compensation expense	251,117	40,370
	288,384	94,112
Net loss before discontinued operations	(567,767)	(317,068)
Discontinued operations
Income from discontinued operations (note 4 )	270,864	203,252
Net loss	(296,903)	(113,816)
Preferred share dividends	-	(33,750)
Net loss attributable to common shareholders	(296,903)	(147,566)
Deficit, beginning of the period	(17,221,105)	(16,425,309)
Deficit, end of the period	$(17,518,008)	$(16,572,875)
Basic loss per common share
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	$0.00	$0.02
Weighted average common shares outstanding	58,277,696	9,569,424

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

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Revised Consolidated Financial Statements
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

2.    BASIS OF PRESENTATION

The accompanying unaudited Revised Consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These financial statements consolidate the accounts of MEII and its wholly owned subsidiaries 927563 Ontario Inc., 927564 Ontario Inc., Med-Emerg Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., YFMC Healthcare (Alberta) Inc., Doctors on Call Ltd, and CPM Health Centres Inc.

Significant intercompany accounts and transactions have been eliminated on consolidation.

The Revised Consolidated financial statements are expressed in U.S. dollars. Differences between Canadian and United States accounting principles are described in note 8.

In the opinion of management, the unaudited interim Revised Consolidated financial statements follow the same accounting policies and methods of application as the most recent audited annual financial statements.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These unaudited Revised Consolidated financial statements are condensed, and do not include all disclosures required for annual financial statements, which are contained in the notes to the Company’s audited Revised Consolidated financial statements filed as part of the Company’s December 31, 2004 Form 10K. These unaudited Revised Consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

8.    CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

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

Under U.S. GAAP the effect on shareholders’ equity (deficit) would be adjusted as follows:

	March 2005	December 2004
Capital stock (as previously shown)	$16,044,736	$16,044,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock - U.S. GAAP	17,096,202	17,096,202
Contributed surplus (as previously shown)	2,787,526	2,536,409
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	2,823,932	2,572,815
Deficit (as previously shown)	(17,518,008)	(17,221,105)
Cumulative translation adjustment	(806,719)	(800,791)
Shareholders’ equity - U.S. GAAP	$1,595,407	$1,647,121

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

9.    CONTINGENT LIABILITIES

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

11.    REVISED CONSOLIDATED FINANCIAL STATEMENTS

These revised consolidated financial statements have been prepared to comply with the recommendations of the US Securities and Exchange Commission, which required the company to reverse the effect of the quasi reorganization and elimination of deficit. Accordingly, notes 5, 6 and 8 have been amended. In addition note 9 for Contingent Liabilities has been updated. The net loss attributable to common shareholders and basic loss per common share from continuing and discontinued operations remain unchanged.

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

In May 2004, Public Works and Government Services Canada (PWGSC) re-tendered the Contract, which was set to expire March 31, 2005. Med-Emerg responded to the tender proposal and its bid was one of three considered by PWGSC. In December 2004 Med-Emerg learned that it was not successful in its bid to win a follow-on contract with DND. Its contractual relationship with the Canadian government for DND medical staffing services ended on March 31st, 2005..

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

Date: November 30, 2005