Form 10-Q/A
period 2005-06-30
MED-EMERG INTERNATIONAL INC
filed 2005-11-30
CIK 1030179

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

PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Revised Consolidated Balance Sheets as at June 30, 2005 (unaudited) and December 31, 2004 (audited)

Revised Consolidated Statement of Operations and Deficit for the three months and six months ended June 30, 2005 and 2004 (unaudited)

Revised Consolidated Statement of Cash Flows for the three months and six months ended June 30, 2005 and 2004 (unaudited)

Notes to Unaudited Revised Consolidated Financial Statements

Med-Emerg International Inc.
Revised Consolidated Balance Sheet
As at June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
(in US$)

	June 30	December 31
	2005	2004
Assets
Current assets
Cash	$584,460	$2,312,156
Accounts receivable	1,722,415	1,452,586
Prepaid expenses and other	89,288	72,557
Discontinued operations (note 4)	1,174,475	2,655,098
	3,570,638	6,492,397
Long-term investment	83,195	83,195
Property, plant and equipment	471,296	470,243
Goodwill	237,596	237,596
Discontinued operations (note 4)	30,970	38,596
	$4,393,695	$7,322,027
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,572,953	$1,661,794
Discontinued operations (note 4)	1,372,549	3,606,476
	2,945,502	5,268,270
Long-term liabilities
Notes payable	599,991	599,991
Discontinued operations (note 4)	720,431	894,517
	4,265,924	6,762,778
Contingent liabilities (note 10)
Shareholders' Equity
Capital stock (note 5)	16,044,736	16,044,736
Contributed surplus (note 6)	2,805,767	2,536,409
Deficit	(17,902,532)	(17,221,105)
Cumulative translation adjustment	(820,200)	(800,791)
	127,771	559,249
	$4,393,695	$7,322,027

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Revised Consolidated Statement of Operations and Deficit
Three and six months ended June 30, 2005 and 2004 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004
Revenue	$3,010,613	$2,178,969	$6,090,045	4,624,182
Less: Physician fees and other direct costs	2,249,720	1,611,143	4,521,279	3,512,967
	760,893	567,826	1,568,766	1,111,215
Expenses
Salaries and benefits	606,172	494,546	1,271,279	910,973
General and administration	203,778	239,948	431,746	431,504
Occupancy costs and supplies	108,600	78,282	228,897	169,448
Closing costs	-	592,285	-	592,285
Travel and marketing	69,520	63,026	143,404	130,222
	988,070	1,468,087	2,075,326	2,234,432
Loss before under noted items	(227,177)	(900,261)	(506,560)	(1,123,217)
Interest income	(1,725)	-	(7,115)	0
Interest and financing expenses	-	38,286	-	83,857
Amortization of property, plant, and equipment	57,305	14,869	99,962	23,040
Stock compensation expense	18,241	5,076	269,358	45,446
	73,821	58,231	362,205	152,343
Net loss before discontinued operations	(300,998)	(958,492)	(868,765)	(1,275,560)
Discontinued operations
Income (loss) from discontinued operations (note 4 )	(83,525)	234,142	187,339	437,394
Net loss	(384,523)	(724,350)	(681,426)	(838,166)
Preferred share dividends	-	527	-	(33,223)
Forgiveness of preferred share dividends	-	563,477	-	563,477
Net loss attributable to common shareholders	(384,523)	(160,346)	(681,426)	(307,912)
Deficit, beginning of the period	(17,518,008)	(16,572,875)	(17,221,105)	(16,425,309)
Deficit, end of the period	$(17,902,531)	$(16,733,221)	$(17,902,531)	$(16,733,221)
Basic loss per common share
Continuing operations	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Discontinued operations	$(0.00)	$0.01	$0.00	$0.02
Weighted average common shares outstanding	58,277,696	25,805,515	58,277,696	17,687,469

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

These unaudited Revised Consolidated financial statements are condensed, and do not include all disclosures required for annual financial statements, which are contained in the notes to the Company’s audited Revised Consolidated financial statements filed as part of the Company’s Form 10-K for the year ended December 31, 2004. These unaudited Revised Consolidated financial statements, footnote disclosures and other information should be read in conjunction with the Revised Consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Under U.S. GAAP the effect on shareholders’ equity (deficit) would be adjusted as follows:

	June 2005	December 2004
Capital stock (as previously shown)	$16,044,736	$16,044,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock - U.S. GAAP	17,096,202	17,096,202
Contributed surplus (as previously shown)	2,805,767	2,536,409
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	2,842,173	2,572,815
Deficit (as previously shown)	(17,902,532)	(17,221,105)
Cumulative translation adjustment	(820,200)	(800,791)
Shareholders’ equity - U.S. GAAP	$1,215,643	$1,647,121

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

On the advice of the legal counsel, this note was removed in September 2005, because the contingency expired at that time

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

On the advice of the legal counsel, this note was removed in September 2005, because the contingency expired at that time

(ii)
There is uncertainty with respect to the Company’s liability for Goods and Services tax pertaining to certain services that it provides, and with respect to the Company’s liability for Workers Safety and Insurance Board premiums pertaining to its contract with PWGSC. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these Revised Revised Consolidated financial statements.

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