Form 10-K/A
period 2004-12-31
MED-EMERG INTERNATIONAL INC
filed 2006-03-01
CIK 1030179

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K-A
(Amendment 2)

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

Evaluation of Disclosure Controls and Procedures: Our management with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d) - 15(e) under the Securities Act of 1934, as amended (the "Exchange Act") pursuant to Rule 13a - 15c under the Exchange Act as of the end of the period covered by this Annual Report on Form 10K- A.

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As was initially reported, management was satisfied that its disclosure controls and procedures were effective. Subsequent to such evaluations, as a result of a review by the Securities and Exchange Commission (the "SEC") of our 1 OK filing, we reviewed the adequacy of our disclosure of certain matters related to Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements. After this review management and the Audit Committee of the Board of Directors determined to expand the disclosure in Management's Discussion and Analysis and in the Notes to the Financial Statements.

This led our management to conclude that the Company's disclosure controls and procedures were not sufficiently effective as of December 31, 2004, to ensure that information required to be disclosed in the Company's filings and submissions to the SEC under the Exchange Act are summarized and reported within the required time periods.

Remediation Measures for Identified Disclosure Controls and Procedures Deficiencies

Management's newly implemented measures to address the deficiencies in its disclosure controls and procedures include:

1.	Management will require continuing education during 2005 and 2006 of its accounting and finance staff to ensure compliance with financial reporting and compliance practices;
2.	Management will where necessary retain outside advisors to assist in the analysis of its disclosure requirements and its compliance, therewith;
3.	The Company will assess the staffing levels and expertise in its accounting and finance areas and take necessary steps to ensure appropriate levels of skills;
4.	The Company and the Audit Committee, as necessary, will consider additional items, or will alter the planned steps identified above to further remediate the material weaknesses identified above.

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
DATE: February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Sinclair	/s/ Jacob (Koby) Ofek

Michael Sinclair	Jacob (Koby) Ofek
Chairman of the Board	Director
DATE: February 28, 2006	DATE: February 28, 2006

/s/ Ramesh Zacharias	/s/ Lewis MacKenzie

Ramesh Zacharias	Lewis MacKenzie
Director, Chief Executive Officer	Director
DATE: February 28, 2006	DATE: February 28, 2006

/s/ John Yarnell	/s/ Manfred Walt

John Yarnell	Manfred Walt
Director	Director
DATE: February 28, 2006	DATE: February 28, 2006

/s/ Sidney Braun	/s/ William J Danis

Sidney Braun	William J Danis
President and Chief Operating Officer	Chief Financial Officer
DATE: February 28, 2006	DATE: February 28, 2006

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
20 and 21 which are as of November 25, 2005 and note 26 which is as of January 30, 2006

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

These revised consolidated financial statements have been modified to reflect management's reassessment of the application of certain accounting interpretations and to address certain disclosure requirements. Specifically, Shareholders' Equity (Deficit) has been restated on the Balance Sheet and note 14 has been amended based on a review of FRR 210, concerning quasi reorganizations, which led management to reverse the accounting treatment previously applied. Further, notes 11, 12 and 21 have been amended to satisfy specific disclosure requirements. In addition, notes 18 and 20 for Contingent Liabilities and Subsequent Events have been updated. The net loss attributable to common shareholders and basic loss per common share from continuing and discontinued operations remain unchanged.