Form 10-Q/A
period 2005-06-30
MED-EMERG INTERNATIONAL INC
filed 2006-03-01
CIK 1030179

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

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As was initially reported, management was satisfied that its disclosure controls and procedures were effective. Subsequent to such evaluations, as a result of a review by the Securities and Exchange Commission (the "SEC") of our 10K filing, we reviewed the adequacyof our disclosure of certain matters related to Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements. After this review management and the Audit Committee of the Board of Directors determined to expand the disclosure in Management's Discussion and Analysis and in the Notes to the Financial Statements.

This led our management to conclude that the Company's disclosure controls and procedures were not sufficiently effective as of December 31, 2004, March 31, 2005 and June 30, 2005, to ensure that information required to be disclosed in the Company's filings and submissions to the SEC under the Exchange Act are summarized and reported within the required time periods.

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