Form 10-K
period 2005-12-31
MED-EMERG INTERNATIONAL INC
filed 2006-03-31
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-13861

MED-EMERG INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

PROVINCE OF ONTARIO, CANADA (State or Other Jurisdiction of Incorporation or Organization)	NOT APPLICABLE (IRS Employer Identification No.)

6711 Mississauga Road, Suite 404 Mississauga, Ontario, Canada L5N 2W3
(Address of Principal Executive Offices)

(905) 858-1368
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act: None.

Securities registered or to be registered pursuant to Section 12(g) of the Act.
(Title of Class)
COMMON SHARES, NO PAR VALUE
REDEEMABLE COMMON SHARE PURCHASE WARRANTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filed See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐     Non-accelerated filer ☒
.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common shares of the registrant held by non-affiliates as of March 30, 2006 was approximately $11,655,500 based on the last reported sale price of $0.20 per share on that date as quoted on the OTC Bulletin Board (all figures in US dollars unless otherwise noted.).

As of March 30, 2006, 58,277,696 of the registrant’s common shares were outstanding.

PART I

ITEM 1:  BUSINESS

BACKGROUND

Med-Emerg International Inc (“MEII” or the “Company”) is an established healthcare solutions provider. Founded to supply contract staffing of emergency room (ER) physicians and nurses, the Company has expanded to offer medical services and healthcare consulting to a variety of governments, communities and facilities across Canada.

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services. In 2005, 64% of the Company’s revenue was generated by the Staffing Solutions unit; 28% by the Medical Services unit; and 8% by the Healthcare Consulting unit. From a Gross Margin perspective, the contribution was 46%, 38% and 16%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system. Some of these challenges, including the growing shortage of ER doctors, longer waiting times by patients, and the growing cost of public medicine, play directly into the Company’s strengths.

The Company’s Staffing Solutions provide physician-staffing services to more than 40 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

MEII’s Medical Services include chronic pain management, intravenous infusion services for pharmaceutical companies in conveniently located community-based clinics, and family medical clinics.

The Company’s Healthcare Consulting Services provides custom solutions for governments and national and provincial bodies on a variety of matters including primary care renewal, project evaluation, and healthcare human resource planning.

MEII was founded in 1983 and is incorporated under the Business Corporation Act (Ontario).

STAFFING SOLUTIONS

MEII is the leading provider of ER doctors to Ontario hospitals. The Company provides physician-staffing services to more than 40 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities. The Company believes that on-going physician shortages and continuing demand for improved levels of care will continue to drive its Staffing Solutions business.

In addition to its conventional ER staffing, MEII has developed a unique integrated staffing solution, which was trialed with the Whitby Mental Health Centre, to recruit primary care physicians. Based on patient population, the nature of the cases being treated, and the total cost of the current system, MEII introduced a healthcare model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its ninth year of operation, has received high satisfaction ratings from both staff and patients, resulting in the Whitby Mental Health Centre receiving the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health in Toronto, Canada, awarded MEII a similar contract for primary care services. In 2004, the company introduced Primary Health Care Nurse Practitioners to its mix of healthcare providers in community-based hospitals.

In March 2005, MEII reached an understanding with a provincial pharmacist association, to create a program to provide temporary placement of pharmacists in pharmacies across the province. Under the program, MEII was responsible for the recruitment, credentialing, placement and monitoring of the pharmacists. Late in 2005, this program was discontinued through mutual agreement.

Physicians choose to work with MEII for a variety of reasons. The Company can offer a variety of clinical experiences ranging from rural ER facilities to some of the country’s busiest emergency departments. Doctors can take a lead role or work in a team environment with more seasoned practitioners. Flexible scheduling also appeals to many ER physicians. While maintaining a regular position with one hospital, a physician can elect to work extra shifts through MEII. Also, some physicians take advantage of out-of-town assignments by booking vacations close to hospitals in resort communities.

MEII is responsible for the recruiting, credentialing and scheduling of its healthcare professionals. Historically physicians and nurses have been recruited by word-of-mouth, at trade shows and through trade publications. Before arriving at a facility, the practitioner is screened to ensure that he or she has the necessary professional credentials, is licensed in the jurisdiction of the facility in question, carries all of the relevant medical malpractice insurance in addition to any requirements or skills, unique to the specific facility. Client scheduling requirements are obtained six to ten weeks in advance of shift dates. Once the shift requirements are obtained, MEII personnel query the Company’s proprietary data base of healthcare providers and contact those with the appropriate skills, credentials and availability to determine their interest in taking on a specific shift.

Doctors’ billings account for more than 90% of MEII’s Staffing Solutions revenue. MEII pays its doctors based on rates prescribed by provincial health insurance programs. With most of MEII’s revenues generated in the Province of Ontario, the Ontario Hospital Insurance Program (OHIP) rates are the basis of payment for most doctor payments.

MEDICAL SERVICES

MEII provides innovative medical services directly to healthcare consumers.

Infusion Services

In March 2001, MEII entered into an agreement with Schering Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with disabling rheumatoid arthritis and Crohn's disease. The Company delivered more than 7,500 infusions in 2005.

MEII expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of December 31, 2005, the Company operated 13 virtual clinics across Ontario. On an as-required basis, the Company rents space in community-based medical clinics. MEII’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs. The Remicade™ is supplied by a local pharmacy.

Remicade™ is currently approved by Health Canada for three indications in Ontario: rheumatoid arthritis, Crohn’s disease, and ankylosing spondylitis. Remicade™ is also prescribed for ulcerative colitis, psoriasis and psoriatic arthritis, but these indications are awaiting approval from Health Canada. Once an indication is approved by Health Canada, it is more likely that doctors will prescribe the medicine and that insurance companies will insure the medicine. Historically, more than 85% of infusions have been related to Crohn’s disease and rheumatoid arthritis. Although total infusions grew by more than 25% in 2005, growth for the two key indications was less than 5% in the latter part of the year. The Company expects growth related to Remicade™ to level off unless additional indications are approved by Health Canada.

The Company continues to look for additional products to offer through its infusion clinics.

Pain Management Services

MEII’s chronic pain management service, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. A second location, in downtown Toronto, was opened in December 2004 and two more locations were opened in 2005, in Hamilton and Mississauga.

CPM has developed a standardized approach to the treatment of chronic pain, using an integrated multi-disciplinary approach including anesthetists and ER physicians, amongst others.

In August of 2005, Dr. Roman Jovey, the President of the Canadian Pain Society, joined CPM as its Medical Director. Over the last 15 years, Dr. Jovey has developed an international reputation in the field of chronic, non-cancer pain, using pharmacotherapy. In addition to maintaining a private practice, Dr. Jovey also consults with the pharmaceutical industry and educational institutions on medical educational programs related to pain. He is also a medico-legal expert for the Canadian Medical Protective Association on cases related to opioids, pain and addiction. In his capacity as Medical Director, Dr. Jovey oversees the clinical aspects of CPM and assists in the training of new physicians.

The Company intends to increase the number of physicians available to treat those suffering from chronic pain and thereby improve service availability to a healthcare sector that is plagued by long wait times. The Company has developed and launched a training program specifically designed to educate emergency room physicians in chronic pain management. The second group of these doctors is now being scheduled to complete the clinical portion of their training in the Company’s Toronto-area clinics.

The clinic that CPM acquired in November 2004 increased patient visits from approximately 300 patients per month to almost 700 patients per month during 2005. Further, CPM as a whole more than tripled its volumes by seeing approximately 1,000 patients in November 2005, compared to the 289 patients seen in November of 2004.

Plans are underway to further increase capacity in 2006 by training more doctors and by opening additional clinic locations.

Family Medical Clinics

In January 2005, the Company resumed operation of a family medical clinic in Wallaceburg, Ontario that it had sold in 2003, after the purchaser failed to achieve certain earnings targets. In November 2005, the Company resumed operation of a second clinic in Calgary Alberta, when the buyer defaulted on certain payment obligations. The Company has no plans to expand it Family Medical Clinics.

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently the Company is providing consulting services under several contracts, advising on a range of issues related to primary care staffing, health human resource planning, and integrated service delivery models.

In 2005, the Company developed an innovative health human resource planning tool for the four Atlantic Provinces (New Brunswick, Nova Scotia, Prince Edward Island and Newfoundland and Labrador). The tool focused on a needs based model as opposed to the traditional supply based design. This project received wide recognition in the marketplace and the Company expects that new business opportunities will arise as a consequence.

The Company was recently awarded a contract by a national association to provide consulting services in connection with planning for an influenza pandemic. The Company believes that this contract, like the one with the Atlantic Provinces, has the potential to generate additional consulting opportunities.

In 2005, the Company also completed projects for the Royal College of Physicians and Surgeons and the Canadian Nurses Association. Additionally, MEII also started five projects associated with the design and development of Family Health Teams (FHTs) across Ontario. The Company expects to be awarded additional contracts in 2006.

MEII has used a ‘virtual’ model to build its healthcare consulting practice. Under the guidance of MEII’s Director of Health Services Consulting, the Company responds to contract tenders for projects that meet pre-defined criteria. Project-specific teams are assembled, based on the needs of the contract. The Company calls on the expertise of leading academics and industry leaders to work on specific projects. On a recent contract, the Company worked with two internationally recognized subject-matter experts, a former senior public-health officer and surgeon, two professors at leading Canadian universities, a lawyer, and a chief health human resource officer for a provincial government. In tandem with MEII’s own project manager, the contract was won in a competition against bids from several multi-national consulting firms.

DISCONTINUED OPERATIONS (GOVERNMENT HEALTHCARE SERVICES)

In March 2001, the Company was awarded an administrative management services contract, the largest of its kind, to provide medical staffing for military bases of the Department of National Defence (DND) across Canada. The contract had an initial period of three years ending on March 31, 2004, but the contract was amended and extended until March 31, 2005.

In May 2004, Public Works and Government Services Canada (PWGSC) re-tendered the Contract. MEII responded to the tender proposal and its bid was one of three considered by PWGSC. In December 2004, MEII learned that it was not successful in its bid to win a follow-on contract with DND. Its contractual relationship with the Canadian government for DND medical staffing services ended on March 31, 2005.

In January 2005 the Company initiated a Cdn$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  The Company believes that the successful bidder used confidential information obtained through the hiring of a former MEII employee to win the contract, and that the former MEII employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to MEII.  On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (CITT).  The CITT is the administrative tribunal in Canada with the jurisdiction to conduct inquiries into complaints by potential suppliers concerning procurement by the federal government departments and agencies, including DND and PWGSC. In its submission to the CITT, MEII questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract, valued at $448,810,965, was conducted, including the evaluation of its proposal submitted in response to the Request for Proposal (RFP). Specifically, the Company alleged that PWGSC:

•	Awarded the contract to a bidder that did not meet the mandatory requirements of the bid;
•	Introduced unpublished evaluation criteria to the evaluation process, and
•	Failed to properly apply the published evaluation criteria.

In filing the complaint, the company sought to terminate the contract award to the winning bidder, to have MEII awarded the contract, or in the alternative, to have a new bid process conducted.  In the further alternative, the Company asked that it be compensated for lost profit on the contract and the costs associated with the filing of the complaint. On June 15, 2005 the CITT ruled that the Company’s complaint against PWGSC was valid, in part, and awarded the Company its reasonable costs. On July 15, 2005 the Company filed an application for judicial review into the CITT decision. In its decision the CITT held that PWGSC breached the applicable trade agreements in conducting its procurement. Despite this, the CITT declined to grant any remedy aside from the award of reasonable costs. The Federal Court of Appeal convened on March 22, 2006 to consider the matter. A ruling has not yet been received.

OVERVIEW OF THE CANADIAN HEALTHCARE INDUSTRY

STAFFING SOLUTIONS

The Canadian healthcare industry, like those in most industrialized nations, suffers from a chronic shortage of healthcare professionals. This situation is most acute in rural areas. Fewer than 10% of Canada's doctors work in rural areas, even though that's where 21% of Canadians live. Further, just 2% of specialists work in rural Canada, including only 2% of emergency medicine specialists.1

From 1994 to 2000, the net inflow of physicians into practice dropped to 313 physicians per year, compared to 1,040 per year from 1990 to 1993. This resulted in 5,093 fewer physicians entering practice from 1994 to 2000 than would have entered if this net inflow rate had not dropped from the 1990 to 1993 level. The causes for this decline in physician inflow are listed below in order of impact:

1. An increase in the length of time spent in postgraduate training, from 1993 onwards. This factor accounted for one-quarter of the total decline in net physician inflow.
2. A decreased intake of international medical graduates. The decreased intake accounted for 22% of the total decline in net physician inflow.
3. The net inflow rate would have dropped by 21%, even without any policy changes. This reduction was due to a dynamic effect created in 1987, when the rotating internship experienced a surge in enrolment. This created a temporary increase in the inflow rate between 1987 and 1992, which would have naturally subsided by 1993.
4. An increase in retirements, accounted for 17% of the decline in net physician inflow.
____________________
1 Geographic Distribution of Physicians in Canada: Beyond How Many and Where, January 11, 2006, published by the Canadian Institute of Health Information.

5. Medical school enrolment decreases had only a modest impact on the decline in physicians. There was a 5% drop in output from Canadian medical schools beginning with the class of 1991 and a further 10% reduction beginning with the class of 1997.
6. Loss of physicians to the United States and other countries had little impact. In any given year during the decade, there was a net loss of Canadian physicians due to migration. However, this annual loss was only slightly greater from 1994 to 2000 than it was from 1990 to 1993. Hence, this phenomenon accounted for only 3% of the decline in net physician inflow.2

Exacerbating the declining supply of physicians is the changing demographics of the physician population. Between 1981 and 2000, the proportion of women entering medicine rose from 13% to 29% and at the same time, the physician population aged. Overall, female physicians and older physicians work fewer hours than their younger, male counterparts. With the physician population aging and more women entering the profession, the available hours per physician is declining. At the same time, the Canadian population is aging and the elderly typically use more medical services. 3

Because of these demographic shifts, it is estimated by the Canadian Medical Association, that 4 million Canadians, or about 12% of the population, do not have a family physician4 . Consequently, emergency rooms are crowded with patients who would otherwise be seen by a general practitioner (GP). The increased burden on emergency rooms increases the staffing requirements of these units.

MEDICAL SERVICES

Infusion Services
Outpatient infusion therapy was first introduced in the 1980s and 1990s as part of an effort to stem rising healthcare costs by delivering services in more cost-effective ways. Outpatient infusion therapy was also made more practicable by improved intravenous technology. Over the years, outpatient infusion clinics have proven to be a safe and reliable alternative to hospital-based infusions with the added benefit that patients enjoy being in a non-hospital environment, close to where they live. For a variety of reasons, community-based infusion clinics did not arrive in Canada until the 1990s.

Community-based infusion clinics are usually based in medical or rehab clinics. They can be used to deliver a variety of therapies including chemotherapy, pain management, antimicrobial and biologic therapies, to name a few.

While public and privately funded infusion clinics thrive in the United States, Canada has been relatively slow to embrace the change. With continuing pressures on healthcare spending, the Company anticipates that over time Canada will increasingly turn to community-based infusion clinics to help manage healthcare spending.

Pain Management Services
In 2001, the European Federation of the International Association for the Study of Pain Chapters declared that while acute pain may reasonably be considered a symptom, chronic and recurrent pain is a disease in its own right.

In a study conducted on behalf of the Canadian Pain Society, more than 20% of Canadians were found to suffer from chronic pain (unexplained pain lasting more than 6 months). In those 55 years of age or older, the incidence increased to almost 40% of the population.5  This equates to more than 6,000,000 Canadians who could potentially access medical services for the treatment of pain.

___________________
2 From Perceived Surplus to Perceived Shortage: What Happened to Canada’s Physician Workforce in the 1990s? Benjamin TB Chan, MD, MPH, MPA, June 2002, published by the Canadian Institute for Health Information.
3 Ibid
4 Canadian Healthcare in Crisis, CBS News, (AP), March 20, 2005.
5 Moulin, D., Canadian National Pain Study, 2002, Pain Research and Management.

While the population affected by chronic pain is substantial, the treatment of chronic pain is still in its formative stages. In a 2003 study by Morley-Foster et al for Pain Research Management, 68% of Canadian physicians surveyed thought that moderate to severe chronic pain was not well managed in Canada and 60% thought pain management could be enhanced by improved physician education. Misinformation abounds in the medical community as well. The same study found that 17% of GPs and 10% of palliative care physicians wrongly thought that regulations limited the prescribing of opioids for pain management.6

There are few standards in regards to the treatment or delivery of chronic pain care in Canada. In a study of 180 patients with peripheral neuropathy, 43% used complementary alternative medicines, including megavitamins, magnets, acupuncture and herbal remedies7 .

At the same time, the societal cost of chronic pain is staggering. Industry estimates that the annual cost of chronic pain to the US economy, due to reduced performance at work, is $61.2 billion;8  an amount equal to that of cardio vascular disease. Using the traditional 10 to 1 ratio for comparing the US market to the Canadian market, this suggests that the cost to the Canadian economy is about $6 billion.

Facilities for the treatment of chronic pain in Ontario are backlogged. The average wait time for a patient to access a multi-disciplinary pain clinic is 26 months9 . The further one travels from the Greater Toronto Area, the longer the wait times are.

HEALTHCARE CONSULTING

The demographic challenges described under STAFFING SOLUTIONS, above, directly affect the Healthcare Consulting business.

Healthcare spending in Canada in 2005 is forecast to increase to Cdn$142 billion, a 7.7% increase over 2004, and a record 10.4% of GDP.10  The Ontario director of the Canadian Taxpayers Federation is quoted as saying that, based on current growth patterns; Ontario will be spending 85% of its budget on healthcare by 203511.   Such a situation is unworkable.

In the alternative, federal and provincial governments and medical associations are all looking for ways to deliver more with less. As long as this crisis environment continues, the opportunity for healthcare consulting is expected to remain strong.

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
________
6 Morley-Foster et al, Pain Research Management, 2003.
7 Brunelli B. et al. Journal of Neurological Sciences. 2004 ;218(1-2):59-66
8 Stewart et al, The Journal of the American Medical Association, 2003; 290:2443-54.
9 Peng, unpublished data, 2005.
10 National Health Expenditure Trends, 1975-2005, published December 6, 2005, by the Canadian Institute for Health Information
11 Canadian Healthcare in Crisis, CBS News, (AP), March 20, 2005.

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

COMPETITION

The Company competes with a variety of healthcare service providers. These include the following by MEII business unit:
•	Staffing Solutions: Third party staffing agencies (nursing); Small groups of physicians that provide competitive services to local hospitals (physicians)
•	Medical Services: Public hospitals; Homecare agencies; and Physician practice management companies
•	Healthcare Consulting: Independent consulting companies.

EMPLOYEES

As of December 31, 2005, the Company had 109 active full and part-time employees, 20 were employed in administration, 24 were involved in staffing solutions, 61 were active in medical services, and four were in the consulting division. The Company believes its relations with its employees are good. The Company’s employees do not belong to a union and there is no collective bargaining agreement covering the employees. The Company also has approximately 130 contractors engaged on a part-time basis, all of which provide services to clients of the Company.

RISK FACTORS

 MEII’s business and strategy are subject to many risks discussed below. If any of these risks occurs, its business, financial condition or operating results could be adversely affected.

Risks Related to the Company

The Company has incurred operating losses.

The Company incurred a CAN GAAP net loss attributable to common shareholders of $856,557 (on revenues of $14,392,647) during the year ended December 31, 2005, as compared to a CAN GAAP net loss of $795,796 (on revenues of $9,496,569) during the year ended December 31, 2004. As of December 31, 2005, the Company had an accumulated shareholders’ equity balance of $81,477. There can be no assurance that the Company will operate profitably in the future.

The Company’s resources may not be sufficient to manage its expected growth.

The Company anticipates a period of significant growth, which it expects to place a strain on its administrative, financial and operational resources. The Company’s ability to manage staff and growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, install new management information and control systems and train, motivate and manage its employees. There can be no assurance that the Company will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support its future operations. If the Company is unable to manage growth effectively, maintain and service its products or if new employees are unable to achieve performance levels, the Company’s business, operating results and financial condition could be materially adversely affected.

Provincial laws regarding the corporate practice of medicine may adversely affect the Company’s business.

Business corporations are legally prohibited in many Canadian provinces from providing or holding themselves out as providers of medical care. While the Company has structured its operations to comply with the corporate practice of medicine and the laws of the provinces in which it operates and will seek to structure its operations in the future to comply with the laws of any province in which its plans to operate, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of medicine in such province. If it is determined that the Company is in violation of applicable restrictions on the practice of medicine in any province in which it operates there could be a material adverse effect on the Company’s business if it were unable to restructure its operations to comply with the requirements of such province. Such regulations may limit the jurisdictions in which the Company can operate, thereby inhibiting its future expansion into potential markets in other jurisdictions.

The Company could be liable for back payroll taxes and penalties if its independent contractors are reclassified as employees.

The Company has engaged approximately 130 contractors on a part-time basis, all of which provide services to clients of the Company. The Company classifies all of its contractors as “independent contractors” for all purposes, including employment tax and employee benefit purposes, and therefore the Company does not pay or withhold any Federal or provincial employment tax with respect to or on behalf of its contractors. The Company believes that its contractors are not employees under existing interpretations of Federal and provincial laws. However, there can be no assurance that Federal or provincial authorities or the Company’s contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these contractors, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such contractors, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such contractors. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods.

The Company is exposed to professional liability.

Due to the nature of its business, the Company and the physicians and nurses who provide services on its behalf may be the subject of medical malpractice claims, with the attendant risk of substantial damage awards. The sources of potential liability in this regard include the alleged negligence of those physicians and nurses, which are under contract at hospitals and clinics. The Company currently maintains the following insurance policies related to professional liabilities: (i) Cdn$5,000,000 aggregate per annum (Cdn$5,000,000 limit per occurrence) with respect to general commercial liability; and (ii) Cdn$4,000,000 aggregate per annum (Cdn$2,000,000 limit per occurrence) with respect to errors and omissions caused by a negligent act, error or omission by the Company, or any person for whom it is legally liable, arising out of the conduct of its business. (iii) Cdn$10,000,000 aggregate per annum (Cdn$5,000,000 limit per occurrence) for medical malpractice caused by a negligent act, error or omission by the Company, or any person for whom it is legally liable. In addition, physicians staffed by the Company maintain their own malpractice insurance. To the extent such physicians may be regarded as agents of the Company in the practice of medicine, there can be no assurance that a patient or client would not sue the Company for any negligence of such physicians. In addition, in the event that the Company becomes liable, there can be no assurance that its current insurance policy will be adequate to cover any such liabilities.

The Company’s business is subject to government regulation.

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

Continuing budgetary constraints at both the Federal and provincial level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead to significant reductions in government and other third party reimbursements for certain medical charges. The Company’s independent contracted physicians as well as the Company are subject to periodic audits by government reimbursement programs to determine the adequacy of coding procedures and reasonableness of charges.

The Company is dependent on its key employees.

The Company’s success is largely dependent upon the efforts and abilities of Dr. Ramesh Zacharias, its Chief Executive Officer; Sidney Braun, its President and Chief Operating Officer; William Danis, its Chief Financial Officer; and Dr. Donald Ross, its Vice President of Business Development. If the Company lost the services of any of Dr. Zacharias, Mr. Braun, Mr. Danis or Dr. Ross, its business could be materially adversely affected. The Company has not procured key-man life insurance for any of its employees.

The Company’s officers and directors beneficially own majority of the outstanding common shares and are able to control the Company.

The Company’s officers and directors own or have rights to acquire an aggregate of approximately 55.9% of the voting power of its capital stock. As a result, they will be in a position to exercise significant influence over the Company and the election of directors and otherwise essentially control the outcome of all matters requiring stockholder approval.

The Company is dependent on the proper functioning of its information systems.

The Company is dependent on the proper functioning of our information systems in operating its business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, the Company relies on its information systems in managing its accounting and financial reporting. Its information systems are protected through physical and software safeguards and it has backup remote processing capabilities. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact the Company’s ability to identify business billing opportunities quickly, to maintain and clinical records reliably, to bill for services efficiently and to maintain its accounting and financial reporting efficiently.

The Company may experience additional losses through the financing of accounts receivables.

One of the services provided by the Company’s staffing solutions business is the collection of fees for services performed by its employees and sub-contractors. In the event that the Company does not collect these fees by the time payment is due to the physicians and nurses, it is nevertheless obligated to pay the physicians and nurses for the duties they have fulfilled. In practice, the Company uses its working capital to finance the accounts receivable and pay the physicians and nurses. Historically, bad debts are less than 1% of gross billings since substantially all of the physician services billed to OHIP are for Ontario residents who are automatically covered by OHIP for the medical services performed. However, there can be no assurance that accounts receivables will ultimately be collected from OHIP and the hospitals. Accordingly, there can be no assurance the Company will not experience significant losses due to unpaid accounts receivables which it has financed.

The Company may need additional financing to achieve its growth strategy.

Additional financing may be required to continue to pursue the Company’s growth strategy. If the Company does not obtain additional financing when required, it may be required to modify, delay or abandon some or all of its expansion plans, which may have a material adverse effect on its business.

The Company is subject to litigation, which could result in substantial judgment or settlement costs.

Claims have been made against the Company for general damages, for breach of contract and in tort. It is possible that further claims will be made against the Company. The defense of these lawsuits may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business. In addition, an adverse determination or a substantial settlement could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or future prospects.

The Company is exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

The Company is spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of the Company’s internal control systems, and attestations of the effectiveness of these systems by its independent auditors. The Company is currently planning the documentation and testing of its internal control systems and procedures and considering improvements that may be necessary in order for it to comply with the requirements of Section 404 by the end of 2007. This process will require the Company to hire additional personnel and outside advisory services and will result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, the Company may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by its independent auditors. If the Company is not able to timely comply with the requirements set forth in Section 404, it might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect the Company’s business and financial results.

Moreover, because the new and changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Competition in the Healthcare industry may adversely affect the Company’s revenues and market position.

The healthcare industry is highly competitive. The Company competes based on scope, quality and cost of services provided. Many of its existing and potential competitors have substantially greater financial resources available to them. While management believes that it competes on the basis of the quality of its services, the larger resources of its competitors may give them certain cost advantages over it (e.g. in the areas of malpractice insurance, cost, savings from internal billing and collection and a broader scope of services). The Company also competes with various local physician groups which provide hospitals with emergency staffing alternatives.

Risk Related to investment in a Canadian corporation.

MEII is incorporated under the Business Corporations Act, Ontario (“OBCA”) and its directors, controlling persons and officers as well as experts named herein, are residents of Canada, Israel or the UK. Moreover, substantial portions of the Company’s assets and the assets of such persons are located in Canada, Israel or the UK. As a result, it may be difficult to effect service of process within the United States upon the Company or such persons or to enforce, in United States federal or state courts, judgments against them obtained in such courts and predicated on the civil liability provisions of the United States federal or state securities laws.

Risks Related to the Market

There is a limited public market for the Company’s securities and there can be no assurance that a public trading market will continue.

The Company’s common share and common share purchase warrants are quoted on the OTC Bulletin Board. Currently, there is no public trading market in Canada for the Company’s securities. There are no assurances that a public trading market for the Company’s securities in the United States will be obtained. In any event, because certain restrictions may be placed upon the sale of such securities unless such securities qualify for an exemption from the “penny stock” rules (such as being listed on NASDAQ) some brokerage firms will not effect transactions in the Company’s common shares and it is unlikely that any bank or financial institution will accept such securities as collateral, which could have a material adverse effect in developing or sustaining an market for such securities.

Currency Fluctuations may adversely affect the Company’s operating results.

Revenue denominated in Canadian dollars accounted for 100% of the Company’s revenue for the year ended December 31, 2005, 100% for the year ended December31, 2004, and 100% for the year ended December 31, 2003. Accordingly, the relationship of the Canadian dollar to the value of the United States dollar may materially affect the Company’s operating results. In the event that the Canadian dollar was materially devalued against the United States dollar, the Company’s operating results could be materially, adversely affected.

The Company may fail to meet the expectations of its investors and analysts, which may cause the market price of its common shares to fluctuate or decline.

Analysts frequently issue reports based on the results of a single quarter. The Company’s revenues and earnings have fluctuated significantly in the past, and management expects that they will continue to do so in the future. Relatively poor results in one quarter could significantly and adversely influence such reports, which may in turn lead to depreciation of the market price of the Company’s common shares, which in turn may result in the loss of some or all of its shareholders’ investment. Factors that influence the fluctuating nature of our quarterly results include, without limitation:

•	the demand for the Company’s services;

•	any change in its ability to attract and retain medical professionals, consultants and customers;

•	the timing and significance of new services and products introduced by it and its competitors;

•	the level of services provided and prices charged by it and by its competition;

•
unexpected changes in operating expenses, such as a determination by the Canadian fiscal authorities that it must pay payroll taxes for its Canadian contract service providers and penalties for not having done so in the past; and

•	general economic factors.

These factors, many of which are beyond the Company’s control, substantially curtail an investor’s ability to predict the Company’s future performance based on its past performance, as do many of the other risks discussed in this Annual Report. In addition, many companies that generate increasing revenues and earnings nevertheless experience devaluation of the market price of their publicly traded equities. There can be no assurance that even positive results of operations will not negatively affect the market price of the Company’s common shares.

Substantial resales of the Company’s common shares could depress its share price.

The market price of the Company’s common shares could decline, perhaps significantly, as a result of resale’s of a large number of common shares in the public market or even the perception that such resale’s could occur. In addition, the Company has a substantial number of options, warrants and other securities convertible into common shares outstanding that may be exercised in the future. These factors could also make it more difficult for the Company to raise funds through future offerings of its equity securities.

The Company has not paid, and does not intend to pay, cash dividends in the foreseeable future.

The Company has not paid any cash dividends on its common shares and does not intend to pay cash dividends in the foreseeable future. It intends to retain future earnings, if any, for reinvestment in the development and expansion of its business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which the Company may issue. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and depend on its financial condition, results of operations, capital and legal requirements and such other factors as the board of directors deems relevant.

The Company’s board of directors may issue preferred stock and common stock, which could adversely affect the value of the Company’s securities.

The Company’s certificate of incorporation authorizes the issuance of an unlimited number of common shares and ‘blank check” preferred shares with such designations, rights and preferences as may be determined from time to time by the board. Accordingly, the Company’s board is empowered without shareholder approval, to issue an unlimited number of common shares for any purpose without shareholder approval or issue preferred shares with dividend, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of common shares and adversely affect the relative voting power or other rights of the holders of the Company’s common shares. The issuance of the Company’s preferred shares or common shares may be used under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company. The Company has no present intention to issue any of its preferred shares. However, there can be no assurance that it will not issue preferred shares or common shares in the future.

The Company’s common shares are subject to penny stock regulations.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the United States Securities and Exchange Commission. The Company’s common shares are penny stocks within the meaning of these rules. Penny stocks generally are equity securities with a price of less than $5.OO (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers account In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchasers written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

ITEM 2: PROPERTIES

We do not own any real property. Our principal leases, as of December 31, 2005, are listed below:

Location	Function	Square Feet	MonthlyRent (CDN $)	Lease Expiration

Mississauga, Ontario	Head office and clinical services	8,940	17,129	December 31, 2007
London, Ontario	Administrative services	1,550	1,549	April 30, 2009
Scarborough, Ontario	Clinical services	2,080	5,385	February 28, 2010
Wallaceburg, Ontario	Clinical services	5,900	5,900	May 1, 2012
Calgary, Alberta	Clinical services	6,417	10,200	February 28, 2009

ITEM 3: LEGAL PROCEEDINGS

(i)  On August 3, 2004 a lawsuit (Burke v. Master Corporal Calvin Smith, Med-Emerg International Inc., and the Attorney General for Canada) was filed in the Superior Court of Justice (Ontario), naming the Company as a defendant. The lawsuit alleges defamation and wrongful termination and breach of employment contract and seeks damages from the Company in the amount of Cdn$550,000. The plaintiff was employed by the Company on a term definite contract with respect to the DND contract. In August 2003, the Company was advised by DND that DND was reviewing its staffing needs with respect to the base where the plaintiff was employed. Without the approval of PWGSC, the government arm responsible for DND procurement, MEII was unable to extend the plaintiff’s employment beyond September 26, 2003. On September 22, 2003, the Company was instructed to terminate the plaintiff’s contract immediately, for cause. MEII was denied the right to investigate the situation or to participate in DND’s investigation of the matter. Absent information to the contrary, the Company paid the plaintiff until the rightful end of his contract, September 26, 2003. The plaintiff has acknowledged that nothing further is owed to him by MEII. The Company has filed a cross-claim against the Attorney General for Canada, for damages incurred.

(ii)  On September 22, 2003, a lawsuit (Hans Asche v. Med-Emerg International Inc. and Her Majesty in Right of Canada (Minister of National Defence), et al) was filed with the Supreme Court of Nova Scotia, naming MEII as a defendant. The plaintiff claims unspecified damages for wrongful dismissal and breach of contract. In June 2003, DND instructed MEII to remove the plaintiff from its premises. MEII sought instructions from PWGSC, as per the requirements of the contract. A response was not received until September 29, 2003. The Company has filed a cross-claim against the Attorney General for Canada, for damages incurred.

(iii)  On January 24, 2005, the Company filed a complaint (Med-Emerge International Inc. v. Calian Technology Limited et al) with Ontario Superior Court of Justice alleging that the defendants, the winning bidder in the May 2004 re-tender of the DND contract and a former employee of the Company, used confidential information obtained through the hiring of the former MEII employee to win the contract, and that the former MEII employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to MEII. The Company is seeking Cdn$100,000,000 in damages. See Discontinued Operations (Government Healthcare Services) under Item 1 above.

(iv)  On January 31, 2005, the Company filed a complaint under subsection 30.13(1) of the Canadian International Trade Tribunal Act (CITT) alleging that PWGSC had improperly awarded the DND contract in the May 2004 re-tender. The Company sought to terminate the contract award to the winning bidder, to have MEII awarded the DND contract, or in the alternative, to have a new bid process conducted.  In the alternative, the Company asked that it be compensated for lost profit on the DND contract and the costs associated with the filing of the complaint. On June 15, 2005 the CITT ruled that the Company’s complaint against PWGSC was valid, in part, and awarded the Company its reasonable costs. On July 15, 2005 the Company filed an application for judicial review into the CITT decision. In its decision the CITT held that PWGSC breached the applicable trade agreements in conducting its procurement. Despite this, the CITT declined to grant any remedy aside from the award of reasonable costs. The Federal Court of Appeal convened on March 22, 2006 to consider the matter. A ruling has not yet been received. See Discontinued Operations (Government Healthcare Services) under Item 1 above.

Except as described in the preceding paragraph, the Company is not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. From time to time, the Company may be a party to litigation or other legal proceedings that it would consider to be a part of the ordinary course of its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended, December 31, 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common shares and redeemable common share purchase warrants are traded under the symbols “MDER” and “MDERW”, respectively, on Nasdaq’s OTC Bulletin Board. Although trading in the Company’s common shares has occurred on a relatively consistent basis, the volume of shares traded has been limited. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for the Company’s common shares will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table sets forth the quarterly high and low bid prices for the Company’s common shares over the last two completed fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of the Company’s common shares on March 30, 2006 was $.20 per share.

	COMMON SHARES
	HIGH	LOW
Fourth Quarter, 2005	$.24	$.13
Third Quarter, 2005	$.33	$.17
Second Quarter, 2005	$.40	$.25
First Quarter, 2005	$.60	$.35
Fourth Quarter, 2004	$.55	$.40
Third Quarter, 2004	$.57	$.32
Second Quarter, 2004	$.65	$.34
First Quarter, 2004	$.69	$.33

The number of record holders of the Company’s common shares on March 31, 2006 was approximately 350. The Company believes that a significant number of its common shares are held in either nominee name or street name brokerage accounts and, consequently, it is unable to determine the number of beneficial owners of its common shares.

Dividend Policy

The Company has never paid or declared cash or stock dividends on its common shares. The payment of cash dividends, if any, will beat the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors the Board of Directors may deem relevant. It is currently the policy of the Board of Directors to retain any future earnings for use in the Company’s business. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

Unregistered Sales of Equity Securities

None.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto, other financial data, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	US$
	YEAR ENDED DECEMBER 31,
	2005(1)	2004(1)	2003(1)	2002(1)	2001(1)
Statement of Operations Data:
Revenue	14,392,647	9,496,569	14,254,652	6,092,200	6,845,826
Physician fees and other direct costs	10,678,611	7,271,148	11,494,170	4,929,138	5,643,347
Gross Profit	3,714,036	2,225,421	2,760,482	1,163,062	1,202,479
Operating expenses before undernoted items	4,038,437	3,601,423	2,884,206	1,808,498	1,894,888
Depreciation and amortization	243,413	134,238	52,851	52,453	76,331
Other expenses	432,748	865,939	1,274,217	416,667	1,898,310

Loss before income taxes	(1,000,562)	(2,376,179)	(1,450,792)	(1,114,526)	(2,667,050)
Income taxes (recovery)	-	-	(2,458)	-	1,248,016
Minority interest	-	-	(2,094)	(2,211)	1,926
Gain (Loss) on Discontinued operations	144,005	1,034,974	(128,410)	508,651	(2,824,575)
Net loss - Canadian GAAP	(856,557)	(1,341,205)	(1,574,650)	(603,664)	(6,741,567)
Net loss - US GAAP	(848,653)	(1,176,578)	(2,132,537)	(619,214)	(6,964,095)
Preferred share dividends	-	(34,173)	(135,006)	(134,983)	(134,870)
Forgiveness of Preferred share dividends	-	579,582	-	-	-
Net loss attributable to common shareholders - Canadian GAAP	(856,557)	(795,796)	(1,709,656)	(738,647)	(6,876,437)
Net loss attributable to common shareholders - US GAAP	(848,653)	(631,169)	(2,267,543)	(754,197)	(7,098,965)
Basic loss per common share(2)
Continuing operations	(0.02)	(0.05)	(0.17)	(0.08)	(0.48)
Discontinued operations	0.00	0.03	(0.01)	0.05	(0.34)
Balance Sheet Data:
Working Capital Surplus (deficit)	(56,542)	1,224,127	(3,169,692)	(2,329,525)	(1,931,980)
Total Assets	4,618,106	7,322,027	4,044,225	3,641,207	3,421,080
Notes Payable	599,991	599,991	599,991	590,536	590,536
Shareholders' equity (deficit) - Canadian GAAP	81,477	559,249	(3,448,142)	(2,341,861)	(1,844,350)
Shareholders' equity (deficit) - US GAAP	1,169,349	1,647,121	(2,360,270)	(1,253,989)	(756,478)

Year end US$ exchange rate (equivalent to 1Cdn$)	0.86	0.83	0.77	0.63	0.63

Average US$ exchange rate (equivalent to 1Cdn$)	0.83	0.77	0.71	0.64	0.65

Range of high and low rates (equivalent to 1Cdn$)	0.79 to 0.87	0.71 to 0.85	0.63 to 0.78	0.62 to 0.67	0.62 to 0.67

(1)
In Q1 2005, the Company reclassified its results from Government Healthcare Services (related to the DND contract) to discontinued operations. Accordingly, the results of operations have been reclassified to the discontinued line item on the income statement for the respective periods ended December 31, 2004, 2003, 2002 and 2001.

(2)	Basic loss per common share reflects net loss available to common shareholders divided by the weighted average number of common shares outstanding.

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)
	4TH QUARTER		3rd QUARTER		2nd QUARTER		1ST QUARTER
	2005	2004	2005	2004	2005	2004	2005	2004

Revenue	4,193,481	2,590,644	4,109,121	2,281,743	3,010,613	2,178,969	3,079,432	2,445,213

Gross Profit	1,139,791	580,505	1,005,479	533,701	760,893	567,826	807,873	543,389

Income (loss) before undernoted items	166,574	86,955	15,585	(339,740)	(227,177)	(900,261)	(279,383)	(222,956)

Net loss before discontinued operations	(57,918)	(624,473)	(73,879)	(476,146)	(300,998)	(958,492)	(567,767)	(317,068)

Gain (loss) from discontinued operations	19,945	356,301	(63,279)	241,279	(83,525)	234,142	270,864	203,252

Net loss for the period	(37,973)	(253,017)	(137,158)	(234,867)	(384,523)	(160,346)	(296,903)	(147,566)

Basic loss per common share
Continuing operations	0.00	0.00	0.00	(0.01)	(0.01)	(0.02)	(0.01)	(0.04)
Discontinued operations	0.00	0.00	0.00	0.00	0.00	0.01	0.00	0.02)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

Certain prior year information has been reclassified to conform to the current year’s presentation including the Reclassification of the Company’s Government Healthcare Services operations to discontinued operations.

BUSINESS OVERVIEW

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services. In 2005, 64% of the Company’s revenue was generated by the Staffing Solutions unit; 28% by the Medical Services unit; and 8% by the Healthcare Consulting unit. From a Gross Margin perspective, the contribution was 46%, 38% and 16%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system. Some of these challenges, including the growing shortage of ER doctors, longer waiting times by patients, and the growing cost of public medicine, play directly into the Company’s strengths.

The Company’s Staffing Solutions provide physician-staffing services to more than 40 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

MEII’s Medical Services, many of which are delivered through wholly owned subsidiaries, include chronic pain management and intravenous infusion services for pharmaceutical companies in conveniently located community-based clinics and family medical clinics

The Company’s Healthcare Consulting Services provides custom solutions for governments and national and provincial bodies on a variety of matters including primary care renewal, project evaluation, and healthcare human resource planning.

The Company tracks its operations by monitoring certain key performance indicators. For Staffing Solutions, the Company monitors the number of contracts under administration, monthly shifts booked, and gross margin per contract. For Medical Services, the Company tracks the number of infusions for Infusion Services and the number of patient referrals, average billing per patient and the number of patient visits for the pain management practice. For Healthcare Consulting Services, the Company tracks the gross margin per contract and our win / loss ratio on contract bids. We also measure certain key balance sheet ratios such as working capital, to monitor our cash flow situation.

The Staffing Solutions business is driven by the Company’s ability to recruit and retain physicians and nurse practitioners. With the chronic shortage of healthcare providers, the Company dedicates considerable resources to attracting new providers to the Company. Because of the limited supply of healthcare providers, the inability to attract additional personnel could limit the Company’s ability to fill open shifts and to continue its revenue growth.

Growth of the Company’s Medical Services business is dependent on several factors. The Infusion business is reliant upon our ability to introduce new drug therapies through our infusion clinics and by expanding the number of clinic locations. Failure to succeed with either of these initiatives will limit the Company’s ability to drive its revenue growth. For Pain Management Services, growth is dependent on our ability to recruit additional doctors to provide pain therapies. With the long wait-times for patients to obtain adequate pain management treatment, patient demand is less of a concern for the Company.

The growth of Healthcare Consulting Services is dependent on market developments in Canadian healthcare. At this time, it is perceived that growth opportunities abound because of on-going demand for health human resource planning, primary healthcare reform initiatives and pandemic planning. For the Company to be successful it must improve its business development tools to ensure that it is in front of the right business opportunities.

Refer to ITEM 1: FACTORS AFFECTING MEII’S BUSINESS.

STAFFING SOLUTIONS

MEII is the leading provider of ER doctors to Ontario hospitals. The Company provides physician-staffing services to more than 40 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities. The Company believes that on-going physician shortages and continuing demand for improved levels of care will continue to drive its Staffing Solutions business.

In addition to its conventional ER staffing, MEII has developed a unique integrated staffing solution, which was trialed with the Whitby Mental Health Centre, to recruit primary care physicians. Based on patient population, the nature of the cases being treated, and the total cost of the current system, MEII introduced a healthcare model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its ninth year of operation, has received high satisfaction ratings from both staff and patients, resulting in the Whitby Mental Health Centre receiving the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health in Toronto, Canada, awarded MEII a similar contract for primary care services. In 2004, the company introduced Primary Health Care Nurse Practitioners to its mix of healthcare providers in community-based hospitals.

In March 2005, MEII reached an understanding with a provincial pharmacist association, to create a program to provide temporary placement of pharmacists in pharmacies across the province. Under the program, MEII was responsible for the recruitment, credentialing, placement and monitoring of the pharmacists. Late in 2005, this program was discontinued through mutual agreement.

MEDICAL SERVICES

MEII provides innovative medical services directly to healthcare consumers.

Infusion Services
In March 2001, MEII entered into an agreement with Schering Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with disabling rheumatoid arthritis and Crohn's disease. The Company delivered more than 7,500 infusions in 2005.

MEII expects continued growth for this service, as infusion services move from institutional settings into community-based settings.

As of December 31, 2005, the Company operated 13 virtual clinics across Ontario. On an as-required basis, the Company rents space in community-based medical clinics. MEII’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs. The Remicade™ is supplied by a local pharmacy.

The Company continues to look for additional products to offer through its infusion clinics.

Pain Management Services
MEII’s chronic pain management service, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. A second location, in downtown Toronto, was opened in December 2004 and two more locations were opened in 2005, in Hamilton and Mississauga.

CPM has developed a standardized approach to the treatment of chronic pain, using an integrated multi-disciplinary approach including anesthetists and ER physicians, amongst others.

In August of 2005, Dr. Roman Jovey, the President of the Canadian Pain Society, joined CPM as its Medical Director. Over the last 15 years, Dr. Jovey has developed an international reputation in the field of chronic, non-cancer pain, using pharmacotherapy. In addition to maintaining a private practice, Dr. Jovey also consults with the pharmaceutical industry and educational institutions on medical educational programs related to pain. He is also a medico-legal expert for the Canadian Medical Protective Association on cases related to opioids, pain and addiction. In his capacity as Medical Director, Dr. Jovey oversees the clinical aspects of CPM and assists in the training of new physicians.

The Company intends to increase the number of physicians available to treat those suffering from chronic pain and thereby improve service availability to a healthcare sector that is plagued by long wait times. The Company has developed and launched a training program specifically designed to educate emergency room physicians in chronic pain management. The second group of these doctors is now being scheduled to complete the clinical portion of their training in the Company’s Toronto-area clinics.

The clinic that CPM acquired in November 2004 increased monthly capacity from approximately 300 patients per month to almost 700 patients per month during 2005. Further, CPM as a whole more than tripled its volumes by seeing about 1,000 patients in the month November, compared to the 289 patients seen in November of 2004.

Plans are underway to further increase capacity in 2006 by training more doctors and by opening additional clinic locations.

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently the Company is providing consulting services under several contracts, advising on a range of issues related to primary care staffing, health human resource planning, and integrated service delivery models.

In 2005, the Company developed an innovative health human resource planning tool for the four Atlantic Provinces (New Brunswick, Nova Scotia, Prince Edward Island and Newfoundland and Labrador). The tool focused on a needs based model as opposed to the traditional supply based design. This project received wide recognition in the marketplace and the Company expects that new business opportunities will arise as a consequence.

The Company was recently awarded a contract by a national association to provide consulting services in connection with planning for an influenza pandemic. The Company believes that this contract, like the one with the Atlantic Provinces, has the potential to generate additional consulting opportunities.

In 2005, the Company also completed projects for the Royal College of Physicians and Surgeons and the Canadian Nurses Association. Additionally, MEII also started five projects associated with the design and development of Family Health Teams (FHTs) across Ontario. The Company expects to be awarded additional contracts in 2006.

MEII has used a ‘virtual’ model to build its healthcare consulting practice. Under the guidance of MEII’s Director of Health Services Consulting, the Company responds to contract tenders for projects that meet pre-defined criteria. Project-specific teams are assembled, based on the needs of the contract. The Company calls on the expertise of leading academics and industry leaders to work on specific projects. On a recent contract, the Company worked with two internationally recognized subject-matter experts, a former senior public-health officer and surgeon, two professors at leading Canadian universities, a lawyer, and a chief health human resource officer for a provincial government. In tandem with MEII’s own project manager, the contract was won in a competition against bids from several multi-national consulting firms.

RESULTS OF OPERATIONS

REVENUE

The Company's revenue from continuing operations for the year ended December 31, 2005 was $14.4 million compared to $9.5 million for the year ended December 31, 2004, and $14.3 million for the year ended December 31, 2003.

The increase in revenue in 2005 over 2004, of approximately 52% was attributable to an increase in all operating divisions. Divisional revenues were:

($millions)	Year Ended December 31,
Division	2005	2004	2003
Staffing Solutions	9.3	7.5	13.2
Medical Services	4.0	1.2	0.9
Consulting	1.1	0.8	0.2
Total	14.4	9.5	14.3

Staffing revenues increased 24% in 2005 over 2004. In late 2004 and early 2005, the Company undertook a review of its Staffing operations. To encourage growth, the Company reduced some of its rates. Reception to this initiative was strong and the result was that at the end of 2005 the Company managed about 40 staffing contracts compared to about 25 a year earlier.

Revenue from the Staffing business was $7.5 million during the year ended December 31, 2004 compared to $13.2 million for the year ended December 31, 2003. The spike in revenues in 2003 was due to the one-time revenue generated in 2003 due to the SARS outbreak. The SARS crisis generated more than $6.0 million of non-recurring staffing revenue. Absent the SARS business, 2004 revenue was as expected by management.

Revenue from the Medical Services division increased 230% to $4.0 million from about $1.2 million in 2004. The increase was driven by three factors. First, in late 2004, the Company launched its Pain management business. In 2005, the Pain business generated $1.6 million in revenue compared to $90K in 2004. Second, the Infusion business increased $0.6 million to $1.8 million from $1.2 million in 2004, and finally, during the year, the Company re-assumed responsibility for two family medical clinics. These clinics generated about $0.6 million in revenue compared to $nil in 2004. The Pain business, as discussed last year, is an opportunity for the Company to generate considerable growth. It is an area of healthcare that is vastly under serviced in Canada. The Company has opened three additional clinic locations and more sites are scheduled for 2006. It is anticipated that strong revenue growth will continue in the current fiscal year. Revenues in the Infusion business grew 50% during 2005. This was driven by a 25% increase in infusions from about 6,000 in 2004 to more than 7,500 in 2005 and by the introduction of additional services at our Infusion clinics. The additional services also increased revenues by about 25%. The family medical clinics were previously owned by the Company and were sold in 2003. In January 2005, the Company resumed operation of a clinic in Wallaceburg, Ontario, after it failed to achieve certain earnings targets. In November 2005, the Company resumed operation of a second clinic in Calgary Alberta, when the buyer defaulted on certain payment obligations. The Company has no plans to expand it Family Medical Clinics.

Compared to 2003, revenue for Medical Services increased by 33%, to $1.2 million compared to $0.9 million for the year ended December 31, 2003. The increase in revenues in 2004 was driven by a similar increase in the number of infusions provided by the division during the year.

Revenue from Healthcare Consulting amounted to approximately $1.1 million compared to $0.8 million during the year ended December 31, 2004 and compared to $155 thousand for fiscal 2003. For the last two years the Company has increased its focus on its Consulting practice. Working with leading academics and industry experts, the Company has successfully bid on, and won, an increasing number of contracts. Our early successes in health human resource planning and primary care renewal, led to increased opportunities in 2005. Further, our experience with primary care led to our involvement, in 2005, with the Province of Ontario’s Family Health Team initiative. The Company has signed several contracts to assist community-based Family Health Teams to develop business plans for funding of their individual family health teams.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $3.7 million, or 68% from $2.2 million for the year ended December 31, 2004 and compared to $2.8 million for the year ended December 31, 2003.

($millions)	Year Ended December 31,
Division	2005	2004	2003
Staffing Solutions	1.7	1.4	2.2
Medical Services	1.4	0.5	0.4
Consulting	0.6	0.3	0.2
Total	3.7	2.2	2.8

The Gross Margin from the Staffing business increased to $1.7 million from $1.4 million in 2004. The increase of 21% was largely derived by the increase in the number of contracts under management ($250K) and to a lesser extent by an increase in the gross margin percentage; 18.7% in 2005 versus 18.1% in 2004. Despite the fact that the Company lowered some of its fees in 2005, it also introduced set-up fees for new contracts. This yielded a net increase in gross margin per contract.

Compared to 2003, Gross Margin in the Staffing division decreased by $0.8 million, even though gross margin percentage increased in 2004 from 16.7% to 18.6%. The change in gross margin was entirely driven by the non-recurrence of business related to SARS. Gross margin percentage was lower in 2003 because much of the SARS work was taken at reduced mark-ups.

The Gross Margin for Medical Services increased 180% ($0.9 million) in 2005 compared to 2004. As discussed above concerning revenue, this is attributable to (a) the launch of the Pain management business ($0.3 million); (b) increased Infusion volumes ($.38 million) and better margin per infusion ($0.02 million); and (c) the resumption of the family medical clinics ($0.2 million).

Compared to 2003, Gross Margin for Medical Services in 2004 increased 25% to $0.5 million from $0.4 million, but as a percentage of revenue, fell to 44.3% in 2004 from 47.8% in 2003. The increase in the absolute amount of gross margin is attributable to the 33% increase in infusions in the year. The Gross Margin percentage fell because of lower gross margins earned on the Zometa™ business. The Company attempted to grow Zometa™ as a second line of infusion medicines in 2004, but abandoned the product when suitable volumes and gross margins could not be earned.

The Gross Margin for Consulting Services doubled in 2005 from $0.3 million in 2004 to $0.6 million in 2005. The increase is Gross Margin is attributable to increased volume of activity in 2005 and also to better quoting of contracts. As experience is gained by the Consulting team, we are better able to increase our yield on our contracts.

A comparison of 2004 to 2003 is not meaningful because the Company did not track direct costs associated with its consulting work until 2004. Accordingly, in 2003, gross margin is shown to be 100%.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses. Indirect expenses include corporate overheads, which are allocated to the divisions, based on gross margin earned by the division.

On an overall basis, operating expenses increased 12% to $4.04 million for the year ended December 31, 2005 from $3.6 million for the year ended December 31, 2004. The increase of about $0.44 million was attributable to increased costs associated with the Pain business ($0.54 million) and the Family Medical Clinics ($0.25 million). Net of these cost increases there was a reduction in operating costs of about $0.35 million, or almost 10% of 2004’s expenses. The reduction in costs were largely driven by a reduction in corporate overheads associated by staffing reductions ($0.2 million) implemented after the loss of the DND contract and reduced business development expenses of $0.14 million as the Company focused on growth in its existing business units.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

($millions)	Year Ended December 31,
Division	2005	2004	2003
Staffing Solutions	1.66	2.04	2.17
Medical Services	1.79	0.93	0.52
Consulting	0.59	0.63	0.19
Total	4.04	3.60	2.88

In 2004, corporate overheads remained largely constant compared to 2003; there were minimal reallocations of overheads to the divisions, as noted below.

In 2004, the Staffing costs decreased about 1% or about $0.1 million. This was attributable to a decrease in the allocation of overheads of $0.4 million and an increase in salaries of about $0.25 million. Salaries increased in 2004 when the Company added additional resources in an attempt to garner new staffing contracts, to make up for the lost SARS revenue.

In 2004, operating costs associated with Medical Services increased 79%, or $0.41 million. This was associated with an increase in the allocation of overheads ($0.25 million) and also by an increase in salary costs of about $0.14 million. The salary costs increased in line with the increased volume of infusions processed by the division.

In 2004, the operating costs associated with Healthcare Consulting increased $0.44 million (231%) over 2003. The increase was related to increased allocation of overheads of $0.14 million and a $0.3 million increase in divisional expenses. The divisional expenses grew in association with the growth of the consulting business, as 2004 was the first year that the Company allocated expenses to the Consulting division.

AMORTIZATION AND INTEREST

Amortization increased from approximately $0.13 million for the year ended December 31, 2004 to $0.24 million in 2005. During 2004 and 2005, the Company increased its capital spending on computer hardware and software and also on office furniture and leaseholds. The equipment upgrades were part of a planned upgrade which occurred after the May 2004 equity financing. The leasehold improvements arose after the Company moved its head office in June 2004. Additionally, in 2005 the Company invested about $0.08 million on leaseholds associated with its pain clinics. In 2004, amortization increased from $.05 million to $0.13 million. The increase was again linked to the capital spending that occurred after the May 2004 financing.

In 2005, the Company incurred interest and financing charges of approximately $0.06 million, compared to interest and financing costs of $0.1 million in 2004 and $0.113 million in 2003. When the Company completed its financing in 2004, it went from a net borrower to a net investor of cash. Accordingly the only interest charges in 2005 are associated with the Notes Payable. The reduction in 2004 relative to 2003, of about 12%, is due to the fact that the company negotiated lower borrowing rates on its loan facilities and repaid the secured debenture.

OTHER EXPENSES

Stock compensation expenses were $0.37 million for the year-ended December 31, 2005 compared to $0.10 million for 2004 and $1.2 million for 2003. Stock compensation expenses arise when options or warrants, issued to employees or others, vest. In 2005, 225,000 options vested and 1.4 million stock purchase warrants, that were set to expire, were extended by one year. The exercise price of the stock purchase warrants was also reduced from $0.50 to $0.20. In 2004, 262,500 options vested. In 2003, 785,000 options vested and 1.4 million warrants were re-priced from $4.50 to $0.50.

There were no other meaningful Other Expenses in 2005.

In 2004, there was a one-time impact of the closing costs of $0.61 million associated with the equity financing.

In 2004, an impairment to the long-term investment of $0.06 million was booked, during the year.

INCOME TAXES

The Company has loss carry forwards of approximately $10 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

DISCONTINUED OPERATIONS (GOVERNMENT HEALTHCARE SERVICES)

In March of 2001, the Company was awarded an administrative management services contract (the Contract), the largest of its kind, to provide medical staffing for military bases of the Department of National Defence (DND) across Canada. The Contract had an initial period of three years ending on March 31, 2004, but it was amended and extended until March 31, 2005.

In May 2004, Public Works and Government Services Canada (PWGSC) re-tendered the Contract. MEII responded to the tender proposal and its bid was one of three considered by PWGSC (the New Contract). In December 2004 MEII learned that it was not successful in its bid to win the New Contract with DND. Its contractual relationship with the Canadian government for DND medical staffing services ended on March 31, 2005.

In January 2005 the Company launched a Cdn$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  The Company believes that the successful bidder used confidential information obtained through the hiring of a former MEII employee to win the New Contract, and that the former MEII employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to MEII.  On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (CITT).  The CITT is the administrative tribunal in Canada with the jurisdiction to conduct inquiries into complaints by potential suppliers concerning procurement by the federal government departments and agencies, including DND and PWGSC. In its submission to the CITT, MEII questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract, valued at $448,810,965, was conducted, including the evaluation of its proposal submitted in response to the Request for Proposal (RFP). Specifically, the Company alleged that PWGSC:

•	Awarded the New Contract to a bidder that did not meet the mandatory requirements of the bid;
•	Introduced unpublished evaluation criteria to the evaluation process, and
•	Failed to properly apply the published evaluation criteria.

In filing the complaint, the Company sought to terminate the New Contract award to the winning bidder, to have MEII awarded the New Contract, or in the alternative, to have a new bid process conducted.  In the further alternative, the Company asked that it be compensated for lost profit on the contract and the costs associated with the filing of the complaint. On June 15, 2005 the CITT ruled that the Company’s complaint against PWGSC was valid, in part, and awarded the Company its reasonable costs. On July 15, 2005 the Company filed an application for judicial review into the CITT decision. In its decision the CITT held that PWGSC breached the applicable trade agreements in conducting its procurement. Despite this, the CITT declined to grant any remedy aside from the award of reasonable costs. The Federal Court of Appeal convened on March 22, 2006 to consider the matter. A ruling has not yet been received.

During 2005, the Company had a profit from discontinued operations of $0.14 million. Included in this amount was about $0.35 million of expenses that arose after the expiry of the Contract. The expenses related to legal and consulting services incurred while (a) protesting the loss of the contract and (b) in trying to collect certain amounts owing from the existing Contract. The Company expects to receive about $0.35 million from the settlement of certain disputed amounts under the Contract.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2005, the Company's cash position was $0.66 million compared to $2.3 million at December 31, 2004 and $0.38 million at December 31, 2003.

The Company’s principal source of liquidity is its cash flow from operations. Historically we have incurred operating losses. Losses were stabilized and reversed in the latter half of 2005. The Company generated $110,000 in cash from continuing operations in the last six months of 2005 and, of this $100,000 of cash from continuing operations was generated in the last three months of the year. Based on the result of recent business initiatives, management anticipates that this positive trend will continue in 2006.  The Company is also in negotiations with a former customer to settle long-disputed amounts owing. The Company expects this negotiation to conclude favorably and to receive about $350,000 in settlement of the dispute in the second quarter of 2006.

The reduction in the cash position of ($1.7) million in 2005 over 2004 resulted from (a) a ($0.56) million change from operations, comprised of ($0.39) million operating losses from continuing operations, less non-cash items, of ($0.18) million; (b) a ($0.9) million change from discontinued operations, comprised of a $0.1million profit from discontinued operations and a ($1.0) million decrease in working capital from discontinued operations; and (c) about ($0.18) million used by the Company in investing activities with respect to the purchase of property, plant and equipment. These monies were largely used to fund the acquisition of leasehold improvements at the Company’s pain clinics.

The $1.9 million improvement in cash in 2004, compared to 2003 was the result of the $4.5 million equity financing that was completed in June 2004. From this, operating activities consumed ($2.0) million of cash in the year of which ($2.1) million was absorbed directly by operations and the remainder was consumed by changes in working capital of ($0.4) million which was more than offset by $0.5 million generated by discontinued operations. The working capital change was largely attributable to an increase in accounts receivable relative to the accounts payable. While cyclicality in accounts receivable and accounts payable are common on a month-to-month basis, the accounts payable did not increase as much as the accounts receivable because proceeds from the Financing were used to reduce long, outstanding accounts payable. Investing activities consumed ($0.70) million of cash. This was comprised of ($0.5) million of fixed asset additions and ($0.2) million of additions to goodwill. The fixed asset additions related to hardware, software and leasehold improvements, related to the Company’s move to new premises. The goodwill relates to the acquisition of a pain management clinic, in November 2004. The remaining $0.1 million of cash resulted from a change in the foreign exchange rate. The Canadian dollar strengthened, relative to the US dollar, during the year.

As demand for the Company’s services remain strong, it is anticipated that cash flow from operations will be adequate to satisfy our working capital, capital expenditure, and other obligations as described in the Contractual Obligations and Commercial Commitments table, below, except for the payment of the $0.8 million of Notes Payable. The Notes Payable are due September 30, 2006 and are payable, along with interest at the rate of 7%, in cash or stock, or any combination thereof, at the Company’s option. It is anticipated that the Notes Payable and interest will be settled through the issuance of additional common stock.

There were no financing activities in 2005. During 2004, financing activities generated $4.5 million of cash. Effective June 15, 2004, the Company issued 39,360,272 common shares as part of an equity financing (the “Financing”). As a condition of the Financing, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares and preferred share dividends, in the amount of $0.58 million, were forgiven. The preferred shares were redeemable in 2006, for common shares then valued at $4.5 million. In addition to issuing the common shares, MEII also issued, anti-dilution warrants (the “New Warrants”) to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the new investors and former preferred shareholder to maintain their pro rata share of their equity position.

During the first quarter of 2005 the terms of the 1,437,500 common stock purchase warrants issued in February 1998 were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2005. On February 10, 2006, the Company further extended the exercise period of the warrants from February 11, 2006 to August 11, 2006. MEII has also amended the terms of the warrants to provide that if the common stock of MEII, closes at $.70 or greater for thirty consecutive trading days, MEII has the right to redeem the Warrants at $.01 per Warrant upon ten days prior notice. On December 15, 2005, the Company filed a post-effective amendment to its Registration Statement, reducing the exercise price from $0.50 to $0.20. As of the filing of this report, the amendment has not been declared effective by the SEC. Pursuant to this amendment, the conversion price of the New Warrants, was also reduced. The New Warrants are now convertible at either $0.20 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants. If the underlying options and warrants are not exercised, the New Warrants may not be exercised.

OFF BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company is committed to contractual obligations totaling $2.9 million. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. Contractual obligations are as follows:

							Total
	2006	2007	2008	2009	2010	Thereafter	Obligations
Long-term debt[1]	331,212	331,212	302,967	-	-	-	965,392

Operating lease obligations	403,120	403,570	226,377	109,583	21,385	14,897	1,178,932

Notes payable[2]	778,500	-	-	-	-	-	778,500

Total	$1,512,832	$734,782	$529,344	$109,583	$21,385	$14,897	$2,922,824

Notes:

1 - Includes interest on long-term debt at the prescribed rate established by the Canada Revenue Agency (CRA), currently set at 7%. These interest costs have been waived by CRA in recent years.
2 - Includes interest at the rate of 7%. Interest is payable in cash or by the issuance of common stock, or any combination thereof.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: 1) the reported amounts of revenues and expenses, 2) the assessment of collection risk associated with accounts receivable, 3) the disclosure of contingent liabilities. We evaluate our estimates on an on-going basis. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2005, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

▪
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

▪
We maintain an allowance for doubtful accounts for estimated losses resulting from fraudulent claims made by patients, the inability of our corporate customers to make required payments, or as a result of a dispute in the invoiced amount. Fraudulent claims arise when patients seek medical care and provide an invalid health card for payment. The introduction of electronic medical records services, which pre-screen patients prior to services being rendered, is rapidly diminishing our exposure to fraudulent claims by patients. We determine the adequacy of our bad debt allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic and business conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2005, our allowance for doubtful accounts was $18 thousand (2004 - $16 thousand).

▪
We are subject to various claims and legal actions in the ordinary course of our business. These matters include breach of contract or similar matters arising from contractual disputes. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company are described in Item 3. Legal Proceedings above. As mentioned, we are unable to determine our potential exposure regarding these lawsuits at this time. Similarly, we have other contingent liabilities that pertain to amounts potentially owing to government authorities. We continue to evaluate the probability of an adverse outcome and will provide accruals for such contingencies as required. We are currently not aware of any other such pending or threatened litigation or similar contingency that we believe is reasonably likely to have a material adverse effect on us. If we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals, as required, at that time.

Recently Issued Accounting Pronouncements

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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.

Name	Age	Position

Michael Sinclair	63	Chairman of the Board

Manfred Walt	53	Director

Jacob (Koby) Ofek	48	Director

Major General Lewis MacKenzie	65	Director

John Yarnell	77	Director

Sidney Braun	46	President and Chief Operating Officer, Director

Ramesh Zacharias	54	Chief Executive Officer, Director

Donald Ross	54	Vice President , Business Development

William J. Danis	50	Chief Financial Officer

Name	Position	Principal Occupation and Positions Held

Michael Sinclair	Chairman
Dr. Sinclair has been involved in several healthcare staffing companies in North America and the United Kingdom. Dr. Sinclair was Chairman and the largest individual shareholder of Lifetime Corporation, a NYSE listed company. Through his vision and leadership, Lifetime grew to the largest home healthcare provider in the US with about US $1.2 billion in revenues and over 70,000 nurses affiliated through its nationwide branches. It was sold for more than US $600 million. Currently, he is the co-founder and Chairman of Atlantic Medical Management, which manages the New York based healthcare venture fund Atlantic Medical Capital. He serves as the non-executive chairman of two portfolio companies: Nursefinders and Healthcare Capital Resources. Dr. Sinclair has served as Chairman of the Company’s Board of Directors since May 2004.

Manfred Walt (1)(2)	Director
Mr. Walt joined entities affiliated with Paul Reichmann and his family in May 1998 as Executive Vice President and Chief Financial Officer of Central Park Lodges Ltd., a privately held retirement home company, a position he held to March 2003. From April 2001 to April 2002 he was Executive Vice President and Chief Financial Officer of Retirement Residences Real Estate Investment Trust. Since May 2002, Mr. Walt has been principally employed as President and Chief Executive Officer of Walt & Co. Inc., a private investment and management company. Mr. Walt was a director of Oxford Automotive Inc., a private company which in January 2002, commenced a pre-packaged Chapter 11 filing in conjunction with a financial recapitalization as a result of the severe downturn in production volumes in the North American auto parts industry. Oxford Automotive Inc. emerged from Chapter 11 in June 2002 and Mr. Walt retired from its board in November 2003. Mr. Walt is a director and consultant to Spectrum Seniors Housing Development Corp, the largest developer of assisted living facilities in Canada. Mr. Walt was previously associated for 18 years in various capacities with Brookfield Asset Management Inc. (“BAM”), an entity previously affiliated with Peter and Edward Bronfman and the Edper Group of Companies. BAM, a diversified conglomerate, held interests in the natural resources, energy, merchant banking and real estate development sectors. Mr. Walt has served as a director of the Company since May 2004.

Jacob (Koby) Ofek(1)	Director
Mr. Ofek is a 20 year veteran of the recruitment and staffing industry and an owner and manager of such businesses since 1986. Mr. Ofek is the Chairman of Oz Atid International Ltd. Through the years he has recruited many thousands of workers, mainly from Eastern Europe. Mr. Ofek has served as a director of the Company since May 2004.

Lewis MacKenzie(1)(2)(3)	Director
During his thirty-six years of military service in the Infantry he served nine years in Germany with NATO forces and managed nine peacekeeping tours of duty in six different mission areas-The Gaza strip, Cyprus, Vietnam, Cairo, Central America and Sarajevo. He retired from the forces in 1993 and in that same year received the prestigious Vimy Award for his outstanding contribution to the preservation of democratic values. Since his retirement from the military, General MacKenzie has regularly appeared on many of the international TV and radio networks as a commentator. Following the attacks of September 11, 2001, Lewis MacKenzie was appointed one of two advisors to the Government of Ontario on counter-terrorism and emergency measures. He is a graduate of the Xavier Junior College of Sydney, Cape Breton and The University of Manitoba. General MacKenzie has served as a director of the Company since December 2002.

John Yarnell(1)(2)(3)	Director
John Yarnell is the President of Yarnell Companies Inc. Yarnell Companies Inc. is an investment and management services company formed in 1978 to invest and manage venture capital initiatives. Mr. Yarnell is the founder and retired Chairman of the Quorum Group of companies and a former director and chairman of Poco Petroleums Ltd., Guard Inc., and Aluma Systems Inc. He is a graduate of The University of Manitoba and Harvard Business School. Mr. Yarnell has served as a director of the Company since December 2002.

Sidney Braun	President, Chief Operating Officer and Director
Prior to joining the Company, Mr. Braun was an exclusive subcontractor to Poalim/IBI, the largest investment bank in Israel, covering the European financial markets. For approximately two years prior to that, Mr. Braun was a representative for Raphael Zorn Helmsley, a UK investment bank. Mr. Braun assisted in taking Israeli based companies public on the AIM in London, England. Mr. Braun has served as President and Chief Operating Officer and as a director of the Company since May 2004. Mr. Braun also serves as a director of SPO Medical Inc.

Ramesh Zacharias	Chief Executive Officer and Director
Dr. Ramesh Zacharias is the founder of Med-Emerg International Inc. and served as its President and Chief Executive Officer, and Executive Medical Director. He has practiced medicine in Canada since 1981 and has extensive experience in the delivery of emergency and primary, medical care. He has provided consulting services regarding the delivery of emergency care internationally in the Caribbean, Saipan and Malaysia and provided management-consulting services regarding the operation of medical clinics in Canada, the United States and Russia. In this continued role in providing medical insight and with his extensive business experience, he provides the strategic guidance and leadership to the Company’s management team. Under his leadership, MEII has grown to become the leading Canadian medical clinic management and medical staffing organization. Dr. Zacharias has served as a director of the Company since September 1983.

Donald Ross	Vice President Business Development
Dr. Ross has been Vice-President of Med-Emerg International Inc. since November 2000 and is responsible for the operations of the Company. He is an experienced healthcare executive, responsible for hands-on day-to-day operations. In addition to his professional experience, Don holds a Masters degree in Clinical Epidemiology, is a Doctor of Dental Medicine, and has an honors Bachelors degree in neurophysiology from the University of British Columbia. Prior to working with the Company, Don was the Executive Vice President (Health Care) of Aetna Canada for five years and has extensive experience in managing clinical business units in the public and private sectors.

William J. Danis	Chief Financial Officer and Treasurer
Mr. Danis has served as the Company’s Chief Financial Officer and Treasurer since May 2003. He is an experienced financial professional, bringing 25 years of operational and investment experience to his role at MEII. Prior to joining the company he was a founding partner of Greybrook Corporation, a private equity investment company. Previously he held senior investment roles with Working Ventures Canadian Fund Inc. and Royal Trust Enterprise Capital. He left public accounting in 1985 to accept the position of Managing Director of an offshore subsidiary of Brookfield Asset Management Inc. (TSX:BAM.LV.A).

Notes:
(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Governance and Nomination Committee

Board Meetings Structure
The Board met five times during the year ended December 31, 2005. No director who served during the 2005 fiscal year attended fewer than 60% of the meetings of the Board and of the committees of the Board of which he was a member.

The Board does not have a formal policy with respect to Board members attendance at annual stockholder meetings, though it encourages directors to attend such meetings.

The Company has not, to date, implemented a policy or procedure by which its stockholders can communicate directly with its directors. Due to the small size of the Company and its resources, the Company believes that this is appropriate.

Board Committees

The Board has a Compensation Committee, Corporate Governance and Nomination Committee and an Audit Committee.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer, and for administering the Company’s stock option plans. Members of the Compensation Committee are Dr. Sinclair and Messrs. Walt, Ofek, MacKenzie and Yarnell. The Compensation Committee met four times in 2005.

The Corporate Governance and Nomination Committee is jointly tasked with developing and reviewing the Company’s approach to corporate governance issues, including the public disclosure of the Company’s corporate governance practices and to monitoring the Board’s succession plan for the Board of Directors, the CEO and other senior management. The Committee is comprised of Messrs. MacKenzie and Yarnell. The Corporate Governance and Nomination Committee met two times in 2005.

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent auditors and internal audit department evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The Audit Committee is comprised of three members: Messrs. Walt, MacKenzie and Yarnell. The Company believes that each member of the Audit Committee meets the independence criteria set out in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers and the rules of the and other requirements of the SEC. The Board of Directors has determined that Mr. Yarnell qualifies as an "audit committee financial expert" as defined in the rules of the SEC. The Audit Committee met four times in 2005.

The Company has adopted a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of this code is attached to this Annual Report as an exhibit.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth all compensation earned by the Company's Chief Executive Officer and the most highly compensated executive officers and key employees of the Company whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2005 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
		------------------------------------			-------------------------------
Name and Principal Position	Year	Salary(1)	Bonus	Other Annual Compensation	Securities Underlying Options (#) (2)	All Other Compensation

Ramesh Zacharias	2005	332,000	--	--	--	--
Chief Executive Officer	2004	345,000	--	--	1,000,000	--
	2003	339,000	--	--	--	--

Sidney Braun	2005	190,000	--	--	--	--
President and COO	2004	80,000(3)	--	--	1,250,000	--

Donald Ross	2005	151,000	--	--	--	--
Vice President, Business	2004	142,000	--	--	150,000	--
Development	2003	131,000	--	--	100,000	--

William Danis
CFO and Corporate Secretary	2005	172,000	--	--	--	--
	2004	172,000	--	--	250,000	--
	2003	98,000(4)	--	--	--

(1)	All amounts are in Canadian dollars.

(2)
Represents shares of Common Stock issuable upon exercise of the employee stock options issued in the year indicated under the Company’s two stock option plans: Plan A, as amended and approved by the security holders in August 2003; and Plan B, a plan established by the Board of Directors in 2004.

(3)	Mr. Braun joined the Company in June 2004.

(4)	Mr. Danis joined the Company in May 2003.

AGGREGATE OPTIONS EXERCISED IN 2005 AND 2005 YEAR END OPTION VALUES
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the- Money Options At Fiscal Year End ($)

			Exercisable	Unexercisable	Exercisable	Unexercisable (1)
Ramesh Zacharias	-	-	700,000	800,000	-	20,000
Sidney Braun	-	-	187,500	862,500	4,688	21,563
Donald Ross	-	-	200,000	120,000	-	3,000
William Danis	-	-	100,000	120,000	-	3,000

(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock ($0.14) on December 31, 2005, as quoted on the Over-The-Counter Bulletin Board.

Director Compensation:

During 2005, each non-management director of the Company received cash compensation of Cdn$32,500, inclusive of all committee and Chair fees. In lieu of director’s fees, Messrs. Ofek and Sinclair entered into consulting agreements with the Company, under which they were compensated Cdn$70,000 per annum, each. These agreements terminated on June 30, 2005. On termination of the consulting agreements, Messrs. Ofek and Sinclair began to draw director’s fees. Total cash compensation for Messrs. Ofek and Sinclair in 2005 was Cdn$48,750.

The Company pays Yarnell Companies Inc. and Walt & Co. Inc. for the services provided by Messrs. Yarnell and Walt as directors, respectively.

Compensation Committee Interlocks and Insider Participation:

The current members of the Compensation Committee are Messrs. Walt, Ofek, MacKenzie and Yarnell, none of whom are employees and each of Messrs. Walt, Ofek, MacKenzie, and Yarnell are considered independent directors. No executive officer of the Company (i) served as a member of the of the compensation committee (or other board committee performing similar functions or in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (ii) served as a director of another entity one of whose executive officers served on the Company’s Compensation Committee or (iii) served as a member of the compensation committee (or other board committee performing similar functions or in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2006 certain information with respect to stock ownership of (i) each Named Executive Officer and director of the Company; (ii) each person known by the Company to be a beneficial owner of 5% or more of its outstanding common shares; (iii) all directors and executive officers of the Company as a group.

Name of beneficial owner (1)	Number of Common Shares (2)	Percentage of Class (2)
Ramesh Zacharias, CEO and Director	7,923,794 (3)	10.4%

Sidney Braun, President, COO and Director	3,195,086 (4)	4.2%

Donald Ross, VP Business Development	200,000 (5)	*

William J. Danis, CFO, Treasurer and Secretary	100,000 (5)	*

Michael Sinclair, Chairman	8,503,077 (6)	11.2%

Manfred Walt, Director	5,529,577 (7)	7.3%

Jacob (Koby) Ofek, Director	21,499,772 (8)	28.3%

Lewis MacKenzie, Director	150,000 (9)	*

John Yarnell, Director	150,000 (9)	*

BXR1 Holdings Inc.	8,294,367 (10)	10.9%

David Kassie	5,529,577 (11)	7.3%

H. T. Ardinger	4,111,500	5.4%

All executive officers and directors as a group (9 persons)	42,561,515 (12)	55.9%

*Indicates less than 1%

(1)
Unless otherwise indicated, the address of each person listed is c/o Med-Emerge International Inc., 6711 Mississauga Road, Suite 404, Mississauga, Ontario, Canada L5N 2W3. The address of H.T.Ardinger is 9040 Governors Row, Dallas, Texas, 75356.

(2)
Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such person.

(3)
Includes (i) 700,000 common shares issuable upon exercise of stock options, (ii) 5,000,000 common shares held of record by 1245841 Ontario Inc., an Ontario corporation (“1245841 Ontario Inc.”), and (iii) 1,931,250 common shares issuable upon exercise of common share purchase warrants (“A Warrants”) issued in June 2004 to 1245841 Ontario Inc. exercisable to purchase three common shares (A) at $0.20 per share for each one common share issued by the Company upon the exercise of (1) the 2,325,000 options currently outstanding which entitle the holder to purchase common shares at $0.20 per share; and (2) the 1,437,500 warrants currently outstanding which entitle the holder to purchase common shares at $0.20 per share (collectively, the “$0.20 Option”); or (B) at $1.00 per share for each one common share issued by the Company upon the exercise of the 100,000 options currently outstanding which entitle the holder to purchase of common shares at $1.00 per share (the “$1.00 Option”). As an officer, director and 50% owner of 1245841 Ontario Inc., Mr. Zacharias may be deemed to be a beneficial owner of the common shares and A Warrants held of record by that company. Mr. Zacharias shares voting and investment power over the common shares and A Warrants held of record by 1245841 Ontario Inc. with his wife, Victoria Zacharias. Mr. Zacharias disclaims beneficial ownership of the common shares and A Warrants held of record by 1245841 Ontario Inc.

(4)
Includes (i) 250,000 common shares issuable upon exercise of stock options; (ii) 331,388 common shares issuable upon exercise of A Warrants; and (iii) 1,363,698 common shares (“Escrowed Shares”) that would be transferred to Mr. Braun pursuant to the shareholders agreement dated as of May 31 2004 (the “Shareholders Agreement”) between Mr. Braun, Jacob (Koby) Ofek and the Sinclair Montrose Trust Ltd. (the “Transferees”) and BXR1 Holdings Inc., Walt & Co. Inc., Lillian Brachfeld, 1619271 Ontario Limited and David J. Kassie (collectively, the “Transferors”) if at any time prior to June 30, 2007 (A) the closing price of the common shares is $1.00 or more for 120 consecutive trading days and the Company’s audited earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recently ended fiscal year exceeds $0.13 per share; or (B) the closing price of the common shares is $1.45 or more for 120 consecutive trading days and the Company audited EBITDA for the most recently ended fiscal year exceeds $0.117 per share; or (C) any Transferor sells any of its common shares at a price of $1.45 or more per share.

(5)	Represents common shares issuable upon exercise of stock options.

(6)
Includes (i) 1,657,295 common shares issuable upon exercise of A Warrants issued in June 2004 to Sinclair Montrose Trust Ltd. (the “Trust”) and (ii) 594,433 common shares that may be transferred to the Trust pursuant to the Shareholders Agreement. As Chairman of the Trust, Mr. Sinclair may be deemed to be a beneficial owner of the common shares and A Warrants held of record or beneficially owned by the Trust.

(7)
Represents (i) 4,370,827 common shares held by Walt & Co Inc. (“Walt & Co.”) and (ii) 1,158,750 common shares issuable upon exercise of A Warrants issued in June 2004 to Walt & Co. . As President and Chief Executive Officer of Walt & Co., Mr. Walt may be deemed to be a beneficial owner of the common shares and A Warrants held of record by that company. Includes 874,166 common shares that Walt & Co. may transfer pursuant to the Shareholders Agreement.

(8)
Includes (i) 4,182,976 common shares issuable upon exercise of A Warrants issued in June 2004 and (ii) 1,538,531 common shares that may be transferred to Mr. Ofek pursuant to the Shareholders Agreement.

(9)	Represents common shares issuable upon exercise of stock options.

(10)	Includes 1,738,126 common shares issuable upon exercise of A Warrants issued in June 2004. Includes 1,311,248 common shares that the holder may transfer pursuant to the Shareholders Agreement.

(11)	Includes 1,158,750 common shares issuable upon exercise of A Warrants issued in June 2004. Includes 874,166 common shares that Mr. Kassie may transfer pursuant to the Shareholders Agreement

(12)	See footnotes (3) through (9) above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (‘SEC”). Officers, directors and greater than 10% shareholders are also required by rules promulgated by the SEC to furnish the Company with copies of all section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all section 16(a) filing requirements were met during fiscal year 2005.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders Plan A	2,625,000	0.519	9,030,539
Equity compensation plans not approved by security holders Plan B	2,090,000(1)	0.115	0
Totals	4,715,000	0.340	9,030,539

(1) Consists of (i) 2,090,000 options from Plan B, exercisable at $0.115. Of these options, 250,000 were issued to Mr. Braun, an officer of the Company. The options vest over 24 months and are exercisable until June 2009. The remaining options were issued to members of the management team: Dr. Zacharias (800,000), Mr. Braun (800,000), Dr. Ross (120,000) and Mr. Danis (120,000). All of these options are subject to certain earnings hurdles, as determined by the Compensation Committee; they vest 20% per annum over four years and are exercisable until 2009.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions between the Company and any of its officers, directors or 5% or greater shareholders required to be reported hereunder, except for two directors who were retained as consultants and paid Cdn$70,000 per annum each, during the 12 month period ended June 30, 2005, at which time the contracts expired and administrative fees of approximately $24,765 (Cdn$30,000) which were paid to a related Company ($Nil in 2004).The Company believes all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. The Company presents all proposed transactions with affiliated parties to the Board of Directors for its consideration and approval. Any such transaction is approved by a majority of the disinterested directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid to the Company’s independent auditor, Schwartz Levitsky Feldman llp, during fiscal years 2005 and 2004

AUDIT AND NON-AUDIT FEES:
	2005	2004

Audit fees (1)	$59,848 (CDN$72,500)	$55,448 (CDN$72,165)
Audit related fees (2)	$1,775 (CDN$2,150)	$ NIL
Tax fees (3)	$NIL	$6,954 (CDN$9,050)
All other fees (4)	$NIL	$ NIL
TOTAL	$61,623 (CDN$74,650)	$62,402 (CDN$81,215)

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

(3)	Tax fees were NIL in 2005 and for 2004 include $6,954 for professional services and advice relating to goods and services taxes.
(4)	Other fees were NIL in 2005 and 2004.

Policy on Audit Committees Pre-approval of Audit and Non-Audit Services Performed by the Independent Auditors.

The audit Committee has pre-approved the audit engagement in accordance with Regulation S-X Rule 201(c)(7)(i) of the Sarbanes Oxley Act.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this report:

1.      CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. Consolidated Financial Statements of Company filed with this Report are listed on the accompanying Index to Financial Statements.

2.      FINANCIAL STATEMENT SCHEDULES. Financial Statement Schedules of the Company have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.      EXHIBITS.

3.1	Certificate of Incorporation and Amendments thereto of the Company. (1)
3.2	By-laws of the Company. (1)
4.1	Form of Warrant Agreement. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
10.1	1997 Stock Option Plan. (1)+
14.1	Code of Ethics.*
21	Subsidiaries of the Company*
23.1	Independent Auditors' Consent
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.*

+	Management agreement
*	Filed herewith.
(1)
Incorporated herein by reference from the Registrant’s Registration Statement on Form F-1 (No. 333-21899) filed with the U.S. Securities and Exchange Commission and declared effective on February 4, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-EMERG INTERNATIONAL INC.

/s/ Ramesh Zacharias
_______________________________
Ramesh Zacharias
Director, Chief Executive Officer
DATE: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Sinclair	/s/ Jacob (Koby) Ofek
_______________________________	_____________________________
Michael Sinclair	Jacob (Koby) Ofek
Chairman of the Board	Director
DATE: March 31, 2006	DATE: March 31, 2006

/s/ Ramesh Zacharias	/s/ Lewis MacKenzie
_______________________________	_____________________________
Ramesh Zacharias	Lewis MacKenzie
Director, Chief Executive Officer	Director
DATE: March 31, 2006	DATE: March 31, 2006

/s/ John Yarnell	/s/ Manfred Walt
_______________________________	_________________________
John Yarnell	Manfred Walt
Director	Director
DATE: March 31, 2006	DATE: March 31, 2006

/s/ Sidney Braun	/s/ William J Danis
_______________________________	__________________________
Sidney Braun	William J Danis
President and Chief Operating Officer	Chief Financial Officer
DATE: March 31, 2006	DATE: March 31, 2006

AUDITORS' REPORT

To the Shareholders of
Med-Emerg International Inc.

We have audited the consolidated balance sheets of Med-Emerg International Inc. as at December 31, 2005 and 2004 and the related consolidated statements of operations and deficit and cash flows for each of the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years ended December 31, 2005, 2004 and 2003 in accordance with Canadian generally accepted accounting principles which differ in certain respects from generally accepted accounting principles in the United States (refer to note 21).

Toronto, Ontario, Canada	/s/ Schwartz Levitsky Feldman llp
March 8, 2006	Chartered Accountants

Med-Emerg International Inc.
Consolidated Balance Sheets
As at December 31, 2005 and 2004
(in US$)

	2005	2004
		(as restated)
		(see note 24)
Assets

Current assets
Cash	$660,947	$2,312,156
Accounts receivable (note 5)	2,104,758	1,451,993
Prepaid expenses	85,730	72,557
Discontinued operations (note 4)	1,035,960	2,655,691
	3,887,395	6,492,397

Long-term investment (note 6)	83,195	83,195

Property, plant and equipment (note 7)	409,920	470,243
Goodwill (note 8)	237,596	237,596
Discontinued operations (note 4)	-	38,596
	$4,618,106	$7,322,027

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$2,149,519	$1,660,864
Notes payable (note 9)	599,991	-
Discontinued operations (note 4)	1,194,427	3,607,406
	3,943,937	5,268,270

Long-term liabilities
Notes payable (note 9)	-	599,991
Long-term debt (note 10)	592,692	894,517
	4,536,629	6,762,778

Commitments and contingent liabilities (note 17 and 18)

Shareholders' Equity
Capital stock (note 11)	16,044,736	16,044,736
Contributed surplus (note 12)	2,907,290	2,536,409
Deficit (note 14)	(18,077,662)	(17,221,105)
Cumulative translation adjustment	(792,887)	(800,791)
	81,477	559,249
	$4,618,106	$7,322,027

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statements of Operations and Deficit
For the years ended December 31, 2005, 2004 and 2003
(in US$)
	2005	2004	2003
		(as restated)	(as restated)
		(see note 24)	(see note 24)

Revenue	$14,392,647	$9,496,569	$14,254,652
Physician fees and other direct costs	10,678,611	7,271,148	11,494,170
	3,714,036	2,225,421	2,760,482
Expenses
Salaries and benefits	$2,384,485	$2,047,450	$1,411,807
General and administration	945,196	969,040	965,286
Occupancy costs and supplies	464,855	334,650	310,070
Travel and marketing	243,901	250,283	197,043
	4,038,437	3,601,423	2,884,206

Loss before under noted items	(324,401)	(1,376,002)	(123,724)

Interest and financing expenses	61,867	100,477	112,955
Amortization of property, plant, and equipment	243,413	134,238	52,851
Impairment of long-term investment	-	57,626	-
Stock compensation expense	370,881	98,622	1,161,262
Closing costs	-	609,214	-
	676,161	1,000,177	1,327,068

Loss before income taxes	(1,000,562)	(2,376,179)	(1,450,792)
Income taxes (recovery) (note 13)	-	-	(2,458)

Net loss before minority interest	(1,000,562)	(2,376,179)	(1,448,334)
Minority interest	-	-	(2,094)

Net loss before discontinued operations	(1,000,562)	(2,376,179)	(1,446,240)

Discontinued operations (note 4)
Gain (Loss) from operations of discontinued component	144,005	1,034,974	(161,943)
Gain on disposal of discontinued component	-	-	33,533

Gain (Loss) from discontinued operations	144,005	1,034,974	(128,410)

Net loss	(856,557)	(1,341,205)	(1,574,650)
Preferred share dividends	-	(34,173)	(135,006)
Forgiveness of preferred share dividends	-	579,582	-
Net loss attributable to common shareholders	(856,557)	(795,796)	(1,709,656)

Deficit, beginning of the year	(17,221,105)	(16,425,309)	(14,715,653)

Deficit, end of the year	$(18, 077, 662)	$(17, 221, 105)	$(16, 425, 309)

Basic loss per common share (note 15)
Continuing operations	$(0.02)	$(0.05)	$(0.17)
Discontinued operations	$0.00	$0.03	$(0.01)

Weighted average common shares outstanding	58,277,696	37,982,583	9,564,332

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(in US$)
	2005	2004	2003
		(as restated)	(as restated)
		(see note 24)	(see note 24)
Cash Flows from Operating Activities
Net loss before discontinued operations	$(1,000,562)	$(2,376,179)	$(1,446,240)
Adjustments for:
Amortization of property, plant and equipment (note 7)	243,413	134,238	52,851
Impairment of long-term investment		57,626	-
Minority interest	-	-	(2,170)
Stock compensation expense (note 12)	370,881	98,622	1,161,262

	(386,268)	(2,085,693)	(234,297)

Increase (decrease) in non-cash working capital components (note 16)	(177,283)	(405,095)	291,500
Discontinued operations (note 4)	(912,773)	468,285	1,183,660
	(1,476,324)	(2,022,503)	1,240,863
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(183,089)	(487,412)	(136,559)
Additions to Goodwill (note 8)	-	(197,658)	-
Proceeds from sale of investment in clinics (note 4)	-	-	469,341
Discontinued operations (note 4)	300	(17,264)	(210,127)
	(182,789)	(702,334)	122,655
Cash Flows from Financing Activities
Demand loan	-	-	(11,462)
Deferred financing costs incurred	-	-	42,883
Repayment of debt	-	-	(525,544)
Discontinued operations (note 4)	-	-	(10,235)
Common shares issued	-	4,500,000	-
	-	4,500,000	(504,358)

Effect of foreign currency exchange rate changes	7,904	156,682	(557,887)

Increase (decrease) in cash	(1,651,209)	1,931,845	301,273
Cash, beginning of year	2,312,156	380,311	79,038
Cash, end of year	$660,947	$2,312,156	$380,311

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MEII” or the “Company”) provides quality healthcare management services to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations were divided into four units during the 2004 fiscal year. Subsequent to 2004, the Company is no longer actively involved in the Government Healthcare Services (including Department of National Defence “DND”). MEII’s three remaining business units are: Staffing Solutions, Medical Services and Healthcare Consulting.

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At December 31, 2005, the Company had about 40 physician and nurse staffing contracts.

The Medical Services division is comprised of (a) infusion services, (b) pain management services, and (c) two family medical clinics. The infusion business provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario. During 2004, the Company also provided similar services for treating cancer patients with bone metastases, however; this infusion therapy did not garner adequate market acceptance. In November 2004, the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain. Subsequently, three additional clinics were opened. In January 2005, the Company resumed operation of a family medical clinic previously sold in 2003, after it failed to achieve certain earnings targets. In November, 2005, the Company resumed operation of a second clinic, when the buyer defaulted on certain payment obligations.

MEII provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

The Company was not awarded the successor contract to its previously held medical supply contract with DND. Effective March 31, 2005, the Company stopped providing services to DND (see Note 4).

The Company sold all of its medical clinics during the 2003 fiscal year (see note 4). During 2005, two of these clinics have reverted to the Company’s control. These two clinics are not material to the Company’s operations. They are now accounted for under Medical Services.

2. BASIS OF PRESENTATION

The accompanying audited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These consolidated financial statements consolidate the accounts of MEII and all of its wholly-owned subsidiaries 927563 Ontario Inc., 927564 Ontario Inc., Med-Emerg Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., YFMC Healthcare (Alberta) Inc., Doctors on Call Ltd, CPM Health Centres Inc. and OPA Locum Direct Inc.

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

(b) Long-term investments

Investments are accounted for at cost when the conditions for equity accounting are not present and on the equity basis when significant influence exists. Declines in market values of investments are expensed when such declines are considered to be other than temporary.

(c) Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the under noted rates and methods:

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

(e) Impairment charges

At least annually and when events and circumstances warrant a review, the Company evaluates the carrying value of its assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment is charged to earnings in the year.

(f) Revenue recognition

The Company has adopted the provisions of EIC - 123 and EITF 99-19. Both address the reporting of revenue on a gross basis as a principal versus on a net basis as an agent. The pronouncements generally state that revenue should be reported on a gross basis if:
▪	The enterprise is the primary obligor in the relationship;
▪	The enterprise has latitude in establishing price;
▪	The enterprise performs part of the service;
▪	The enterprise has discretion in supplier selection;
▪	The enterprise is involved in the determination of service specifications; and
▪	The enterprise has credit risk.

With the exception of determining how the specific service is delivered, MEII meets the tests identified for each of its service offerings. Accordingly, revenue is reported on a gross basis for all business units.

The following is a description of MEII’s revenue recognition policies for each of our significant business units.

(1) Staffing Solutions:

Revenue is reported on a gross basis.

MEII acts as a principal in providing these services. MEII (a) negotiates price with the customers; and (b) contracts with emergency room physician and nursing personnel to provide services to hospitals and correctional facilities in Ontario, a mix of rural and urban facilities including tertiary care centers. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

Contracts are both fee-for-service and fixed monthly contracts. Contracts are negotiated annually and are cancelable by either party on 60 days notice.

Revenue is recognized on a current basis, as services are delivered, and where there is reasonable assurance of collection.

(2) Medical Services:

Revenue is reported on a gross basis.

Under contracts with Schering-Plough Canada, MEII acts as the coordinator for the community-based infusion of certain medications for the treatment of patients with rheumatoid arthritis and Crohn’s disease. MEII schedules the nurse, doctor and patient and bills the customer for the services provided and encounters credit risk in the event of non-payment.

The Company acts as the principal in providing pain management treatments to patients in its Toronto-based clinics. MEII, manages the patient and billing process for the services provided and assumes the credit risk in the event of non-payment.

Revenue is recognized on a current basis, as services are delivered, and where there is reasonable assurance of collection.

(3) Healthcare Consulting:

Revenue is reported on a gross basis.

MEII is involved with several provincial governments and national and provincial healthcare bodies advising on a variety of issues related to primary care staffing, health human resource planning, training and integrated service delivery models.

Revenue is recognized over the life of the contracts, based on pre-defined milestones determined in the specific contracts, and where there is reasonable assurance of collection.

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

4. DISCONTINUED OPERATIONS

Government Healthcare Services (including Department of National Defence)

In March of 2001, the Company was awarded an administrative management services contract (“the Contract”), the largest of its kind, to provide medical staffing for military bases of the Department of National Defence (“DND”) across Canada. The Contract had an initial period of three years ending on March 31, 2004, but it was amended and extended until March 31, 2005.

In May 2004, Public Works and Government Services Canada (“PWGSC”) re-tendered the Contract. Med-Emerg responded to the tender proposal and its bid was one of three considered by PWGSC (“the New Contract”). In December 2004 Med-Emerg learned that it was not successful in its bid to win the New Contract with DND. Its contractual relationship with the Canadian government for DND medical staffing services ended on March 31, 2005.

In January 2005 the Company launched a Cdn$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  The Company believes that the successful bidder used confidential information obtained through the hiring of a former MEII employee to win the New Contract, and that the former MEII employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to MEII.  On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (“CITT”).  The CITT is the administrative tribunal in Canada with the jurisdiction to conduct inquiries into complaints by potential suppliers concerning procurement by the federal government departments and agencies, including DND and PWGSC. In its submission to the CITT, Med-Emerg questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract, valued at $448,810,965, was conducted, including the evaluation of its proposal submitted in response to the Request for Proposal (“RFP”). Specifically, the Company alleged that PWGSC:

•	Awarded the New Contract to a bidder that did not meet the mandatory requirements of the bid;
•	Introduced unpublished evaluation criteria to the evaluation process, and
•	Failed to properly apply the published evaluation criteria.

In filing the complaint, the company sought to terminate the New Contract award to the winning bidder, to have MEII awarded the New Contract, or in the alternative, to have a new bid process conducted.  In the further alternative, the Company asked that it be compensated for lost profit on the contract and the costs associated with the filing of the complaint. On June 15, 2005 the CITT ruled that the Company’s complaint against PWGSC was valid, in part, and awarded the Company its reasonable costs. On July 15, 2005 the Company filed an application for judicial review into the CITT decision. In its decision CITT held that PWGSC breached the applicable trade agreements in conducting its procurement. Despite this, the CITT declined to grant any remedy aside from the award of reasonable costs. The Federal Court of Appeal convened on March 22, 2006 to consider the matter. A ruling has not yet been received.

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

In consideration for the sale of the shares of these corporations, MEII received $597,763 ($775,000 CDN). The purchase price was settled as follows:

I.	$385,654 ($500,000 CDN) cash upon signing the purchase and sale agreement on September 5, 2003;
II.	$38,565 ($50,000 CDN) cash upon the date of closing of the transaction of the purchase and sale for the purchased shares;
III.	$38,565 ($50,000 CDN) cash on the later of the renegotiation of certain contractual obligations related to one of the clinic operations;
IV.	$145,591 ($175,000 CDN) by way of issuance by AIM of 175,000 Class A preferred shares in the capital of AIM, with a face value of $0.77 ($1 CDN) per share on September 30, 2003.

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
II.
Twenty (20%) percent of the cumulative net income of the clinic corporations calculated under generally accepted accounting principles on a basis consistent with those of the previous years (“variable dividends”).

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

                    The summarized statements of income (loss) for the Discontinued Operations are as follows:

	2005	2004	2003

Revenue	$11,523,166	$38,951,118	$46,570,653

Physician fees and other direct costs	10,549,299	36,422,232	41,316,675

Gross margin	973,867	2,528,886	5,253,978

Operating, general and administrative
expenses	724,233	1,208,919	4,750,448

Amortization	38,296	48,161	196,548
Other expense	67,333	236,832	469,625

Income (Loss) before income taxes	144,005	1,034,974	(162,643)

Income taxes (recovery)	-	-	(1,321)

Minority interest	-	-	621

Gain (Loss) for the year	144,005	1,034,974	(161,943)

Gain on disposal of discontinued operations	-	-	33,533

Gain (Loss) from discontinued operations	$144,005	$1,034,974	($128,410)

The summarized balance sheets for the Discontinued Operations are as follows:

	2005	2004

Current assets
Cash	$68,003	$800
Accounts receivable	967,957	2,652,637
Prepaid expenses	-	2,254
	1,035,960	2,655,691

Property, plant and equipment	-	38,596

	$1,035,960	$2,694,287

Current liabilities
Accounts payable and accrued liabilities	$1,194,427	$3,607,406

Net assets	($158,467)	($913,119)

5. ACCOUNTS RECEIVABLE

	2005	2004

Trade receivable	$2,122,594	$1,467,793
Allowance for doubtful accounts	(17,836)	(15,800)

	$2,104,758	$1,451,993

6. LONG-TERM INVESTMENT

	2005	2004

Investment in AIM Health Group Ltd.	$83,195	$83,195

MEII has an investment of 175,000 class A preferred shares of AIM as a result of disposition of the Ontario based clinics on September 30, 2003 (see note 4 for further details). It was determined that there was an impairment in the carrying value of the long term investment, and hence the investment has been written down by $57,626 in 2004. The asset was further tested for impairment in 2005, and a write down was not considered necessary.

7. PROPERTY, PLANT AND EQUIPMENT

	2005			2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Furniture and fixtures	$304,169	$193,374	$110,795	$276,753	$162,493	$114,260
Computer software	431,155	385,882	45,273	329,557	254,120	75,437
Computer hardware	649,323	528,525	120,798	628,254	461,285	166,969
Leasehold improvements	272,014	138,960	133,054	196,650	83,073	113,577

	$1,656,661	$1,246,741	$409,920	$1,431,214	$960,971	$470,243

Amortization of property, plant, and equipment for the year amounted to $243,413 ($134,238 for December 31, 2004 and $52,851 for December 31, 2003).

8. GOODWILL

Goodwill amounting to $237,596 arose from the acquisition of the business of the Scarborough Pain Clinic in November 2004. The net purchase price was set at $204,026 plus $39,938 being the fair value of the 100,000 options granted to Dr Lorne Greenspan, the former owner and operator of the clinic, using the Black Scholes option pricing model. The fair value of the property, plant and equipment acquired was estimated to be $6,368, and the balance of $237,596 was recorded as goodwill. The net cash outflow for goodwill was $197,658 ($237,596 less non cash expense of $39,938). The Company has determined that there was no permanent decline in the value of the goodwill as at the year end.

9. NOTES PAYABLE

The unsecured notes payable were issued on September 30, 2001, are due on September 30, 2006 and bear interest at 7%, per annum. MEII may pay the principal amount and accrued interest at any time until maturity by way of cash or common stock or a combination of cash and common stock at the discretion of the Company.

There has been a change in the accounting policy concerning the promissory notes. Section 3860 of the CICA Handbook was amended in January 2004 (effective November 2004). The promissory notes were previously treated as equity, and shown as Convertible debentures. However, with the amendment of section 3860, they are now classified as a liability.

10. LONG-TERM DEBT

The amount of $592,692 ($894,517 in 2004) pertains to the long-term portion of the Goods and Services Tax which is payable over a period of five years, as per an agreement between the Company and the Canada Revenue Agency (“CRA”). An amount of $24,765 ($30,000 CDN) is payable monthly and is reviewable every six months. Accordingly, the current portion of this debt has been classified under Accounts payable and accrued liabilities. The CRA has the right to register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

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
Common shares
Common shares purchase warrants, redeemable, entitling holder to purchase one share of common stock at a price of US$0.20 per share to August 11, 2006.

Issued
	2005	2004

58,277,696 Common shares ( 2004-58,277,696 shares)	15,938,625	15,938,625
13,025,000 Common stock purchase warrants	106,111	106,111
(2004-13,025,000 warrants)
	$16,044,736	$16,044,736

	Common Shares
	Number	Amount
Balance, December 31, 2004	58,277,696	$15,938,625

Balance, December 31, 2005	58,277,696	$15,938,625

	Warrants
	Number	Amount
Balance, December 31, 2004	13,025,000	$106,111

Balance, December 31, 2005	13,025,000	$106,111

(a) Share Capital
On June 15, 2004, the Company issued 39,360,272 common shares for $4,500,000. As a condition of the transaction, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares; and unpaid preferred share dividends which were in arrears, in the amount of $579,582, were forgiven.

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

In addition to issuing the common shares, MEII also issued to the Investors and the former Preferred Shareholder, anti-dilution warrants (the “New Warrants”) to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the Investors’ and former Preferred Shareholder to maintain their pro rata share of their equity position. On December 15, 2005, the Company filed a post-effective amendment to its Registration Statement, reducing the exercise price of the common stock purchase warrants from $0.50 to $0.20. The exercise price of the New Warrants is linked to the exercise price of the common stock purchase warrants. Accordingly, the exercise price of the New Warrants were similarly reduced. As of the filing of this report, the amendment has not been declared effective by the SEC.

(b) Stock Option Plan
The Company maintains two stock option plans for the benefit of directors, officers and employees. Plan A was approved by the security holders and Plan B was not approved by the security holders. Pursuant to an amendment of Plan A, the maximum number of options that may be granted shall not exceed 11,655,539. Options under Plan A expire no later than five years from the date of grant.

As at December 31, 2005 total options outstanding of 4,715,000 are comprised of 2,625,000 granted under the Plan A and 2,090,000 granted under Plan B. The following options were granted in 2005, 2004 and 2003:

Date	Quantity	Option Price	Expiry	Fair Value	Risk free rate	Expected life	Expected volatility	Expected dividends	Notes
May 03	785,000	$ 0.50	May 08	370,662	2.68%	5 yrs	98%	NIL	(2)
Jan 04	100,000	$ 0.50	Jan 09	40,876	1.43%	5 yrs	102%	NIL	(2)
Jun 04	2,550,000	$ 0.115	Jun 09	57,746	1.43%	5 yrs	94%	NIL	(2)
Nov 04	100,000	$ 1.00	Nov 09	39,938	2.43%	5 yrs	123%	NIL	(1)
Aug 05	100,000	$ 0.30	Aug 10	16,921	3.55%	5 yrs	88%	NIL	(1)

Note (1): These options were granted where exercise price exceeds market price on grant date
Note (2): These options were granted where exercise price equals market price on grant date

The 100,000 options issued in January 2004 were issued under Plan A and vested immediately. The options issued in June 2004 were issued under Plan B. 250,000 of these options vest 125,000 per year for two years. The remaining 2,300,000 options issued in June 2004 vest equally over five years, subject to certain earnings criteria being met. Since these criteria were not met in 2005, 20% of the options awarded under this plan were forfeited during the year and no stock compensation expense was booked, thereon. The 100,000 options issued in November 2004 were issued under Plan A and become exercisable May 15, 2006.

The 100,000 options issued in 2005 were issued under Plan A. They vested immediately and are exercisable until August 2010.

The following summarizes options outstanding as at December 31:
	Option price per share	Number of Shares
Expiry date		2005	2004	2003
Apr 2006	$0.500	1,440,000	1,440,000	1,440,000
Jun 2007	$1.000	100,000	100,000	100,000
May 2008	$0.500	785,000	785,000	785,000
Jan 2009	$0.500	100,000	100,000	-
Jun 2009	$0.115	2,090,000	2,550,000	-
Nov 2009	$1.000	100,000	100,000	-
Aug 2010	$0.300	100,000	-	-
		4,715,000	5,075,000	2,325,000
Weighted average exercise price at end of year		$0.34	$0.33	$0.52

	2005	2004	2003
Outstanding, beginning of year Granted Expired Exercised Forfeited Cancelled Outstanding, end of year Exercisable, end of year	5,075,000	2,325,000	2,270,000
	100,000	2,750,000	785,000
	-	-	-
	-	-	-
	(460,000)	-	-
	-	-	(730,000)
	4,715,000	5,075,000	2,325,000
	2,712,500	2,487,500	2,325,000

	Number of Shares	Options Exercisable	Option Price		Weighted Avg. Price

Outstanding January 1, 2003	2,270,000	2,270,000	$ 0.50	$ 1.00	$ 0.84
Granted	785,000		$ 0.50	$ 0.50	$ 0.50
Exercised	0
Cancelled	(730,000)		$ 0.50	$ 1.87	$ 1.48

Outstanding December 31, 2003	2,325,000	2,325,000	$ 0.50	$ 1.00	$ 0.52
Granted	2,750,000		$ 0.115	$ 1.00	$ 0.14
Exercised	0
Cancelled	0

Outstanding December 31, 2004	5,075,000	2,487,500	$ 0.115	$ 1.00	$ 0.32

Granted	100,000		$ 0.30	$ 0.30	$ 0.30
Exercised	0
Forfeited	(460,000)		$ 0.115	$ 0.115	$ 0.115

Outstanding December 31, 2005	4,715,000	2,712,500	$ 0.115	$ 1.00	$ 0.34

The following table describes the weighted average life of the outstanding options as of December 31, 2005:

Exercise Price	Options Outstanding	Remaining Weighted Average Contractual Life (Years)	Options Exercisable
0.115	2,090,000	3.5	187,500
0.300	100,000	4.7	100,000
0.500	2,325,000	1.2	2,325,000
1.000	200,000	2.7	100,000
	4,715,000		2,712,500

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

During the first quarter of 2005, the terms of the common stock purchase warrants were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. The terms of the warrants were amended such that if the common stock of MEII, closes at $0.70 or greater for thirty consecutives trading days, MEII has the right to redeem the Warrants at $0.01 per Warrant upon ten days prior notice. The fair value determined by Black Scholes was $228,347, and the fair value assumptions were a risk-free rate of 2.49%, expected life of 1 yr, expected volatility of 119% and expected dividends of NIL.

On December 15, 2005, the Company filed a post-effective amendment to its Registration Statement, reducing the exercise price of the common stock purchase warrants from $0.50 to $0.20. As of the filing of this report, the amendment has not been declared effective by the SEC. The fair value determined by Black Scholes was $62,092, and the fair value assumptions were a risk-free rate of 2%, expected life of 1 yr, expected volatility of 107% and expected dividends of NIL.

On February 10, 2006, the expiry of these warrants was extended from February 11, 2006 to August 11, 2006.

12. CONTRIBUTED SURPLUS

	2005	2004

Stock compensation expense	$2,779,285	$2,408,404
Fair value of options in connection with acquisition of Scarborough pain clinic	39,938	39,938
Share repurchase - difference between cost per share and assigned value	46,292	46,292
Fair value of warrants and stock options issued in connection with the acquisition of YFMC Healthcare Inc.	41,775	41,775
	$2,907,290	$2,536,409

During the first quarter of 2005, the terms of the common stock purchase warrants were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. As a result of this, stock compensation expense of $228,347 was determined and was credited to contributed surplus (note 11c). In addition, an amount of $26,006 has been recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the first quarter of 2005. These amounts were credited to contributed surplus.

During the second quarter of 2005, an amount of $20,367 was recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the second quarter of 2005. These amounts were credited to contributed surplus.

During the third quarter of 2005, an amount of $16,921 was recorded as stock compensation expense for 100,000 options granted as per section 3870 of the CICA handbook (note 11b). In addition, an amount of $8,619 was recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the third quarter of 2005. These amounts were credited to contributed surplus.

During the fourth quarter of 2005, an amount of $62,092 was recorded as stock compensation expense for re-pricing of warrants and this amount was credited to contributed surplus (note 11c). In addition, an amount of $8,529 was recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the fourth quarter of 2005. These amounts were credited to contributed surplus.

During the first quarter of 2004, 100,000 options were granted with an exercise price of $0.50 per option. The options vested immediately and are available for a term of five years expiring on January 30, 2009. Due to the issuance of new options the fair value, amounting to $40,876, was been determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook (note 11b). This amount was credited to contributed surplus.

During the second quarter of 2004, 250,000 options were granted to an employee with an exercise price of $0.115 per option. 125,000 options would vest annually. Options for 125,000 shares shall be exercisable on the first anniversary and options for the remaining 125,000 would be exercisable on the second anniversary of the award. Due to the issuance of new options, the fair value amounting to $57,746 was determined using an option pricing model (Black Scholes) as per section 3870 of the CICA handbook (note 11b). This amount was credited to contributed surplus.

Options amounting to 1,000,000 each were granted to two employees, and 150,000 each to two other employees, at an exercise price of $0.115 per option. The vesting of these options occurs in equal amounts over five years, subject to an earnings hurdle test. Since the earnings test was not achieved during the first year, no expense was recognized during 2005.

During the fourth quarter of 2004, 100,000 options were granted in connection with the acquisition of the Scarborough pain clinic. An amount of $39,938 was credited to contributed surplus (note 11b).

During the first quarter of 2003, the terms of warrants were amended entitling each warrant holder to purchase one share of common stock at a price of $0.50 (previously $4.50). Due to this amendment, the fair value amounting to $790,600 was determined, and was credited to contributed surplus (note 11c).

13. FUTURE INCOME TAXES

At December 31, 2005, the Company has losses available to reduce future federal and provincial taxable income of approximately $10 million. These losses expire between tax years 2006 and 2015. The future tax benefits available as a result of these losses have been fully provided for in the consolidated financial statements.

14. SHAREHOLDERS’ EQUITY (DEFICIT)

The Consolidated Financial Statements are prepared in accordance with Canadian GAAP. Differences between Canadian and United States accounting principles are described in note 21, and hence Shareholders’ equity (deficit) is presented as per Canadian GAAP and US GAAP.

SHAREHOLDERS’ EQUITY (DEFICIT) CANADIAN GAAP

CAPITAL STOCK	2005	2004	2003

Balance at the beginning of the year	16,044,736	11,544,736	11,544,736
Shares issued to new investors	-	4,500,000	-

Balance at the end of the year	16,044,736	16,044,736	11,544,736

CONTRIBUTED SURPLUS

Balance at the beginning of the year	2,536,409	2,397,849	1,236,587
Stock option compensation	370,881	98,622	1,161,262
Fair value of options in connection with acquisition
of Scarborough pain clinic	-	39,938	-

Balance at the end of the year	2,907,290	2,536,409	2,397,849

DEFICIT

Balance at the beginning of the year	(17,221,105)	(16,425,309)	(14,715,653)
Net loss attributable to common shareholders	(856,557)	(795,796)	(1,709,656)

Balance at the end of the year	(18,077,662)	(17,221,105)	(16,425,309)

CUMULATIVE TRANSLATION ADJUSTMENT	(792,887)	(800,791)	(965,418)

SHAREHOLDERS' EQUITY (DEFICIT)	81,477	559,249	(3,448,142)

SHAREHOLDERS’ EQUITY (DEFICIT) US GAAP

CAPITAL STOCK	2005	2004	2003

Balance at the beginning of the year	17,096,202	12,596,202	12,596,202
Shares issued to new investors	-	4,500,000	-

Balance at the end of the year	17,096,202	17,096,202	12,596,202

CONTRIBUTED SURPLUS

Balance at the beginning of the year	2,572,815	2,434,255	1,272,993
Stock option compensation	370,881	98,622	1,161,262
Fair value of options in connection with acquisition
of Scarborough pain clinic	-	39,938	-

Balance at the end of the year	2,943,696	2,572,815	2,434,255

DEFICIT

Balance at the beginning of the year	(17,221,105)	(16,425,309)	(14,715,653)
Net loss attributable to common shareholders	(856,557)	(795,796)	(1,709,656)

Balance at the end of the year	(18,077,662)	(17,221,105)	(16,425,309)

CUMULATIVE TRANSLATION ADJUSTMENT	(792,887)	(800,791)	(965,418)

SHAREHOLDERS' EQUITY (DEFICIT)	1,169,349	1,647,121	(2,360,270)

15. BASIC LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic loss per share attributable to common shareholders is calculated using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated using the treasury stock method in accordance with the recommendations of Handbook section 3500. Had share options and common share purchase warrants been exercised the effect on the basic loss per share would be anti-dilutive.

	2005	2004	2003
Basic loss per common share:
Continuing operations	$ (0.02)	$ (0.05)	$ (0.17)
Discontinued operations	$ (0.00)	$ 0.03	$ (0.01)

16. NOTES TO THE STATEMENT OF CASH FLOWS

(i)	Changes in non-cash working capital components

	2005	2004	2003

Accounts receivable	$(652,765)	$556,089	(1,261,009)
Prepaid expenses	(13,173)	6,864	(17,239)
Accounts payable and accrued liabilities	488,655	(968,048)	1,569,748

	$(177,283)	$(405,095)	291,500

 (ii) Property, plant, and equipment

Property, plant, and equipment purchased during the year amounted to $183,089 ($487,412 for December 31, 2004, and $136,559 for December 31, 2003). Purchases were financed by cash payments.

 (iii) Interest and income taxes paid

Operating expenses reflect interest expense of $61,867 for the year ended December 31, 2005 ($100,477 of interest expense for December 31, 2004 and interest expense of $112,955 for December 31, 2003); and income tax recoveries of $nil for the year ended December 31, 2005 ($nil for December 31, 2004 and $2,458 for December 31, 2003).

(iv) Non cash transaction

There were no non-cash transactions during the year.

17. COMMITMENTS

The Company is committed to payments under operating leases of its premises and equipment, long-term debt and notes payable totaling $2,922,824. Annual payments are as follows:

CONTRACTUAL OBLIGATIONS
							Total
	2006	2007	2008	2009	2010	Thereafter	Obligations
Long-term debt[1]	331,212	331,212	302,967	-	-	-	965,392
Operating lease obligations	403,120	403,570	226,377	109,583	21,385	14,897	1,178,932

Notes payable[2]	778,500	-	-	-	-	-	778,500

Total	$1,512,832	$734,782	$529,344	$109,583	$21,385	$14,897	$2,922,824

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

(ii)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a customer. Based on the advice of counsel, the Company is of the view that it is unlikely that the Company will be found liable for these costs. The costs associated with this contingent liability range from $500 thousand to $1.5 million.

(iii)
Claims have been made against the Company for general damages for breach of contract and in tort. Claims for approximately $482,000 have been made against the company for wrongful termination of a person working on a third party contract. Another claim for unspecified damages has been made against the company for wrongful dismissal and breach of contract. The Company’s lawyers are of the view that liability, if any, would be the responsibility of the third party contractor. The Company’s lawyers are of the opinion that the amount claimed grossly exceeds what a court would award in light of the current law. Since the Company’s lawyers are of the opinion that these claims are unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements.

(iv)
The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next seven years, during the respective lease terms, totals $1.2 million. In July 2005, the Company was notified that one of the third parties was in default on their rent. In November 2005, the Company resumed operation of the related clinic when the third party abandoned the business. No obligation was inherited by the Company for delinquent rent or other payments.

Any liability resulting from the above will be reflected as a charge to income in the year incurred.

19. FINANCIAL INSTRUMENTS

FAIR VALUE
The carrying value of accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these items. The carrying value of the notes payable and the long-term debt approximate fair value as the instruments’ interest rates are comparable to rates currently offered for debt instruments of similar risk and maturities.

CREDIT RISK
The company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the company has adopted credit policies which include regular review of their credit limits.

20. SUBSEQUENT EVENTS

During the first quarter of 2006, the terms of the 1,437,500 common stock purchase warrants issued in February 1998 were amended, extending the expiry of these warrants from February 11, 2006 to August 11, 2006.

21. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”), which conform in all material respects with those in the United States (“U.S. GAAP”) during the periods presented, except with respect to the following:

(a) Shareholders’ equity

Under Canadian GAAP, the purchase price of an acquisition is determined based on the share price on the date the transaction is consummated. Under U.S. GAAP, the purchase price of an acquisition where shares are issued is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price used for the YFMC Healthcare Inc. acquisition in 1999 under Canadian GAAP was $1.25. The share price used for the YFMC Healthcare Inc. acquisition under U.S. GAAP was $1.859. The difference was allocated to Goodwill at that time. Subsequently, the Goodwill was impaired and written-off.

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

Under U.S. GAAP the effect on Shareholders’ equity would be adjusted as follows:
	2005		2004

Capital stock (as previously shown)	$16,044,736		$16,044,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872		1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)		(36,406)
Capital stock - U.S. GAAP	17,096,202		17,096,202
Contributed surplus (as previously shown)	2,907,290		2,536,409
Share purchase warrants	36,406		36,406
Paid-in-capital - U.S. GAAP	2,943,696		2,572,815
Deficit (as previously shown) Cumulative translation adjustment	(18,077,662 (792,887	) )	(17,221,105 (800,791	) )

Shareholders’ equity - U.S. GAAP	$1,169,349		$1,647,121

(b) Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. Under U.S. GAAP, the comprehensive loss for the fiscal year ended December 31, 2005, 2004 and 2003 would be adjusted as follows:

	2005	2004	2003

Net loss	$(856,557)	$(1,341,205)	$(1,574,650)
Foreign currency translation adjustment	7,904	164,627	(557,887)

Comprehensive loss	$(848,653)	$(1,176,578)	$(2,132,537)

The foreign currency translation adjustments are not currently adjusted for income taxes. The company is situated in Canada, and the foreign currency translation adjustments relate to the translation of the consolidated financial statements from Canadian dollars into United States dollars, solely for the convenience of the readers.

(c) Recently issued accounting standards

The following standards were issued by the Financial Accounting Standards Board during 2005 and 2004:

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

SFAS No. 154 - Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

SFAS No. 156 - Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows as it relates to the reconciliation of Canadian and United States accounting policy differences.

22. SEGMENTED INFORMATION

The Company operated under three business units during 2005 as follows: Staffing Solutions, Medical Services, and Healthcare Consulting Services.

The Staffing Solutions unit contracts with hospitals for the provision of physician staffing, nurse staffing and administrative support services. The Company also contracts with clinical facilities and local communities for the locum or permanent placement of a physician in a community.

The Medical Services unit provides infusion services to patients suffering from Crohn’s disease and rheumatoid arthritis and pain management services.

The Healthcare Consulting unit provides select Canadian public and private institutions, consulting services on a variety of healthcare topics.

The segmented information for the business units are as follows:

	2005
	Staffing	Medical	Healthcare	Consolidated
	Solutions	Services	Consulting

Revenue	$9,284,794	$3,976,161	$1,131,692	$14,392,647
Gross margin	$1,735,469	$1,396,999	$581,568	$3,714,036

Net income (loss) before discontinued operations	$(243,277)	$(645,636)	$(111,649)	$(1,000,562)

Property, plant and equipment employed at end of year	$105,615	$198,690	$105,615	$409,920
Amortization	$113,674	$91,523	$38,216	$243,413

	2004

	Staffing	Medical	Healthcare	Consolidated
	Solutions	Services	Consulting

Revenue	$7,479,124	$1,227,533	$789,912	$9,496,569
Gross margin	$1,345,490	$544,454	$335,477	$2,225,421

Net income (loss) before discontinued operations	$(1,294,225)	$(633,499)	$(448,455)	$(2,376,179)

Property, plant and equipment employed at end of year	$149,738	$170,767	$149,738	$470,243
Amortization	$81,214	$32,888	$20,136	$134,238

	2003

	Staffing	Medical	Healthcare	Consolidated
	Solutions	Services	Consulting

Revenue	$13,211,324	$887,237	$156,091	$14,254,652
Gross margin	$2,177,563	$426,828	$156,091	$2,760,482

Net income (loss) before discontinued operations	$(1,030,608)	$(303,707)	(111,925)	$(1,446,240)

Property, plant and equipment employed at end of year	$99,509	$17,560	$ NIL	$117,069
Amortization	$41,224	$8,456	$3,171	$52,851

23. RELATED PARTY TRANSACTIONS

Consulting fees of approximately $57,784 (Cdn$70,000) were paid to each of two directors, who were retained as consultants ($31,374 in 2004 and $43,000 in 2003). Their contracts expired in June 2005. Administrative fees of approximately $24,765 (Cdn$30,000) were paid to a related Company ($Nil in 2004). There are no related party balances outstanding at the year end.

24. COMPARATIVE FIGURES

Certain figures in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the basis of presentation in 2005.
(a) There has been a change due to operations of Government Healthcare Services being classified as discontinued operations (note4).
(b) Amendments based on a review of FRR 210, concerning quasi reorganizations, which led management to reverse the accounting treatment previously applied. The net loss attributable to common shareholders and basic loss per common share from continuing and discontinued operations, assets, liabilities and cash flows remain unchanged. The overall Shareholders’ Equity too remains unchanged, but the allocation between Capital Stock, Contributed Surplus and Deficit has changed.