Form 10-Q
period 2006-03-31
MED-EMERG INTERNATIONAL INC
filed 2006-05-15
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

               (MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 1-13861

MED-EMERG INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

PROVINCE OF ONTARIO, CANADA	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employment Identification No.)

6711 Mississauga Road, Suite 404
Mississauga, Ontario, Canada	L5N 2W3
(Address of Principal Executive Offices)	(Zip Code)

(905) 858-1368
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2006, 58,277,696 shares of the registrant’s common share were outstanding.

MED-EMERG INTERNATIONAL INC.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits
Signatures

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks described in this document and in other reports filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Med Emerg International Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I: FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Consolidated Balance Sheets as at March 31, 2006 (unaudited) and December 31, 2005 (audited)

Consolidated Statement of Operations and Deficit for the three months ended March 31, 2006 and 2005 (unaudited)

Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Med-Emerg International Inc.
Consolidated Balance Sheet
As at March 31, 2006 (Unaudited) and December 31, 2005 (Audited)
(in US$)

	March 31	December 31
	2006	2005
Assets

Current assets
Cash	$483,239	$660,947
Accounts receivable	2,480,913	2,104,758
Prepaid expenses and other	63,266	85,730
Discontinued operations (note 4 )	912,234	1,035,960
	3,939,652	3,887,395

Long-term investment	83,195	83,195

Property, plant and equipment	400,146	409,920
Goodwill	237,596	237,596
	$4,660,589	$4,618,106

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$2,442,391	$2,149,519
Notes Payable	599,991	599,991
Discontinued operations (note 4 )	878,413	1,194,427
	3,920,795	3,943,937

Long-term liabilities
Long-term debt	514,319	592,692
	4,435,114	4,536,629

Contingent liabilities (note 9)

Shareholders' Equity
Capital stock (note 5)	16,044,736	16,044,736
Contributed surplus (note 6)	2,985,693	2,907,290
Deficit	(18,008,822)	(18,077,662)
Cumulative translation adjustment	(796,132)	(792,887)
	225,475	81,477
	$4,660,589	$4,618,106

The Accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations and Deficit
Three months ended March 31, 2006 and 2005 (Unaudited)
(in US$)
	March 31	March 31
	2006	2005

Revenue	$4,558,251	$3,079,432
Physician fees and other direct costs	3,263,314	2,271,559
	1,294,937	807,873
Expenses
Salaries and benefits	$736,923	$665,107
General and administration	272,510	227,968
Occupancy costs and supplies	165,306	120,297
Travel and marketing	47,471	73,884
	1,222,210	1,087,256

Income (loss) before under noted items	72,727	(279,383)

Interest income	-	(5,390)
Interest and financing expenses	6,813	-
Amortization of property, plant, and equipment	40,306	42,657
Stock compensation expense	78,403	251,117
	125,522	288,384
Net loss before discontinued operations	(52,795)	(567,767)

Discontinued operations
Income from discontinued operations (note 4 )	121,635	270,864
Net income (loss) attributable to common shareholders	68,840	(296,903)

Deficit, beginning of the period	(18,077,662)	(17,221,105)

Deficit, end of the period	$(18,008,822)	$(17,518,008)

Basic earnings (loss) per common share
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	$0.00	$0.00
Total earnings (loss) per common share	$0.00	$(0.01)

Weighted average common shares outstanding	58,277,696	58,277,696

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
Three months ended March 31, 2006 and 2005 (Unaudited)
(in US$)
	March 31	March 31
	2006	2005

Cash Flows from Operating Activities
Net loss before discontinued operations	$(52,795)	$(567,767)
Adjustments for:
Amortization of property, plant and equipment	40,306	42,657
Stock compensation expense	78,403	251,117
	65,914	(273,993)

Decrease in non-cash working capital components	(60,819)	(355,237)
Discontinued operations (note 4)	(149,025)	(188,024)
	(143,930)	(817,254)
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(30,533)	(19,165)
Discontinued operations (note 4)		307
	(30,533)	(18,858)

Effect of foreign currency exchange rate changes	(3,245)	(5,928)

Decrease in cash	(177,708)	(842,040)
Cash, beginning of the period	660,947	2,312,156
Cash, end of the period	$483,239	$1,470,116

The accompanying notes are an integral part of these consolidated financial

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2006 and 2005

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MEII” or the “Company”) provides quality healthcare management services to the Canadian healthcare industry.

The Company’s common shares and common share purchase warrants are quoted on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations are divided into three units: Staffing Solutions, Medical Services and Healthcare Consulting. From March 2001 through March 2005, the Company’s operations included a Government Healthcare Services unit. The operations of this unit were discontinued upon the expiration of the Company’s contract with the Canadian Department of National Defence (“DND”) on March 31, 2005. See Note 4 - Discontinued Operations.

The Company’s Staffing Solutions unit provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At March 31, 2006, the Company had 42 physician and nurse staffing contracts.

The Medical Services division is comprised of (a) infusion services, (b) pain management services, and (c) two family medical clinics. The infusion business provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain. Subsequently, three additional clinics were opened. In January 2005, the Company resumed operation of a family medical clinic previously sold in 2003, after it failed to achieve certain earnings targets. In November 2005, the Company resumed operation of a second clinic, when the buyer defaulted on certain payment obligations. The Company is exploring opportunities to enhance clinic profitability by utilizing them for infusion and/or pain management services.

MEII provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

The Company was not awarded the successor contract to its previously held medical supply contract with DND. Effective March 31, 2005, the Company stopped providing services to DND (see Note 4).

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These consolidated financial statements consolidate the accounts of MEII and all of its wholly-owned subsidiaries: 927563 Ontario Inc.; 927564 Ontario Inc.; Med-Emerg Inc.; Med-Emerg Health Centres Inc.; YFMC Healthcare Inc.; YFMC Healthcare (Alberta) Inc.; Doctors on Call Ltd; CPM Health Centres Inc. and OPA Locum Direct Inc.

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These unaudited consolidated financial statements are condensed, and do not include all disclosures required for annual financial statements, which are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”). These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the 2005 Annual Report.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Use of estimates
The preparation of consolidated financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: (i) the reported amounts of revenues and expenses, (ii) the disclosure of contingent liabilities, (iii) the carrying value of property, plant, and equipment and the rate of amortization related thereto. Actual results could differ from those estimates. When adjustments become necessary, those adjustments are reported in earnings in the period in which they become known.

(b) Long-term investments

Investments are accounted for at cost when the conditions for equity accounting are not present, and on the equity basis when significant influence exists. Declines in market values of investments are expensed when such declines are considered to be other than temporary.

(c) Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the following rates and methods:

Furniture and fixtures	20%	Declining balance
Computer software	100%	Declining balance
Computer hardware	30%	Declining balance
Leasehold improvements	3-5 years	Straight-line

(d) Goodwill

Goodwill is the excess of the purchase price of assets over the fair value of the underlying net identifiable assets. The Company has adopted the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3062 “Goodwill and Other Intangible Assets”, which states that goodwill and indefinite life intangible assets should no longer be amortized, but should be tested for impairment at least on an annual basis.

(e) Impairment charges

At least annually and when events and circumstances warrant a review, the Company evaluates the carrying value of its assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment in assets is charged to earnings in the year.

(f) Revenue recognition

The Company has adopted the provisions of CICA Emerging Issues Committee (EIC) Abstract 123 "Reporting Revenues Gross as Principal Versus Net as an Agent" (EIC 123) and Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue 99-19 “Recording Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). Both EIC 123 and EITF 99-19 address the reporting of revenue on a gross basis as a principal versus on a net basis as an agent. The pronouncements generally state that revenue should be reported on a gross basis if:

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

(1) Staffing Solutions:

Revenue is reported on a gross basis.

MEII acts as a principal in providing these services. MEII (a) negotiates the price of these services with its customers; and (b) contracts with emergency room physician and nursing personnel to provide these services to healthcare facilities. MEII recruits, schedules and bills the customer for the services provided and bears the risk of non-payment.

Contracts are both fee-for-service and fixed monthly contracts. Contracts are negotiated annually and are cancelable by either party on 60 days notice.

Revenue is recognized on an accrual basis, as services are delivered, and when there is reasonable assurance of collection.

(2) Medical Services:

Revenue is reported on a gross basis.

Under contract with Schering Canada Inc., MEII acts as the coordinator for the community-based infusion of certain medications for the treatment of patients with rheumatoid arthritis, Crohn’s disease and certain other inflammatory diseases. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

The Company acts as the principal in providing pain management treatments to patients in its Toronto-area clinics. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

Revenue is recognized on a current basis, as services are delivered, and where there is reasonable assurance of collection.

(3) Healthcare Consulting:

Revenue is reported on a gross basis.

MEII has been retained by several provincial governments to advise on a variety of issues related to primary care staffing, training and integrated service delivery models. MEII also advises several aboriginal communities with regards to healthcare service issues.

Revenue is recognized over the life of each contract, based on the achievement of milestones specified in the contract, and when there is reasonable assurance of collection.

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

(h)  Cash

Cash consists of cash on hand and balances with banks.

(i) Foreign currency translation

The Company maintains its books and records in Canadian dollars. The consolidated financial statements are converted to U.S. dollars because the Company is a reporting issuer in the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders’ equity (deficit) is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the consolidated financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in the cumulative translation adjustment.

(j) Stock compensation expenses

The Company has adopted CICA Handbook Section 3870 “Stock-based Compensation and Other Stock-based Payments”. This section requires that a fair value based method of accounting be applied to all stock based payments to non-employees and to direct awards of stock to employees. The standard requires the recognition of a compensation expense for grants of stock, stock options, and other equity instruments to employees based on the estimated fair value of the instruments at the grant date.

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

4. DISCONTINUED OPERATIONS

The Company’s contract with DND to provide personnel to Canadian armed forces across Canada expired on March 31, 2005. This was a significant contract generating separate identifiable cash flows, and hence it has been classified as a discontinued operation, and accounted for accordingly.

The summarized statements of income for the Discontinued Operations for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005

Revenue	$286,700	$10,972,289

Physician fees and other direct costs	-	10,299,918

Gross margin	286,700	672,371

Operating, general and administrative
expenses	130,249	336,196

Amortization	-	4,435
Interest and financing	34,816	60,876

Income from discontinued operations	$121,635	$270,864

The summarized balance sheets for the Discontinued Operations as at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

Current assets
Cash	$2,562	$68,003
Accounts receivable	909,672	967,957
	912,234	1,035,960

Current liabilities
Accounts payable and accrued liabilities	$878,413	$1,194,427

Net assets (liabilities)	$33,821	$(158,467)

5. CAPITAL STOCK

On June 15, 2004, the Company issued to certain investors (the “Investors”) 39,360,272 common shares for $4,500,000 in cash. As a condition of the transaction, preferred shares, of which Dr. Zacharias, the Chief Executive Officer of MEII, may have been deemed to be a beneficial owner, were converted into 9,348,000 common shares; and unpaid preferred share dividends, in the amount of $579,582, were forgiven.

The investment resulted from the previously announced letter of intent signed by MEII and Global Healthcare Workforce Limited (“GHW”) of London, UK.

In addition to the shares purchased from the Company, the Investors purchased 4,348,000 common shares from the former preferred shareholder for $500,000. Closing costs (including legal, travel and due diligence costs) for the equity financing amounted to $609,214, and were expensed during the second quarter of 2004.

In addition to issuing the common shares, MEII also issued 13,518,750 anti-dilution warrants (the “New Warrants”) to the Investors and the former preferred shareholder, to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is conditional upon the exercise of previously issued options and warrants to purchase common shares exercisable at $0.50 per common share and $1.00 per common share. The exercise of the New Warrants is intended to allow the Investors’ and former Preferred Shareholder to maintain their pro rata equity position.

In December 2005, the Company reduced from $0.50 to $0.20 the exercise price of the common share purchase warrants upon which exercise of the New Warrants is conditional. Accordingly, the exercise price of 5,031,250 of the New Warrants was also reduced from $0.50 to $0.20.

6. CONTRIBUTED SURPLUS

During the first quarter of 2006, the terms of the common share purchase warrants were amended, extending the expiry of these warrants from February 11, 2006 to August 11, 2006. As a result of this, stock compensation expense of $69,876 was recorded. In addition, an amount of $8,527 has been recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the first quarter of 2005. These amounts have been credited to contributed surplus.

During the first quarter of 2005, the terms of the common share purchase warrants were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. As a result of this, stock compensation expense of $228,347 was determined and was credited to contributed surplus. In addition, an amount of $26,006 has been recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the first quarter of 2005. These amounts were credited to contributed surplus.

During the second quarter of 2005, an amount of $20,367 was recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the second quarter of 2005. These amounts were credited to contributed surplus.

During the third quarter of 2005, an amount of $16,921 was recorded as stock compensation expense for 100,000 options granted as per section 3870 of the CICA handbook. In addition, an amount of $8,619 was recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the third quarter of 2005. These amounts were credited to contributed surplus.

During the fourth quarter of 2005, an amount of $62,092 was recorded as stock compensation expense for re-pricing of warrants and this amount was credited to contributed surplus. In addition, an amount of $8,529 was recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the fourth quarter of 2005. These amounts were credited to contributed surplus.

7. RELATED PARTY TRANSACTIONS

During the first quarter of 2006, administrative fees of approximately $31,182 (Cdn$36,000) were recorded for a related company ($NIL in the first quarter of 2005).

8. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian GAAP, which conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”) during the periods presented, except with respect to the following:

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

Under U.S. GAAP, detachable share purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under Canadian GAAP, the detachable share purchase warrants issued in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, have been given no recognition in the financial statements. Under U.S. GAAP, based on an ascribed fair value of $0.364 for each of the 1,000,000 share warrants issued, share capital would be lower by $36,406 and, given that the share purchase warrants were cancelled, the carrying amount of contributed surplus would be increased by $36,406.

Under U.S. GAAP the effect on shareholders’ equity (deficit) would be adjusted as follows:

	March 31, 2006	December 31, 2005

Capital stock (as previously shown)	$16,044,736	$16,044,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock - U.S. GAAP	17,096,202	17,096,202
Contributed surplus (as previously shown)	2,985,693	2,907,290
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	3,022,099	2,943,696
Deficit (as previously shown)	(18,008,822)	(18,077,662)
Cumulative translation adjustment	(796,132)	(792,887)
Shareholders’ equity - U.S. GAAP	$1,313,347	$1,169,349

(b) Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive income (loss) for the three months ended March 31, 2006 and 2005 would be adjusted as follows:

	March 31,	March 31,
	2006	2005

Net income (loss) - U.S. GAAP	$68,840	($296,903)
Foreign currency translation adjustment	(3,245)	(5,928)

Comprehensive income (loss)	$65,595	($302,831)

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

ITEM 1: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER PART II, ITEM 1.A "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-Q.

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services. During the first quarter of 2006, 59% of the Company’s revenue was generated by the Staffing Solutions unit; 32% by the Medical Services unit; and 9% by the Healthcare Consulting unit. From a Gross Margin perspective, the gross margin generated from the three business units was 39%, 42% and 19%, respectively.

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

MEII’s Medical Services, which are delivered through wholly owned subsidiaries, include chronic pain management and intravenous infusion services for pharmaceutical companies in conveniently located community-based clinics and family medical clinics

The Company’s Healthcare Consulting Services provides custom solutions for governments and national and provincial bodies on a variety of matters including primary care renewal, project evaluation, and healthcare human resource planning.

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

Infusion Services

In March 2001, MEII entered into an agreement with Schering Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with disabling rheumatoid arthritis and Crohn's disease. The Company delivered more than 7,500 infusions in 2005 and almost 2,200 infusions during the first quarter of 2006.

MEII expects continued growth for this service, as infusion services move from institutional settings into community-based settings.

As of March 31, 2006, the Company operated 14 virtual clinics across Ontario. On an as-required basis, the Company rents space in community-based medical clinics. MEII’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs. The Remicade™ is supplied by a local pharmacy.

The Company continues to look for additional products to offer through its infusion clinics.

Pain Management Services

MEII’s chronic pain management service, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. A second location, in downtown Toronto, was opened in December 2004, two more locations were opened in 2005, in Hamilton and Mississauga and a fifth clinic was recently opened in Oakville, a suburb of Toronto, Ontario.

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

The clinic that CPM acquired in November 2004 increased monthly treatments from approximately 300 patients in November 2004 to more than 750 patients in March 2006. Further, CPM as a whole more than quadrupled its volumes by seeing more than 1,300 patients in the month of March 2006, compared to the 289 patient visits in November of 2004.

Plans are underway to further increase capacity in 2006 by training more doctors and by opening additional clinic locations.

Family Medical Clinics

In January 2005, the Company resumed operation of a family medical clinic in Wallaceburg, Ontario that it had sold in 2003, after the purchaser failed to achieve certain earnings targets. In November 2005, the Company resumed operation of a second clinic in Calgary Alberta, when the buyer defaulted on certain payment obligations. The Company is exploring ways to enhance the performance of the Family Medical Clinics by utilizing them for infusion and/or pain management services.

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

In 2005, the Company also completed projects for the Royal College of Physicians and Surgeons and the Canadian Nurses Association. Additionally, MEII also started five projects associated with the design and development of Family Health Teams (FHTs) across Ontario. The Company received five additional contracts in the first quarter of 2006.

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

GOVERNMENT HEALTHCARE SERVICES - DISCONTINUED OPERATIONS

In March 2001, the Company was awarded an administrative management services contract (the Contract), the largest of its kind, to provide medical staffing for military bases of the Canadian Department of National Defence (DND) across Canada. The Contract had an initial period of three years ending on March 31, 2004, but it was amended and extended until March 31, 2005.

In May 2004, Public Works and Government Services Canada (PWGSC) re-tendered the Contract. MEII responded to the tender proposal and its bid was one of three considered by PWGSC (the “New Contract”). In December 2004 MEII learned that it was not successful in its bid to win the New Contract with DND. Its contractual relationship with the Canadian government for DND medical staffing services ended on March 31, 2005.

In January 2005 the Company filed a Cdn$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  The Company believes that the successful bidder used confidential information obtained through the hiring of a former MEII employee to win the New Contract, and that the former MEII employee retained by the successful bidder breached his legal obligations by disclosing financial and other information confidential to MEII.

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

In filing the complaint, the Company sought to terminate the New Contract award to the winning bidder, to have MEII awarded the New Contract, or in the alternative, to have a new bid process conducted.  In the further alternative, the Company asked that it be compensated for lost profit on the contract and the costs associated with the filing of the complaint. On June 15, 2005 the CITT ruled that the Company’s complaint against PWGSC was valid, in part, and awarded the Company its reasonable costs. On July 15, 2005 the Company filed an application for judicial review into the CITT decision. In its decision the CITT held that PWGSC breached the applicable trade agreements in conducting its procurement. Despite this, the CITT declined to grant any remedy aside from the award of reasonable costs. On April 26, 2006, the Federal Court of Appeal (the Court) dismissed the Company’s application. The Court’s findings do not affect the Company’s action against the winning bidder and former employee.

During the first quarter of 2006, the Company had a profit from discontinued operations of $121,635, compared to $270,864 in the first quarter of 2005. The profit in the quarter arose when the Company entered in to a settlement agreement with PWGSC and DND regarding certain disputed amounts. Included in the profit amount was approximately $131,000 of expenses related to legal and consulting services incurred in protesting the loss of the contract and in trying to collect certain amounts owing for services rendered under the contract. The Company received approximately $385,000 from the settlement in the second quarter of 2006.

RESULTS OF OPERATIONS
REVENUE

The Company's revenue from continuing operations for the three months ended March 31, 2006 was $4,558,251 compared to $3,079,432 for the three months ended March 31, 2005.

The increase in revenue during the 2006 period over the comparable 2005 period of approximately 48% was attributable to an increase in all operating divisions. Divisional revenues were:

	Quarter Ended March 31,
Division	2006	2005
Staffing Solutions	$2,682,244	$1,987,634
Medical Services	1,441,488	784,080
Consulting	434,519	307,718
Total	$4,558,251	$3,079,432

Staffing revenues increased 35% in the first quarter of 2006 over 2005. This increase was primarily attributable to an increase in the number of staffing contracts. In late 2004 and early 2005, the Company undertook a review of its Staffing operations. To encourage growth, the Company reduced some of its rates. Reception to this initiative was strong and the result was that at the end of the first quarter of 2006 the Company managed 42 staffing contracts compared to 28 contracts a year earlier.

Revenue from the Medical Services division increased 84% to $1,441,488 from $784,080 in 2005. The increase was driven by three factors.
1.
In late 2004, the Company launched its Pain Management business. In the first quarter of 2006, the Pain Management business generated $627,272 in revenue compared to $231,279 in 2005 as the Company grew from one to four clinics. The Pain Management business, as discussed last year, is an opportunity for the Company to generate considerable growth. It is a field of healthcare that is vastly under serviced in Canada. The Company has recently opened its fifth clinic location and more sites are scheduled for 2006. It is anticipated that strong revenue growth will continue in the current fiscal year.

2.
The Infusion business increased about $122,000 to $561,122 from $438,725 in 2005. The 28% increase in the Infusion business was driven by a 31% increase in infusions from 1,655 in the first quarter of 2005 to 2,175 in the same quarter of 2006 offset by a 9% decrease in revenue per infusion. The decrease in ‘per infusion’ revenues was the result of a renegotiation of the supply arrangement with our major partner, which was effected in the latter part of 2005.

3.
During 2005, the Company re-assumed responsibility for two family medical clinics, one in January 2005 and the second in November 2005. These clinics generated $253,094 in revenue in the first quarter of 2006 compared to $114,076 in 2005. In the first quarter of 2005, the Company operated one clinic in Wallaceburg, Ontario. During the first quarter of 2006, the Company operated two family medical clinics, the Wallaceburg location and a second clinic in Calgary Alberta.

Revenue from Healthcare Consulting was $434,519 for the first quarter of the year compared to $307,718 for the quarter ended March 31, 2005, an increase of 41%. For the last two years the Company has increased its focus on its Consulting practice. Working with leading academics and industry experts, the Company has successfully bid on, and won, an increasing number of contracts. Our early successes in health human resource planning and primary care renewal have led to increased opportunities. Further, our experience with primary care led to our involvement, in 2005, with the Province of Ontario’s Family Health Team initiative. The Company has signed several contracts to assist community-based Family Health Teams to develop business plans for funding of their individual family health teams.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $1,294,937 (60%) for the first quarter of 2006, from $807,873 for the same period in 2005.

	Quarter Ended March 31,
Division	2006	2005
Staffing Solutions	$495,805	$358,628
Medical Services	547,253	262,945
Consulting	251,879	186,300
Total	$1,294,937	$807,873

The Gross Margin from the Staffing business increased to $495,805 from $358,628 in 2005. The increase of 38% was largely driven by the increase in the number of contracts under management and to a lesser extent by the increased strength of the Canadian dollar relative to the U.S. dollar. There was also an increase in the gross margin percentage, 18.7% in 2006 versus 17.5% in 2005, because the Company was better able to manage the direct costs associated with management of the contracts.

The Gross Margin from Medical Services increased 108%, or about $284,000 in the first quarter of 2006 compared to the same period in 2005. As discussed above concerning revenue, this is attributable to (a) the launch of the Pain management business ($136,000); (b) increased Infusion volumes ($67,000) and better margin per infusion ($29,000); and (c) the resumption of the family medical clinics ($52,000).

The Gross Margin from Consulting Services increased 35% for the first three months of 2006 from $186,300 in 2005 to $251,879 in 2006. The increase is Gross Margin is attributable to increased volume of activity in 2006.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses. Indirect expenses include corporate overheads, which are allocated to the divisions, based on gross margin earned by the division.

On an overall basis, operating expenses increased 12.4%, or $137,000, to $1,222,210 million for the first quarter of 2006 from $1,087,256 for the quarter ended March 31, 2005. The increase was attributable to increased costs associated with the Family Medical Clinics ($75,000), the Consulting business ($65,000) and the Pain business ($31,000). Net of these increases there was a reduction in operating costs of about $34,000. The reduction in costs were largely driven by a reduction in corporate overheads associated by staffing and other cost reductions ($30,000) implemented after the loss of the DND contract as the Company focused on growth in its existing business units.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Quarter Ended March 31,
Division	2006	2005
Staffing Solutions	$397,940	$443,251
Medical Services	600,798	462,832
Consulting	223,472	181,173
Total	$1,222,210	$1,087,256

AMORTIZATION AND INTEREST

Amortization decreased from $42,657 for the three months ended March 31, 2005 to $40,306 for the same period in 2006. During 2004 and 2005, the Company increased its capital spending on computer hardware and software and on office furniture and leaseholds. The equipment upgrades were part of a planned upgrade, which occurred after the May 2004 equity financing. The leasehold improvements arose after the Company moved its head office in June 2004. With capital expenditures diminishing in 2006, amortization for the period was reduced.

For the three months ended March 31, 2006, the Company incurred interest and financing charges of $6,813, compared to interest earned of $5,390 for the same period in 2005. When the Company completed its financing in 2004, it went from a net borrower to a net investor of cash. In the first quarter of 2005 interest earned exceeded interest and other bank charges.

OTHER EXPENSES

Stock compensation expenses were $78,403 for the three month period ended March 31, 2006 compared to $251,117 for the first quarter of 2005. Stock compensation expenses arise when options or warrants, issued to employees or others, vest. In 2005, 1,437,500 share purchase warrants, that were set to expire, were extended by one year. In 2006, the same warrants were extended by six months. The exercise price of the share purchase warrants was also reduced from $0.50 to $0.20 in December 2005.

INCOME TAXES

The Company has loss carry forwards of approximately $10 million to be applied against future corporate income taxes. This benefit has not been reflected in these statements.

DISCONTINUED OPERATIONS (GOVERNMENT HEALTHCARE SERVICES)

In March 2001, the Company was awarded an administrative management services contract (the Contract), the largest of its kind, to provide medical staffing for military bases of the Department of National Defence (DND) across Canada. The Contract had an initial period of three years ending on March 31, 2004, but it was amended and extended until March 31, 2005.

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

In filing the complaint, the Company sought to terminate the New Contract award to the winning bidder, to have MEII awarded the New Contract, or in the alternative, to have a new bid process conducted.  In the further alternative, the Company asked that it be compensated for lost profit on the contract and the costs associated with the filing of the complaint. On June 15, 2005 the CITT ruled that the Company’s complaint against PWGSC was valid, in part, and awarded the Company its reasonable costs. On July 15, 2005 the Company filed an application for judicial review into the CITT decision. In its decision the CITT held that PWGSC breached the applicable trade agreements in conducting its procurement. Despite this, the CITT declined to grant any remedy aside from the award of reasonable costs. On April 26, 2006, the Federal Court of Appeal (the Court) dismissed the Company’s application. The Court’s findings do not affect the Company’s action against the winning bidder and former employee.

During the first quarter of 2006, the Company had a profit from discontinued operations of $121,635, compared to $270,864 in the first quarter of 2005. The profit in the quarter arose when the Company reached agreement with PWGSC and DND regarding certain disputed amounts. Included in this amount was about $130,000 of expenses related to legal and consulting services incurred while (a) protesting the loss of the contract and (b) in trying to collect certain amounts owing from the existing Contract. The Company received approximately $385,000 from the settlement in the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2006, the Company's cash position was $483,239 compared to $660,947 at December 31, 2005.

The Company’s principal source of liquidity is its cash flow from operations. Historically we have incurred operating losses. Losses were stabilized and reversed in the latter half of 2005 and this continued through the first quarter of 2006. The Company’s working capital position (current assets minus current liabilities) improved by about $75,000 in the first quarter. Based on the result of recent business initiatives, management anticipates that this positive trend will continue for the foreseeable future.  The Company also settled a dispute with a former customer during the quarter. The Company received approximately $385,000 in settlement of the dispute in the second quarter of 2006.

The reduction in the cash position of ($177,708) in the first quarter of 2006 resulted from (a) an increase of cash from operations of $66,000; (b) and changes to non-cash working capital items of ($61,000); (c) a ($149,000) change from discontinued operations, comprised of a $121,000 profit from discontinued operations and a ($270,000) decrease in working capital from discontinued operations; and (c) ($31,000) used by the Company in investing activities with respect to the purchase of property, plant and equipment. The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s pain clinics.

The Company intends to expand its operations as fast as cash flow from operations, permits. As demand for the Company’s services remain strong, it is anticipated that cash flow from operations will satisfy our working capital and capital expenditure needs and other obligations, except for the payment of the $700,000 of Notes Payable plus accrued interest. The Notes Payable are due September 30, 2006 and are payable, along with interest at the rate of 7%, in cash or shares, or any combination thereof, at the Company’s option. It is anticipated that the Notes Payable and interest will be settled through the issuance of additional common shares.

There were no financing activities in 2006 or 2005. During 2004, financing activities generated $4.5 million of cash. Effective June 15, 2004, the Company issued 39,360,272 common shares as part of an equity financing (the “Financing”). As a condition of the Financing, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares and preferred share dividends, in the amount of $0.58 million, were forgiven. The preferred shares were redeemable in 2006, for common shares then valued at $4.5 million. In addition to issuing the common shares, MEII also issued, anti-dilution warrants (the “New Warrants”) to purchase common shares of MEII at prices of either $0.50 per common share or $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. The exercise of the New Warrants is intended to allow the new investors and former preferred shareholder to maintain their pro rata share of their equity position.

During the first quarter of 2005 the terms of the 1,437,500 common share purchase warrants issued in February 1998 were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2005. On February 10, 2006, the Company further extended the exercise period of the warrants from February 11, 2006 to August 11, 2006. MEII has also amended the terms of the warrants to provide that if the closing price of common shares of MEII is $.70 or greater for thirty consecutive trading days, MEII has the right to redeem the Warrants at $.01 per Warrant upon ten days prior notice. On December 15, 2005, the Company filed a post-effective amendment to its Registration Statement, reducing the exercise price from $0.50 to $0.20. As of the filing of this report, the amendment has not been declared effective by the SEC. Pursuant to this amendment, the conversion price of the New Warrants, was also reduced. The New Warrants are now convertible in a range of prices from $0.20 per common share to $1.00 per common share. The exercise of the New Warrants is directly tied to the exercise of existing options and warrants. If the underlying options and warrants are not exercised, the New Warrants may not be exercised.

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

ITEM 4: CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2006, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED-EMERG INTERNATIONAL INC.
(Registrant)

By: /s/ William Danis
William Danis
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)
Date: May 15, 2006