Form 10-Q
period 2006-06-30
MED-EMERG INTERNATIONAL INC
filed 2006-08-14
CIK 1030179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]	Non-Accelerated Filer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 14, 2006, the registrant had 58,277,696 common shares, no par value outstanding.

 MED-EMERG INTERNATIONAL INC.

TABLE OF CONTENTS

                                                                                     Page

PART I -  FINANCIAL INFORMATION:

Item 1.   Financial Statements

Consolidated Balance Sheets at June 30, 2006 (unaudited)

and December 31, 2005

1

Consolidated Statements of Operations and Deficit for the three and six months ended June 30, 2006 and 2005 (unaudited)

2

Consolidated Statements of Cash Flows for the three and

six months ended June 30, 2006 and 2005

3

Notes to Consolidated Financial Statements

4

Item 2.  Management's discussion and analysis of Financial Condition and

 Result of Operation

12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.  Controls and Procedures

25

PART II. OTHER INFORMATION

26

Item 1A.  Risk Factors

26

Item 6.  Exhibits

26

Signatures

27

- i -

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

- ii -

Med-Emerg International Inc.
Consolidated Balance Sheet
As at June 30, 2006 (Unaudited) and December 31, 2005 (Audited)
(in US$)

	June 30	December 31
	2006	2005

Assets

Current assets
Cash	$595,366	$660,947
Accounts receivable	2,607,492	2,104,758
Prepaid expenses and other	167,334	85,730
Future Income tax	655,932	-
Discontinued operations (note 4 )	555,572	1,035,960
	4,581,696	3,887,395

Long-term investment	83,195	83,195

Property, plant and equipment	418,877	409,920
Goodwill	237,596	237,596
	$5,321,364	$4,618,106

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$2,351,280	$2,149,519
Notes Payable	599,991	599,991
Discontinued operations (note 4 )	904,859	1,194,427
	3,856,130	3,943,937

Long-term liabilities
Long-term debt	508,268	592,692
	4,364,398	4,536,629

Contingent liabilities (note 9)

Shareholders' Equity
Capital stock (note 5)	16,044,736	16,044,736
Contributed surplus (note 6)	2,996,149	2,907,290
Deficit	(17,316,257)	(18,077,662)
Cumulative translation adjustment	(767,662)	(792,887)
	956,966	81,477
	$5,321,364	$4,618,106

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations and Deficit
For the three and six months ended June 30, 2006 and 2005 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

Revenue	$4,913,077	$3,010,613	$9,471,328	$6,090,045
Physician fees and other direct costs	3,439,169	2,249,720	6,702,483	4,521,279
	1,473,908	760,893	2,768,845	1,568,766
Expenses
Salaries and benefits	818,758	606,172	$1,555,681	$1,271,279
General and administration	271,172	203,778	543,682	431,746
Occupancy costs and supplies	147,048	108,600	312,354	228,897
Travel and marketing	75,416	69,520	122,887	143,404
	1,312,394	988,070	2,534,604	2,075,326

Income/(loss) before undernoted items	161,514	(227,177)	234,241	(506,560)

Interest income	-	(1,725)	-	(7,115)
Interest and financing expenses	7,743	-	14,556	-
Amortization of property, plant, and equipment	46,628	57,305	86,934	99,962
Stock compensation expense	10,456	18,241	88,859	269,358
	64,827	73,821	190,349	362,205
Income/(loss) from operations	96,687	(300,998)	43,892	(868,765)
Income tax recovery	648,230	-	648,230	-
Net Income/(loss) before discontinued operations	744,917	(300,998)	692,122	(868,765)

Discontinued operations
Income/(Loss) discontinued operations (note 4 )	(52,352)	(83,525)	69,283	187,339
Net Income/(loss) attributable to common shareholders	692,565	(384,523)	761,405	(681,426)

Deficit, beginning of the period	(18,008,822)	(17,518,008)	(18,077,662)	(17,221,105)

Deficit, end of the period	$(17,316,257)	$(17,902,531)	$(17,316,257)	$(17,902,531)

Net income (loss) per common share
Continuing operations	$0.01	$(0.01)	$0.01	$(0.01)
Discontinued operations	$(0.00)	$(0.00)	$0.00	$0.00
	$0.01	$(0.01)	$0.01	$(0.01)
Weighted average common shares outstanding	58,277,696	58,277,696	58,277,696	58,277,696

Net income (loss) per diluted common share
Continuing operations	$0.01	n/a	$0.01	n/a
Discontinued operations	$(0.00)	n/a	$0.00	n/a
	$0.01	n/a	$0.01	n/a
Weighted average common shares and share equivalents	69,628,946	n/a	69,628,946	n/a

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
For the three and six months ended June 30, 2006 and 2005 (Unaudited)
(in US$)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

Cash Flows from Operating Activities
Net income/(loss) before discontinued operations	$744,917	$(300,999)	$692,122	$(868,766)
Adjustments for:
Amortization of property, plant and equipment	46,628	57,305	86,934	99,962
Stock compensation expense	10,456	18,241	88,859	269,358
	802,001	(225,453)	867,915	(499,446)

Decrease in non-cash working capital components	(321,758)	(20,164)	(382,576)	(375,401)
Recovery of income taxes	(655,932)	-	(655,932)	-
Discontinued operations (note 4)	324,705	(545,195)	175,679	(733,219)
	149,016	(790,812)	5,086	(1,608,066)
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(65,359)	(81,850)	(95,892)	(101,015)
Discontinued operations (note 4)	-	487	-	794
	(65,359)	(81,363)	(95,892)	(100,221)

Effect of foreign currency exchange rate changes	28,470	(13,481)	25,225	(19,409)

Decrease in cash	112,127	(885,656)	(65,581)	(1,727,696)
Cash, beginning of the period	483,239	1,470,116	660,947	2,312,156
Cash, end of the period	$595,366	$584,460	$595,366	$584,460

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC

Notes to Unaudited Consolidated Financial Statements

Three and Six Months ended June 30, 2006 and 2005

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MEII” or the “Company”) provides quality healthcare management services to the Canadian healthcare industry.

The Company’s common shares, no par value (“Common Shares”) and common share purchase warrants are quoted on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations are divided into three units: staffing solutions (“Staffing Solutions”), medical services (“Medical Services”) and healthcare consulting (“Healthcare Consulting”).  From March 2001 through March 2005, the Company’s operations included a Government Healthcare Services unit. The operations of this unit were discontinued upon the expiration of the Company’s contract with the Canadian Department of National Defence (“DND”) on March 31, 2005. See Note 4 – Discontinued Operations.

The Company’s Staffing Solutions unit provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At June 30, 2006, the Company had 52 physician and nurse staffing contracts.

The Medical Services division is comprised of (a) infusion services, (b) pain management services, and (c) two family medical clinics.  The infusion business provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain.  Subsequently, four additional clinics were opened.  In January 2005, the Company resumed operation of a family medical clinic previously sold in 2003, after it failed to achieve certain earnings targets.  In November 2005, the Company resumed operation of a second clinic, when the buyer defaulted on certain payment obligations.  The Company is exploring opportunities to enhance clinic profitability by utilizing them for infusion and/or pain management services.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Use of estimates

The preparation of consolidated financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period.  Significant areas requiring the use of estimates relate to:  (i) the reported amounts of revenues and expenses, (ii) the disclosure of contingent liabilities, (iii) the carrying value of property, plant, and equipment and the rate of amortization related thereto, and (iv) accounting for income taxes. Actual results could differ from those estimates. When adjustments become necessary, those adjustments are reported in earnings in the period in which they become known.

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

Revenue is recognized on a current basis, as services are delivered, and when there is reasonable assurance of collection.

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

(g)

Future income taxes

The Company accounts for income taxes using the asset and liability method.  Future tax assets and liabilities are recognized for the future taxes attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax carrying values.  Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance against future tax assets is provided to the extent that these future tax assets are not more likely than not, going to be realized.

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

(k)

Earnings / loss per share attributable to common shareholders

Basic earnings (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders before discontinued operations over the weighted average number of common shares outstanding, including contingently issuable shares where the contingency has been resolved.

4. DISCONTINUED OPERATIONS

The Company’s contract with DND to provide personnel to Canadian armed forces across Canada expired on March 31, 2005. This was a significant contract generating separate identifiable cash flows, and hence it has been classified as a discontinued operation, and accounted for accordingly.

The summarized statements of income for the Discontinued Operations for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005

Revenue	$293,045	$11,094,253

Gross margin	293,045	749,261

Operating, general and administrative
Expenses	148,890	489,700
Amortization	-	6,832
Interest and financing	35,901	65,390
Income from discontinued operations	$108,254	$187,339
Income tax	$38,971	0
Net Income from discontinued operations	$69,283	$187,339

The summarized balance sheets for the Discontinued Operations as at June 30, 2006 and December 31, 2005

are as follows:

	June-06	Dec-05

Current assets
Cash	$10,572	$68,003
Accounts receivable	545,000	967,957
	555,572	1,035,960

Current liabilities
Accounts payable and accrued liabilities	$904,859	$1,194,427

Net assets (liabilities)	$(349,287)	$(158,467)

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

In December 2005, the Company reduced from $0.50 to $0.20 the exercise price of the common share purchase warrants upon which exercise of the New Warrants is conditional. Accordingly, the exercise price of 5,031,250 of the New Warrants was also reduced from $0.50 to $0.20. See also Note 10 (Subsequent Events)

6. CONTRIBUTED SURPLUS

During the second quarter of 2006, an amount of $10,456 was recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the second quarter of 2006.  These amounts were credited to contributed surplus.

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

7. RELATED PARTY TRANSACTIONS

During the first six months of 2006, administrative fees of approximately $31,872 (Cdn$36,000) were paid to a related company ($NIL in the first quarter of 2005).

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

Under U.S. GAAP the effect on shareholders’ equity would be adjusted as follows:

	June 2006	December 2005

Capital stock (as previously shown)	$16,044,736	$16,044,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital stock - U.S. GAAP	17,096,202	17,096,202
Contributed surplus (as previously shown)	2,996,149	2,907,290
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	3,032,555	2,943,696
Deficit (as previously shown)	(17,316,257)) (767,662)	(18,077,662) (792,887)
Cumulative translation adjustment
Shareholders’ equity - U.S. GAAP	$2,044,838	$ 1,169,349

(b) Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements.  Under U.S. GAAP, the comprehensive income (loss) for the three months ended March 31, 2006 and 2005 would be adjusted as follows:

	June	June
	2006	2005

Net income (loss) - U.S. GAAP	$761,405	($681,426)
Foreign currency translation adjustment	25,225	(19,409)

Comprehensive income (loss)	$786,630	($700,835)

9. CONTINGENT LIABILITIES

(i)

There is uncertainty with respect to the Company’s liability for Goods and Services tax pertaining to certain services that it provides.  The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these consolidated financial statements.

(ii)

There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a customer.  Based on the advice of counsel, the Company is of the view that it is unlikely that the Company will be found liable for these costs. The costs associated with this contingent liability range from $500,000 to $1.5 million.

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

10. SUBSEQUENT EVENTS

(i) On July 11, 2006, the Company settled outstanding litigation regarding the loss of the DND contract.  Pursuant to the settlement, Calian Technologies Ltd. (“Calian”) paid $CDN2.0 million ($1.8 million) to the Company and the parties exchanged full and final releases.  Proceeds of the settlement, net of expenses, will be treated as taxable income by the company. Accordingly, it is more likely than not that the company will have taxable income for the year. Concurrently, the Company and Calian executed definitive agreements for the private placement by the Company to Calian of 8,750,000 shares of the Company’s newly designated Series I Special Shares (the “Series I Shares”) for aggregate gross proceeds to the Company of CDN$3.5 million ($3.15 million).  At closing, the Company received CDN$1.75 million ($1.57 million). Under the terms of a subscription agreement dated July 11, 2006 between the Company and Calian, the remainder of the consideration consisting of CDN$ 1.75 million ($1.57 million) has been deposited into escrow and will be paid to the Company as follows: (i) the amount of CDN$0.875 million ($0.785 million) will be paid to the Company upon the filing by the Company of a registration statement covering the resale of the Common Shares underlying the Series I Shares and the (ii) remainder of the consideration will be paid at such time as such registration statement is declared effective by the Securities and Exchange Commission.  The Series I Shares have a term of five years. The Series I Shares are, at the option of the holder, convertible at any time into the Company’s Common Shares, at an initial conversion rate of one Common Share for each Series I Share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger. Commencing on the second anniversary of issuance, the Company is entitled to require the conversion of outstanding Series I Shares at the applicable conversion rate, provided that the following conditions are satisfied: (i) the volume weighted average trading price (VWAP) of the Company’s Common Share on the principal exchange or market (including the OTC Bulletin Board) on which the Common Shares are traded or quoted is greater than or equal to $0.46 (as may be adjusted in respect of any stock split) during any 60 consecutive calendar day period, (ii) the total volume of Common Shares traded over such period exceeds 600,000 shares (as adjusted to reflect any stock splits), and (iii) the Company delivers written notice of such conversion to the holders of the Series I Shares within 10 days of the satisfaction of the above conditions. The Company's right to require such conversion is further subject to there being an effective registration statement at the time covering the resale of the Common Shares underlying the Series I Shares.

(ii) On August 10, 2006, the Company extended the exercise period of the redeemable Common Share purchase warrants, which are quoted on the Over-the-Counter Bulletin Board under the symbol “MDERW.BB” to September 10, 2006. These warrants have a per share exercise price of $0.20

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER PART II, ITEM 1.A "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services.  During the first half of 2006, 60% of the Company’s revenue was generated by the Staffing Solutions unit; 33% by the Medical Services unit; and 7% by the Healthcare Consulting unit.  From a Gross Margin perspective, the gross margin generated from the three business units was 38%, 47% and 15%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system.  Some of these challenges, including the growing shortage of ER doctors, longer waiting times by patients, and the growing cost of public medicine, play directly into the Company’s strengths.

The Company’s Staffing Solutions provide physician-staffing services to more than 50 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

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

Growth of the Company’s Medical Services business is dependent on several factors.  The Infusion business is reliant upon the Company’s ability to introduce new drug therapies through its infusion clinics and by expanding the number of clinic locations. Failure to succeed with either of these initiatives will limit the Company’s ability to drive its revenue growth.  For Pain Management Services, growth is dependent on the Company’s ability to recruit additional doctors to provide pain therapies.

The growth of Healthcare Consulting Services is dependent on market developments in Canadian healthcare.  At this time, management believes that there exist growth opportunities because of on-going demand for health human resource planning, primary healthcare reform initiatives and pandemic planning.

STAFFING SOLUTIONS

MEII is the leading provider of ER doctors to Ontario hospitals. The Company provides physician-staffing services to more than 50 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities. The Company believes that on-going physician shortages and continuing demand for improved levels of care will continue to drive its Staffing Solutions business.

In addition to its conventional ER staffing, MEII has developed a unique integrated staffing solution, which was used extensively, to recruit primary care physicians.  Based on patient population, the nature of the cases being treated, and the total cost of the current system, MEII introduced a healthcare model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its ninth year of operation, has received high satisfaction ratings from both staff and patients, resulting in the Whitby Mental Health Centre receiving the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health in Toronto, Canada, awarded MEII a similar contract for primary care services. In 2004, the company introduced Primary Health Care Nurse Practitioners to its mix of healthcare providers in community-based hospitals.

MEDICAL SERVICES

MEII provides innovative medical services directly to healthcare consumers.

Infusion Services

In March 2001, MEII entered into an agreement with Schering Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with disabling rheumatoid arthritis and Crohn's disease, among other diseases. The Company delivered more than 7,500 infusions in 2005 and more than 4,700 infusions during the first half of 2006.

MEII expects continued growth for this service, as infusion services move from institutional settings into community-based settings.

As of June 30, 2006, the Company operated 16 virtual clinics across Ontario.  On an as-required basis, the Company rents space in community-based medical clinics.  MEII’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs.  The Remicade™ is supplied by a local pharmacy.

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

In August of 2005, Dr. Roman Jovey, the President of the Canadian Pain Society, joined CPM as its Medical Director.  Over the last 16 years, Dr. Jovey has developed an international reputation in the field of chronic, non-cancer pain, using pharmacotherapy.  In addition to maintaining a private practice, Dr. Jovey also consults with the pharmaceutical industry and educational institutions on medical educational programs related to pain.  He is also a medico-legal expert for the Canadian Medical Protective Association on cases related to opioids, pain and addiction.  In his capacity as Medical Director, Dr. Jovey oversees the clinical aspects of CPM and assists in the training of new physicians.

The Company intends to increase the number of physicians available to treat those suffering from chronic pain and thereby improve service availability to a healthcare sector that is plagued by long wait times.  The Company has developed and launched a training program specifically designed to educate emergency room physicians in chronic pain management.

The clinic that CPM acquired in November 2004 increased monthly treatments from approximately 300 patients in November 2004 to more than 750 patients in June 2006.  Further, CPM as a whole more than quadrupled its volumes by seeing more than 1,450 patients in the month of June 2006, compared to the 289 patient visits in November of 2004.

Plans are underway to further increase capacity in 2006 by training more physicians and by opening additional clinic locations.

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

HEALTHCARE CONSULTING

Over the years, the Company has developed significant experience in international and domestic healthcare consulting.  Currently the Company is providing consulting services under several contracts, advising on a range of issues related to primary care staffing, health human resource planning, and integrated service delivery models.

In 2005, the Company developed an innovative health human resource planning tool for the four Atlantic Provinces (New Brunswick, Nova Scotia, Prince Edward Island and Newfoundland and Labrador). The tool focused on a needs-based model as opposed to the traditional supply-based design. This project received wide recognition in the marketplace and the Company expects that new business opportunities will arise as a consequence.

The Company was recently awarded a contract by a national association to provide consulting services in connection with planning for an influenza pandemic.  The Company believes that this contract, like the one with the Atlantic Provinces, has the potential to generate additional consulting opportunities.

In 2005, the Company also completed projects for the Royal College of Physicians and Surgeons and the Canadian Nurses Association.  Additionally, MEII also started five projects associated with the design and development of Family Health Teams (FHTs) across Ontario.  The Company completed three more FHT contracts in the first half of 2006 and is working on four more like contracts, at this time.

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

DISCONTINUED OPERATIONS- GOVERNMENT HEALTHCARE SERVICES

In March 2001, the Company was awarded an administrative management services contract (the “DND Contract”), the largest of its kind, to provide medical staffing for military bases of the Department of National Defence (DND) across Canada. The DND Contract had an initial period of three years ending on March 31, 2004, but it was amended and extended until March 31, 2005. In December 2004 MEII learned that it was not successful in its bid to win a replacement contract with DND and its contractual relationship for DND medical staffing services ended on March 31, 2005.

In January 2005 the Company filed a Cdn$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  This action was settled on July 11, 2006.  (See - Post Quarter Events below).

On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (CITT) wherein the Company questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract was conducted. On April 26, 2006, the Federal Court of Appeal dismissed the Company’s application.

POST QUARTER EVENTS

On July 11, 2006, the Company and Calian Technologies Ltd. (Calian) entered into an agreement settling the litigation between them that was initiated by the Company before the Ontario Superior Court of Justice pursuant to which Calian paid to the Company CDN $2 million (equal to approximately $1.8million at the time of payment) and the parties exchanged full and final releases.

In connection with the settlement of the outstanding litigation, on July 11, 2006, the Company and Calian executed agreements for the private placement by the Company to Calian of 8,750,000 shares of the Company’s newly designated Series I Special Shares (the “Series I Shares”) for aggregate gross proceeds to the Company of approximately CDN $3.5 million (equal to approximately $3.1million at the time of agreement). At the closing of the purchase of the Series I Shares, the Company received CDN $1.75 million (equal to approximately $1.57 million at the time of payment). The remainder of the purchase price of CDN $1.75 million (equal to approximately $1.57 million) has been deposited into escrow and will be paid to the Company as follows: (i) the amount of CDN $0.875 million (equal to approximately $0.785 million) will be paid to the Company upon the filing by the Company of a registration Statement covering the resale of the Common Stock underlying the Series I Shares (the “Registration Statement”) and the (ii) remainder of the consideration will be paid at such time as the Registration Statement has been declared effective.

The rights and privileges that are attached to the Series I Shares are specified in an amendment to the Company’s Articles (the “Series I Shares Amendment”).  The Series I Shares, which were issued on July 11, 2006, have a term of five years, subject to earlier conversion or redemption under certain conditions. By their terms, the Series I Shares are, at the option of the holder thereof, convertible at any time into the Company’s Common Shares at an initial conversion rate of one Common Share for each Series I Share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger. Commencing July 12, 2008, the Company is entitled to require the conversion of outstanding Series I Shares at the applicable conversion rate, at any time and from time to time, provided that the following conditions are satisfied: (i) the volume weighted average trading price (VWAP) of the Company’s common shares on the principal exchange or market (including the OTC Bulletin Board) on which the common shares are traded or quoted is greater than or equal to $0.46 (as may be appropriately adjusted in respect of any stock split) during any 60 consecutive calendar day period, (ii) the total volume of common shares traded over such period exceeds 600,000 shares (as adjusted to reflect any stock splits), and (iii) the Company delivers written notice of such conversion to the holders of the Series I Shares within 10 days of the satisfaction of the above conditions. The Company's right to require such conversion is further subject to there being an effective registration statement at the time covering the resale of the Common Stock underlying the Series I Shares and certain other conditions being satisfied. In addition, dividends on the Series I Shares are payable if and when declared by the Company’s board of directors. Upon the liquidation, dissolution or winding up of the Company, the holders of the Series I Shares are entitled to be paid out of Company assets legally available therefore in preference to the holder of common stock or the holders of any class of securities junior to the Series I Shares an amount  in cash equal to $0.40 (as may be appropriately adjusted in respect of any stock split) for each Series I Share, together with all declared and unpaid dividends on the Series I Shares.

Additionally, on August 10, 2006, the Company further extended the exercise period of the redeemable Common Share purchase warrants, which are quoted on the Over-the-Counter Bulletin Board under the symbol “MDERW.BB” to September 10, 2006. These warrants have a per share exercise price of $0.20.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to three months ended June 30, 2005

REVENUE

The Company's revenue from continuing operations for the three months ended June 30, 2006 was $4,913,077 compared to $3,010,613 for the three months ended June 30, 2005.

The increase in revenue during the 2006 period over the corresponding period in 2005 of approximately 63% was attributable to an increase in all operating divisions.  Divisional revenues were:

	Quarter Ended June 30,
Division	2006	2005
Staffing Solutions	$3,004,838	$1,960,684
Medical Services	1,690,890	881,387
Healthcare Consulting Services	217,349	168,542
Total	$4,913,077	$3,010,613

Staffing revenues increased 53% during the three months ended June 30, 2006 over the corresponding period in 2005.  This increase in the 2006 period relative to the 2005 period was primarily attributable to increased revenue per contract and the signing of two large contracts in the latter part of 2005, which collectively accounted for about 25% of the Staffing revenues in the second quarter of 2006.

s

Revenue from the Medical Services division increased 92% to $1,690,890 from $881,387 in 2005.  The increase was driven primarily by three factors.

1.

In late 2004, the Company launched its Pain Management business.  In the second quarter of 2006, the Pain Management business generated $819,768 in revenue compared to $353,455 in 2005 as the Company grew from one to five clinics.  The Company believes that the Pain Management business is an opportunity for the Company to generate considerable growth.  It is a field of healthcare that is vastly under serviced in Canada.  The Company has recently opened its fifth clinic location and more sites are scheduled for 2006.  The Company believes that strong revenue growth will continue in the current fiscal year, though no assurance can be given that such growth will in fact be achieved.

2.

The Infusion business increased to $693,602 from $397,694 in 2005.  The 74% increase in the Infusion business was driven by a 42% increase in infusions from 1,786 in the second quarter of 2005 to 2,544 in the same quarter of 2006 and higher average revenue per infusion.

3.

During 2005, the Company re-assumed responsibility for two family medical clinics, one in January 2005 and the second in November 2005.  These clinics generated $177,520 in revenue in the second quarter of 2006 compared to $130,239 in 2005.  In the second quarter of 2005, the Company operated one clinic in Wallaceburg, Ontario.  During the second quarter of 2006, the Company operated two family medical clinics, the Wallaceburg location and a second clinic in Calgary Alberta.

Revenue from Healthcare Consulting Services was $217,349 for the second quarter of the year compared to $168,542 for the quarter ended June 30, 2005, an increase of 29%.  For the last two years the Company has increased its focus on its Healthcare Consulting Services practice.  Working with leading academics and industry experts, the Company has successfully bid on, and won, an increasing number of contracts.  Our early successes in health human resource planning and primary care renewal have led to increased opportunities.  Further, our experience with primary care led to our involvement, in 2005, with the Province of Ontario’s Family Health Team initiative.  The Company has signed several contracts to assist community-based Family Health Teams to develop business plans for funding of their individual family health teams.

GROSS MARGIN

Gross margin (revenue less physician and other direct costs) increased to $1,473,908 (94%) for the second quarter of 2006, from $760,893 for the same period in 2005.

	Quarter Ended June 30,
Division	2006	2005
Staffing Solutions	$560,317	$370,424
Medical Services	763,341	309,147
Healthcare Consulting Services	150,250	81,322
Total	$1,473,908	$760,893

The gross margin from the Staffing Solutions business increased to $560,317 from $370,424 in 2005.  The increase of 51% was largely driven by the increase in the number of contracts under management and to a lesser extent by the increased strength of the Canadian dollar relative to the U.S. dollar.  There was a decrease in the gross margin percentage, 18.6% in 2006 versus 18.9% in 2005, because the Company took on certain fixed fee contracts in 2005 which resulted in a lower gross margin per contract.

The gross margin from Medical Services business increased 147%, or about $454,000 in the second quarter of 2006 compared to the same period in 2005.  As discussed above concerning revenue, this is attributable to (a) the launch of the Pain management business ($214,000); (b) increased Infusion volumes ($77,000) and better margin per infusion ($115,000); and (c) the resumption of the family medical clinics ($48,000).

The gross margin from Healthcare Consulting Services increased 85% for the second three months of 2006 from $81,322 in 2005 to $150,250 in 2006.  The increase is gross margin is attributable to increased volume of activity in 2006.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Indirect expenses include corporate overheads, which are allocated to the divisions, based on gross margin earned by the division.

On an overall basis, operating expenses increased 33% to $1,312,394 for the second quarter of 2006 from $988,070 for the quarter ended June 30, 2005.  The increase was largely attributable to increased costs associated with the Medical Services where costs increased $285,000, driven by increased business volumes and the Consulting business ($57,000), again, in line with increased business volumes.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Quarter Ended June 30,
Division	2006	2005
Staffing Solutions	$411,516	$428,974
Medical Services	718,347	433,732
Healthcare Consulting Services	182,531	125,364
Total	$1,312,394	$988,070

AMORTIZATION AND INTEREST

Amortization decreased from $57,305 for the three months ended June 30, 2005 to $46,628 for the same period in 2006.  During 2004 and 2005, the Company increased its capital spending on computer hardware and software and on office furniture and leaseholds.  The equipment upgrades were part of a planned upgrade, which occurred after the May 2004 equity financing.  The leasehold improvements arose after the Company moved its head office in June 2004.  With capital expenditures diminishing in 2006, amortization for the period was reduced.

For the three months ended June 30, 2006, the Company incurred interest and financing charges of $7,743, compared to interest earned of $1,725 for the same period in 2005.  When the Company completed its financing in 2004, it went from a net borrower to a net investor of cash.  In the second quarter of 2005 interest earned exceeded interest and other bank charges.

OTHER EXPENSES

Stock compensation expenses were $10,456 for the three month period ended June 30, 2006 compared to $18,241 for the second quarter of 2005.  Stock compensation expenses arise when options or warrants, issued to employees or others, vest.  In 2005 the costs associated with the vesting of certain management options were expensed in the period.

INCOME TAXES

The Company has loss carry forwards of approximately $10 million to be applied against future corporate income taxes.  Management assesses on a quarterly basis the likelihood of recovering these tax losses.  With the improvement in operating results and the benefit of the settlement with Calian, management determined that it was more likely than not that the benefit of the unrecognized income tax losses should be recorded.  Accordingly, the Company recorded a $648,230 income tax recovery net of a tax provision of $15,800 and a corresponding future tax asset, which represents the benefits of losses expected to be utilized to offset future taxable income.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

REVENUE

The Company's revenue from continuing operations for the six months ended June 30, 2006 was $9,471,328 compared to $6,090,045 for the six months ended June 30, 2005.

The increase in revenue during the 2006 period over the comparable 2005 period of approximately 56% was attributable to an increase in all operating divisions.  Divisional revenues were:

	Six Months Ended June 30,
Division	2006	2005
Staffing Solutions	$5,687,083	$3,948,318
Medical Services	3,132,378	1,665,467
Healthcare Consulting Services	651,867	476,260
Total	$9,471,328	$6,090,045

Revenues from the Staffing Solutions business increased 44% for the six months ended June 30, 2006 over 2005.  This increase was primarily attributable to the addition of two significant contracts which were signed in the second half of 2005.  Additionally, the Company generated increased revenue per contract compared to 2005.

Revenue from the Medical Services business in the first six months of 2006 increased 88% to $3,132,378 from $1,665,467 in 2005.  The increase was driven by three factors.

1.

In late 2004, the Company launched its Pain Management business.  For the first six months of 2006 the Pain Management business generated $1,447,040 in revenue compared to $584,733 in 2005 as the Company grew from two to five clinics.  The Company believes that the Pain Management business is an opportunity for the Company to generate considerable growth.  It is a field of healthcare that is vastly under serviced in Canada.  The Company has recently opened its fifth clinic location and more sites are scheduled for 2006.  It is anticipated that strong revenue growth will continue in the current fiscal year, though no assurance can be given that such growth will in fact be achieved.

2.

The Infusion business increased to $1,254,723 from $836,419 in 2005.  The 50% increase in the Infusion business was driven by a 37% increase in infusions from 3,441 in the first six months of 2005 to 4,719 in the same period of 2006 enhanced by a 9% increase in revenue per infusion.

3.

During 2005, the Company re-assumed responsibility for two family medical clinics, one in January 2005 and the second in November 2005.  These clinics generated $430,614 in revenue in the first six months of 2006 compared to $244,315 in 2005.  In the first half of 2005, the Company operated one clinic in Wallaceburg, Ontario.  During the first six months of 2006, the Company operated two family medical clinics, the Wallaceburg location and a second clinic in Calgary Alberta.

Revenue from Healthcare Consulting Services was $651,867 for the first six months of the year compared to $476,260 for the six months ended June 30, 2005, an increase of 37%.  For the last two years the Company has increased its focus on its Healthcare Consulting Services practice.  Working with leading academics and industry experts, the Company has successfully bid on, and won, an increasing number of contracts.  Our early successes in health human resource planning and primary care renewal have led to increased opportunities.  Further, our experience with primary care led to our involvement, in 2005, with the Province of Ontario’s Family Health Team initiative.  The Company has signed several contracts to assist community-based Family Health Teams to develop business plans for funding of their individual family health teams.

GROSS MARGIN

Gross margin (revenue less physician and other direct costs) increased to $2,768,845 (76%) for six month period ended June 30, 2006, from $1,568,766 for the same period in 2005.

	Six Months Ended June 30,
Division	2006	2005
Staffing Solutions	$1,056,122	$729,052
Medical Services	1,310,594	572,092
Healthcare Consulting Services	402,129	267,622
Total	$2,768,845	$1,568,766

The gross margin from the Staffing Solutions business increased to $1,056,122 from $729,052 in 2005.  The increase of 45% was in line with the increase in revenue.

The gross margin from Medical Services business increased 129%, or about $740,000 for the first half of 2006 compared to the same period in 2005.  As discussed above concerning revenue, this is attributable to (a) the launch of the Pain management business ($350,000); (b) increased Infusion volumes ($137,000) and better margin per infusion ($151,000); and (c) the resumption of the family medical clinics ($100,000).

The gross margin from Healthcare Consulting Services increased 50% for the first six months of 2006 from $267,622 in 2005 to $402,129 in 2006.  The increase is gross margin is attributable to increased volume of activity in 2006.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Indirect expenses include corporate overheads, which are allocated to the divisions, based on the gross margin earned by the division.

On an overall basis, operating expenses increased 22% ($459,278) to $2,534,604 for the first half of 2006 from $2,075,326 for the same period in 2005.  The increase in expenses is related to the increase volumes in each of the business units.  Specifically, the increases are largely attributable to increased costs associated with the Medical Services ($407,000) and Healthcare Consulting ($110,000)

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Six Months Ended June 30,
Division	2006	2005
Staffing Solutions	$810,259	$867,806
Medical Services	1,311,668	904,216
Healthcare Consulting Services	412,677	303,304
Total	$2,534,604	$2,075,326

AMORTIZATION AND INTEREST

Amortization decreased from $99,962 for the six months ended June 30, 2005 to $86,934 for the same period in 2006.  During 2004 and 2005, the Company increased its capital spending on computer hardware and software and on office furniture and leaseholds.  The equipment upgrades were part of a planned upgrade, which occurred after the May 2004 equity financing.  The leasehold improvements arose after the Company moved its head office in June 2004.  With capital expenditures diminishing in 2006, amortization for the period was reduced.

For the six months ended June 30, 2006, the Company incurred interest and financing charges of $14,556, compared to interest earned of $7,115 for the same period in 2005.  When the Company completed its financing in 2004, it went from a net borrower to a net investor of cash.  In the second quarter of 2005 interest earned exceeded interest and other bank charges.

OTHER EXPENSES

Stock compensation expenses were $88,859 for the six month period ended June 30, 2006 compared to $269,358 for the same period in 2005.  Stock compensation expenses arise when options or warrants, issued to employees or others, vest.  In 2005, 1,437,500 share purchase warrants, that were set to expire, were extended by one year. In 2006, the same warrants were extended by six months.  The exercise price of the share purchase warrants was also reduced from $0.50 to $0.20 in December 2005.

INCOME TAXES

The Company has loss carry forwards of approximately $10 million to be applied against future corporate income taxes.  Management assesses on a quarterly basis the likelihood of recovering these tax losses.  With the improvement in operating results and the benefit of the settlement with Calian, management determined that it was more likely than not that the benefit of the unrecognized income tax losses should be recorded.  Accordingly, the Company recorded a $648,230 income tax recovery net of a provision for income taxes of $15,800 and a corresponding future tax asset, which represents the benefits of losses expected to be utilized to offset future taxable income.

DISCONTINUED OPERATIONS - GOVERNMENT HEALTHCARE SERVICES

During the six months ended June 30, 2006, the Company had a profit from discontinued operations of $69,283 net of tax of $38,971, compared to $187,339 for the same period in 2005.  The profit in the period arose when the Company reached agreement with PWGSC and DND regarding certain disputed amounts.  Included in this amount was about $130,000 of expenses related to legal and consulting services incurred while (a) protesting the loss of the contract and (b) in trying to collect certain amounts owing from the existing Contract.  The Company received approximately $385,000 from the settlement in the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2006, the Company's cash position was $595,366 compared to $660,947 at December 31, 2005.

The Company’s principal source of liquidity is its cash flow from operations.  Historically the Company has incurred operating losses. Losses were stabilized and reversed in the latter half of 2005 and this continued through the first six months of 2006.  The Company’s working capital position (current assets minus current liabilities) improved by about $782,108 during the first half of 2006.  This was largely caused by the Company recording a future tax asset of $655,932.  Based on the result of recent business initiatives, management believes that this positive trend will continue for the foreseeable future although there can be no assurance that this will be the case.

The reduction in the cash position of ($65,581) in the first half of 2006 resulted from (a) an increase of cash from operations of $867,915; (b) changes to working capital items of ($1,038,508); (c) an increase of $175,679 from discontinued operations, comprised of a $69,283 profit from discontinued operations and a $106,396 increase in working capital from discontinued operations; (d) ($95,892) used by the Company in investing activities with respect to the purchase of property, plant and equipment; and (e) a foreign currency exchange gain of $25,225. The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s pain clinics.

The Company intends to expand its operations rapidly, as cash flow from operations permit.  As demand for the Company’s services remain strong, management believes that cash flow from operations will satisfy its working capital and capital expenditure needs and other obligations as they arise, though no assurance can be provided that cash flow will in fact be sufficient to cover the Company’s needs as they arise.  Notes Payable plus accrued interest of approximately $700,000 are due in November 2006.  The principal, along with interest at the rate of 7%, are payable in cash or shares, or any combination thereof, at the Company’s option.

The Company’s cash position improved significantly as a result of certain post-quarter events. On July 11, 2006, the Company settled its outstanding litigation regarding the loss of the DND Contract.  Pursuant to the settlement, Calian paid $CDN2.0 million (approximately $1.8 million at the time of payment) to the Company and the parties exchanged full and final releases.  Concurrently, the Company and Calian executed definitive agreements for the private placement by the Company to Calian of 8,750,000 shares of the Company’s newly designated Series I Shares for aggregate gross proceeds to the Company of CDN$3.5 million (approximately $3.15 million at the time of agreement).  At the closing, the Company received CDN$1.75 million (approximately $1.57 million at the time of payment). The remainder of the consideration consisting of CDN$ 1.75 million ($1.57 million) has been deposited into escrow and will be paid to the Company as follows: (i) the amount of CDN$0.875 million ($0.785 million) will be paid to the Company upon the filing by the Company of a registration statement covering the resale and the (ii) remainder of the consideration will be paid at such time as the registration statement is declared effective.

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

During the first quarter of 2005 the terms of the 1,437,500 common share purchase warrants issued in February 1998 were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006.  On February 10, 2006, the Company further extended the exercise period of the warrants to August 11, 2006. On August 10, 2006, the Company further extended the exercise period to September 10, 2006. The Company has also amended the terms of the warrants to (i) provide that if the closing price of common shares of MEII is $.70 or greater for thirty consecutive trading days, MEII has the right to redeem the Warrants at $.01 per Warrant upon ten days prior notice and (ii) to reduce the per share exercise price thereof to $0.20.

OFF BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period.  Significant areas requiring the use of estimates relate to:  1) the reported amounts of revenues and expenses, 2) the assessment of collection risk associated with accounts receivable, 3) the disclosure of contingent liabilities, and 4) accounting for income taxes.  We evaluate our estimates on an on-going basis. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2005, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could vary from those estimates under different assumptions or conditions.  We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

▪

We maintain an allowance for doubtful accounts for estimated losses resulting from fraudulent claims made by patients, the inability of our corporate customers to make required payments, or as a result of a dispute in the invoiced amount.  Fraudulent claims arise when patients seek medical care and provide an invalid health card for payment.  The introduction of electronic medical records services, which pre-screen patients prior to services being rendered, is rapidly diminishing our exposure to fraudulent claims by patients.  We determine the adequacy of our bad debt allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic and business conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2005, our allowance for doubtful accounts was $18,000 (2004 - $16,000).

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

▪

The Company is required to estimate the amount of tax payable for the current year and the future income tax assets and liabilities recorded in the financial statements accounts for future tax consequences of events that have been reflected in its financial statements.  Significant management judgment is required to assess the timing and probability of the ultimate tax impact.  The Company records valuation allowances on future tax assets to reflect the expected realizable future tax benefits.  Actual income taxes could vary from these estimates due to future changes n income tax law, changes in the jurisdictions in which the Company operates, the inability to generate sufficient future taxable income or unpredicted results from potential examinations or determinations of each year’s liability by the taxing authorities.

Valuation allowances primarily relate to potential future tax assets arising from accounting amortization claimed in excess of tax depreciation and tax losses carried forward.  Management must assess both positive and negative evidence when determining whether it is more likely than not that future tax assets will be recoverable in future periods.  Based on this assessment, a valuation allowance must be established where management has determined, based on current facts and reasonable assumptions, that such future tax assets will not likely be realized by the Company.  Realization is based on the Company’s ability to generate sufficient future taxable income.  With improved operating results and the benefit of the lawsuit settlement with Calian, the Company recognized a future tax asset related to tax losses carried forward.  A change in material assumptions occurred as related to the Calian settlement and the Company reported an income tax recovery of $895,897 which represents the benefit of the tax losses which the Company expects to utilize in fiscal 2006.  The Company intends to maintain a valuation allowance for the balance of the future tax assets until sufficient positive evidence exists to support its reversal.  Changes in material assumptions can occur from period to period due to the aging of prior year’s losses, the cumulative effect of current period taxable income and other sources of positive and negative evidence.  If these changes in material assumptions were to provide sufficient positive evidence, The Company could record the net benefit of $10 million, or a portion thereof, as a recovery of income taxes in the period when realization becomes more likely than not and a corresponding increase in net future income tax assets.

Recently Issued Accounting Pronouncements

In February 2006, the United States Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standard (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’).  SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives.  SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’).  In addition, it amends SFAS No. 140 ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘SFAS 140’’), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on the Company’s results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156 ‘‘Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140’’ (‘‘SFAS 156’’).  SFAS 156 simplifies the accounting for loan servicing rights and the financial instruments used to hedge risks associated with those rights. SFAS 156 requires that servicing rights be valued initially at fair value, and subsequently accounted for at either fair value, or amortized over the economic life of the related lease.  SFAS 156 is effective for fiscal years beginning after September 15, 2006. We will adopt the provisions of SFAS 156 on January 1, 2007.  The implementation of SFAS 156 is not expected to have a material impact on our results of operations and financial condition.

In July 2006, FASB issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48,  Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.  Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for us on January 1, 2007.   The implementation of FIN 48 and FAS 13-2 are not expected to have a material impact on our results of operations and financial condition.

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

During the quarter ended June 30, 2006, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II:  OTHER INFORMATION

ITEM 1A.  RISK FACTORS The Risk Factors included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

The agreements with Calian pursuant to which it purchased 8,750,000 of our newly designated Series I Shares grant to Calian rights that could enable Calian to control or influence our actions in a manner that conflicts with the Company’s interests and the interests of other stockholders.

Calian currently holds 8,750,000 shares of our Series I Shares which are currently convertible into an equal number of common shares. Under the agreements with Calian so long as Calian continues to hold 4,375,000 Series I Shares certain specified business actions cannot be taken with out its reasonable consent. In addition, so long as Calian continues to hold 6,562,500 Series I Shares it is entitled to appoint one member to the Company’s Board of Directors or, in lieu thereof, an observer. While the Company’s Board of Directors is entitled to exclude Calian’s board designee or observer from participating in board meetings under specified conditions, with regard to Calian’s status as a competitor of the Company, Calian’s ability to designate a board member or appoint an observer, together with its rights to veto certain Company actions may accord it considerable influence over matters affecting the Company. In addition as a major stockholder, Calian currently is able to exercise influence over matters requiring the approval of our stockholders, including the election of directors and the sale of our Company. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of our Company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. Any of these facts could decrease the market price of our Common Shares.

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

MED-EMERG INTERNATIONAL INC.

(Registrant)

Authorized Officer:

By: /s/ Dr. Ramesh Zacharias

Ramesh Zacharias

Chief Executive Officer

Date:

August 14, 2006

Principal Financial and Accounting Officer:

By: /s/ William Danis

William Danis

Chief Financial Officer

Date:

August 14, 2006

Exhibit 31.1

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

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)  disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:

August 14, 2006

/s/ Dr. Ramesh Zacharias

Dr. Ramesh Zacharias

Chief Executive Officer

Exhibit 31.2

Certifications

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

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)  disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:

August 14, 2006

/s/ William Danis

William Danis

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Med-Emerg International Inc. (the "Company") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Ramesh Zacharias Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:

August 14, 2006

By:        /s/  Ramesh Zacharias

Name: Dr. Ramesh Zacharias

Title: Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Med-Emerg International Inc. (the "Company") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Danis Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:

August 14, 2006

By:       /s/ William Danis

Name: William Danis

Title: Chief Financial Officer