Form 10-Q
period 2006-09-30
MED-EMERG INTERNATIONAL INC
filed 2006-11-14
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 1-13861

MED-EMERG INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

PROVINCE OF ONTARIO, CANADA	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employment Identification No.)

6711 Mississauga Road, Suite 404
Mississauga, Ontario, Canada	L5N 2W3
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 14, 2006, the registrant had 58,277,696 common shares, no par value outstanding.

MED-EMERG INTERNATIONAL INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks described in this document and in other reports filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Med- Emerg International Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

Med-Emerg International Inc.
Consolidated Balance Sheet
As at September 30, 2006 and December 31, 2005
(in US$)

	September	December
	2006	2005
	(unaudited)
Assets

Current assets
Cash	$4,354,963	$660,947
Accounts receivable, net	2,995,467	2,104,758
Prepaid expenses and other	92,453	85,730
Discontinued operations (Note 4)	487,245	1,035,960
	7,930,128	3,887,395

Long-term investment	83,195	83,195

Property, plant and equipment, net	452,023	409,920
Goodwill	237,596	$237,596
	$8,702,942	$4,618,106

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,324,668	$2,149,519
Notes payable (Note 12)	599,991	599,991
Discontinued operations (Note 4)	917,944	1,194,427
	3,842,603	3,943,937
Long-term liabilities
Discontinued operations (Note 4)	373,382	592,692
Redeemable, convertible Series I Shares (Note 5)	2,648,533	-
	3,021,915	592,692
	6,864,518	4,536,629
SHAREHOLDERS' EQUITY
Capital stock	16,044,736	16,044,736
Equity portion of redeemable, convertible Series I Shares (Note 5)	482,043	-
Contributed surplus (Note 6)	3,000,797	2,907,290
Deficit	(16,958,802)	(18,077,662)
Cumulative translation adjustment	(730,350)	(792,887)
	1,838,424	81,477
	$8,702,942	$4,618,106
Contingent liabilities (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations and Deficit
Three and nine months ended September 30, 2006 and 2005 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2006	2005	2006	2005
Revenue	$4,337,402	$4,109,121	$13,808,730	$10,199,166
Physician fees and other direct costs	3,141,991	3,103,642	9,844,474	7,624,921
	1,195,411	1,005,479	3,964,256	2,574,245
Expenses
Salaries and benefits	807,651	610,671	2,363,332	1,881,950
General and administration	355,065	223,424	898,747	655,170
Occupancy costs and supplies	156,932	121,261	469,286	350,158
Travel and marketing	59,638	34,538	182,525	177,942
	1,379,286	989,894	3,913,890	3,065,220

Income/(loss) before undernoted items	(183,875)	15,585	50,366	(490,975)

Interest income, net of bank charges	(30,225)	781	(30,606)	(11,361)
Interest on long-term debt	27,381	-	42,318	5,027
Amortization of property, plant, and equipment	54,214	60,897	141,148	160,859
Stock compensation expense	4,648	27,786	93,507	297,144
	56,018	89,464	246,367	451,669

Income/(loss) before discontinued operations	(239,893)	(73,879)	(196,001)	(942,644)

Discontinued operations
Income/(loss) discontinued operations (note 4 )	597,348	(63,279)	1,314,861	124,060
Net income/(loss) attributable to common shareholders	357,455	(137,158)	1,118,860	(818,584)

Deficit, beginning of the period	(17,316,257)	(17,902,531)	(18,077,662)	(17,221,105)
Deficit, end of the period	$(16,958,802)	$(18,039,689)	$(16,958,802)	$(18,039,689)

Income (loss) per common share, basic
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Discontinued operations	$0.01	$(0.00)	$0.02	$(0.00)
Total income (loss) per common share, basic	$0.01	$(0.00)	$0.02	$(0.02)

Weighted average common shares outstanding	58,277,696	58,277,696	58,277,696	58,277,696
Income (loss) per common share, diluted
Continuing operations	$(0.00)	$(0.00)	$0.00	$(0.02)
Discontinued operations	$0.01	$(0.00)	$0.02	$(0.00)
Total income (loss) per common share, diluted	$0.01	$(0.00)	$0.02	$(0.02)
Weighted average common shares and share equivalents, diluted	58,277,696	58,277,696	58,277,696	58,277,696

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
Three and nine months ended September 30, 2006 and 2005 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005
Cash Flows from Operating Activities
Net income/(loss) before discontinued operations	$(239,893)	$(73,879)	$(196,001)	$(942,644)
Adjustments for:
Amortization of property, plant and equipment	54,214	60,897	141,148	160,859
Stock compensation expense	4,648	27,786	93,507	297,144
Accretion of expense on Series I Shares	24,022	-	24,022	-
	(157,009)	14,804	62,676	(484,641)

Decrease in non-cash working capital components	(339,707)	(97,902)	(722,283)	(473,304)
Discontinued operations (Note 4)	1,199,808	63,088	1,367,784	(670,131)
	703,092	(20,010)	708,177	(1,628,076)
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(87,359)	(51,185)	(183,251)	(152,200)
Discontinued operations (Note 4)	-	(1,605)	-	(811)
	(87,359)	(52,790)	(183,251)	(153,011)
Cash Flows from Financing Activities
Issuance of redeemable, convertible Series 1 Shares	3,106,554	-	3,106,554	-

Effect of foreign currency exchange rate changes	37,312	20,211	62,537	802

Increase (decrease) in cash	3,759,598	(52,589)	3,694,017	(1,780,285)
Cash, beginning of the period	595,365	584,460	660,946	2,312,156
Cash, end of the period	$4,354,963	$531,871	$4,354,963	$531,871

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended September 30, 2006 and 2005

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MEII” or the “Company”) provides quality healthcare management services to the Canadian healthcare industry through its wholly-owned subsidiaries.

The Company’s common shares, no par value (“Common Shares”) are quoted on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

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

The Company’s Staffing Solutions unit provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At September 30, 2006, the Company provided its services to approximately 35 locations across Ontario.

The Company’s Medical Services unit is comprised of (a) infusion services, (b) pain management services, and (c) two family medical clinics. The infusion business provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain. Subsequently, four additional clinics were opened. In January 2005, the Company resumed operation of a family medical clinic previously sold in 2003, after it failed to achieve certain earnings targets. In November 2005, the Company resumed operation of a second clinic, when the buyer defaulted on certain payment obligations.

The Company’s Healthcare Consulting unit provides consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: (i) the reported amounts of revenues and expenses, (ii) the disclosure of contingent liabilities, (iii) the carrying value of property, plant, and equipment and the rate of amortization related thereto, and (iv) accounting for income taxes. Actual results could differ from those estimates. When adjustments become necessary, those adjustments are reported in earnings in the period in which they become known.

(b) Long-term investments

Investments are accounted for at cost when the conditions for equity accounting are not present and on the equity basis when significant influence exists. Declines in market values of investments are expensed when such declines are considered to be other than temporary.

(c) Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the following rates and methods:

Furniture and fixtures	20%	Declining balance
Computer software	100%	Declining balance
Computer hardware	30%	Declining balance
Leasehold improvements	lesser of lease term
	or 3-5 years	Straight-line

(d) Goodwill

Goodwill is the excess of the purchase price of assets over the fair value of the underlying net identifiable assets. Goodwill is not amortized but rather is tested for impairment at least on an annual basis.

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

The profitability on individual contracts is monitored on a regular basis and any expected losses on completion are accrued in the period that a loss is determined to be likely.

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

(i) Foreign currency translation

The Company maintains its books and records in Canadian dollars. The consolidated financial statements are converted to U.S. dollars because the Company is a reporting issuer in the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders’ equity (deficit) is translated at historical rates and all income and expense items are translated at average rates for the period. Due to the fact that items in the consolidated financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in the cumulative translation adjustment.

(j) Stock compensation expenses

The Company uses the fair value based method of accounting for all stock-based payments to non-employees and to direct awards of stock to employees. This standard requires the recognition of a compensation expense for grants of stock, stock options, and other equity instruments to employees based on the estimated fair value of the instruments at the grant date.

(k) Income / loss per share attributable to common shareholders

Basic income (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders before and after discontinued operations over the weighted average number of common shares outstanding, including contingently issuable shares where the contingency has been resolved. Diluted income per share is computed using the number of shares that would have been outstanding during the period had all potential common shares been issued at the beginning of the period, or when the underlying management options, Series I Shares, or warrants were granted or issued.

4. DISCONTINUED OPERATIONS

The Company provided personnel to Canadian armed forces across Canada until March 31, 2005. With the discontinuance of this business in April 2005, it has been classified as a discontinued operation, and accounted for accordingly.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005
Revenue	$-	$-	$-	$11,094,253

Gross margin	-	-	-	654,402

Operating, general and administrative
Expenses	22,965	68,208	171,855	557,908
Amortization	-	2,513	-	9,345
Interest and financing	376	1,019	36,277	66,409
Other income (Note 7)	(1,229,948)	(8,461)	(1,522,993)	(103,320)
Income from discontinued operations	1,206,607	(63,279)	1,314,861	124,060
Income tax	(609,259)	-	-	-
Net Income (loss) from discontinued operations	$597,348	$(63,279)	$1,314,861	$124,060

The summarized balance sheets for the Discontinued Operations as at September 30, 2006 and December 31, 2005 are as follows:

	September	December
	2006	2005
Current assets
Cash	$5,409	$68,003
Accounts receivable	481,836	967,957
	487,245	1,035,960
Current liabilities
Accounts payable and accrued liabilities	917,944	1,194,427
Long-term liability	373,382	592,692
Net liability	$(804,081)	$(751,159)

5. CAPITAL STOCK

On July 11, 2006, the Company executed definitive agreements with Calian Technologies Ltd. for the private placement of 8,750,000 shares of the Company’s newly designated Series I Special Shares (the “Series I Shares”) for aggregate gross proceeds to the Company of CDN$3.5 million ($3.1 million). On July 12, 2006, the Company received CDN$1.75 million ($1.57 million). The remainder of the funds consisting of CDN$ 1.75 million ($1.57 million) were received by the Company as follows: (i) the amount of CDN$0.875 million ($0.785 million) was received on August 30, 2006, upon the filing by the Company of a registration statement covering the resale of the Common Shares underlying the Series I Shares and the (ii) remainder of the consideration was received on September 21, 2006, when the registration statement was declared effective by the Securities and Exchange Commission. The Series I Shares have a term of five years. The Series I Shares are, at the option of the holder, convertible at any time into the Company’s Common Shares, at an initial conversion rate of one Common Share for each Series I Share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger. Commencing on the second anniversary of issuance, the Company is entitled to require the conversion of outstanding Series I Shares at the applicable conversion rate, provided that the following conditions are satisfied: (i) the volume weighted average trading price (VWAP) of the Company’s Common Share on the principal exchange or market (including the OTC Bulletin Board) on which the Common Shares are traded or quoted is greater than or equal to $0.46 (as may be adjusted in respect of any stock split) during any 60 consecutive calendar day period, (ii) the total volume of Common Shares traded over such period exceeds 600,000 shares (as adjusted to reflect any stock splits), and (iii) the Company delivers written notice of such conversion to the holders of the Series I Shares within 10 days of the satisfaction of the above conditions. The Company's right to require such conversion is further subject to there being an effective registration statement at the time covering the resale of the Common Shares underlying the Series I Shares. If not converted into Common Shares prior to the fifth anniversary of issuance, the Series I Shares are automatically redeemable at the sole discretion of the Company in either (a) cash at a rate of $0.45 per share or (b) in Common Shares of the Company based on the VWAP of the Common Shares of the Company during the sixty (60) consecutive calendar day period immediately preceding the fifth anniversary. In the event of a change in control, the Series I Shares are also required to be redeemed in cash at a rate of $0.45 per share, The mandatory redemption and conversion features of the Series I Shares result in the classification of separate liability and equity components of the Series I Shares.

The Series I Shares have been accounted for as a compound financial instrument comprising both a financial liability and equity. The proceeds of the Series I Shares was allocated to the two components based on the present value of the future redemption value of the Series I Shares, discounted at a reasonable rate of return, considering the terms of the investment, that could be earned by the holder of the Series I Shares.

The components of the Series I Shares were determined as follows:

Orginal proceeds	$3,106,554

Balance recorded as capital stock	482,043

Balance recorded as liabiity	2,624,511
Accretion of expense on Series I Shares	24,022

Liability at the end of the period	$2,648,533

6. CONTRIBUTED SURPLUS

During the third quarter of 2006, an amount of $4,648 was recorded as stock compensation expense for the extension of 1,437,500 Common Share purchase warrants from August 11, 2006 to September 11, 2006. This amount was credited to contributed surplus. These warrants expired September 11, 2006.

During the second quarter of 2006, an amount of $10,456 was recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the second quarter of 2006. This amount was credited to contributed surplus.

During the first quarter of 2006, the terms of the Common Share purchase warrants were amended, extending the expiry of these warrants from February 11, 2006 to August 11, 2006. As a result of this, stock compensation expense of $69,876 was recorded. In addition, an amount of $8,527 has been recorded as stock compensation expense for options granted to an employee in 2004 for the portion that vested in the first quarter of 2006. These amounts have been credited to contributed surplus.

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

7. OTHER INCOME

On July 11, 2006, the Company announced that it received Cdn$2.0 million ($1.8 million) from Calian Technologies Ltd. (“Calian”) in settlement of on-going litigation. This amount, net of litigation and other costs of Cdn$605,900 ($469,690) have been credited to Discontinued Operations (Note 4).

8. SEGMENTED INFORMATION

The segmented information for the business units are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005
Revenue
Staffing	$2,512,067	$2,785,380	$8,199,150	$6,733,122
Medical services	1,648,430	1,036,645	4,780,808	2,702,688
Healthcare consulting	176,905	287,096	828,772	763,356
	4,337,402	4,109,121	13,808,730	10,199,166
Divisional income (loss)
Staffing	(17,144)	78,688	226,121	(62,940)
Medical services	(68,032)	(56,394)	(60,766)	(388,881)
Healthcare consulting	(98,699)	(6,709)	(114,989)	(39,154)
	(183,875)	15,585	50,366	(490,975)

Interest income, net of bank charges	(30,225)	781	(30,606)	(11,361)
Interest on long-term debt	27,381	-	42,318	5,027
Amortization of property, plant and equipment	54,214	60,897	141,148	160,859
Stock compensation expense	4,648	27,786	93,507	297,144
	56,018	89,464	246,367	451,669
Income (loss) from continuing operations before income taxes	$(239,893)	$(73,879)	$(196,001)	$(942,644)

9. RELATED PARTY TRANSACTIONS

During the first nine months of 2006, administrative fees of approximately $31,872 (Cdn$36,000) were paid to a company, which is partially owned by the Company’s Chairman, and is included in general and administration expenses. These transactions were recorded at the exchange amount which were representative of market rates. ($NIL in the first nine months of 2005).

10. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian GAAP, which conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”) during the periods presented, except with respect to the following:

(a) Long-term investments

Under U.S. GAAP, investments classified as ‘available for sale’ are carried at market and unrealized temporary gains and losses are included, net of taxes, in other comprehensive income. The U.S. GAAP reconciliation had no impact for the periods presented.

(b) Long-term debt

The Series I Shares are accounted for as a compound financial instrument comprising both a financial liability and equity under Canadian GAAP, because of their underlying terms and conditions, which include a mandatory redemption feature. Under U.S. GAAP, EITF Abstract Topic D-98 Classification and Measurement of Redeemable Securities recommends that shares that are redeemable for cash based on occurrence of events outside of the control of the Company should be classified outside of shareholder's equity. The Series I Shares, which are redeemable for cash in the event of a change in control, will be presented outside of shareholders equity for U.S. GAAP purposes. At this time it is management’s intention to redeem the Series I Shares through the issuance of common shares. The reconciliation of Canadian to U.S. GAAP appears below.

	September	December
	30, 2006	31, 2005

Liability portion of redeemable, convertible Series 1 Shares - Canadian GAAP	$2,648,533	$-

Impact of accretion expense	24,022	-

Equity portion of redeemable, convertible Series 1 Shares - Canadian GAAP	482,043	-

Redeemable, convertible Series 1
Shares - U.S. GAAP	$3,154,598	$-

(c) Shareholders’ equity

Under Canadian GAAP, the purchase price of an acquisition is determined based on the share price on the date the transaction is consummated. Under U.S. GAAP, the purchase price of an acquisition where shares are issued is determined based on the share price for a reasonable period surrounding the announcement date of the acquisition. The share price used for the YFMC Healthcare Inc. acquisition in November 1999, under Canadian GAAP was $1.25. The share price used for the YFMC Healthcare Inc. acquisition under U.S. GAAP was $1.859.

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

Under U.S. GAAP the effect on shareholders’ equity would be adjusted as follows:

	September	December
	30, 2006	31, 2005
Capital stock, Canadian GAAP	$16,044,736	$16,044,736
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Capital Stock - U. S. GAAP	17,096,202	17,096,202
Equity portion of redeemable, convertible Series I Shares, Canadain GAAP	482,043	-
Presented outside shareholders' equity for U.S. GAAP purposes	(482,043)	-
Equity portion of redeemable, convertible Series I Shares, U.S. GAAP	-	-
Contributed surplus, Canadian GAAP	3,000,797	2,907,290
Share purchase warrants	36,406	36,406
Paid-in-capital - U.S. GAAP	3,037,203	2,943,696
Deficit - Canadian GAAP	(16,958,802)	(18,077,662)
Impact of accretion expense	24,022	-
Deficit - U.S. GAAP	(16,934,780)	(18,077,662)
Cumulative translation adjustment	(730,350)	(792,887)
Shareholders’ equity - U.S. GAAP	$2,468,275	$1,169,349

(d) Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive loss and its components in the financial statements. Under U.S. GAAP, the comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 would be as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005
Net income (loss) - Canadian GAAP	$357,455	($137,158)	$1,118,860	($818,584)
Impact of accretion expense	24,022	-	24,022	-
Net income (loss) - U.S. GAAP	381,477	(137,158)	1,142,882	(818,584)
Foreign currency translation adjustment	37,312	20,211	62,537	802

Comprehensive income (loss)	$418,789	($116,947)	$1,205,419	($817,782)

(e) Recent accounting pronouncements

In February 2006, the United States Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standard (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’). In addition, it amends SFAS No. 140 ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘SFAS 140’’), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on the Company’s results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156 ‘‘Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140’’ (‘‘SFAS 156’’). SFAS 156 simplifies the accounting for loan servicing rights and the financial instruments used to hedge risks associated with those rights. SFAS 156 requires that servicing rights be valued initially at fair value, and subsequently accounted for at either fair value, or amortized over the economic life of the related lease. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We will adopt the provisions of SFAS 156 on January 1, 2007. The implementation of SFAS 156 is not expected to have a material impact on our results of operations and financial condition.

In June 2006, FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06−3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06−3 requires disclosure of an entity's accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The adoption of Issue No. 06−3, which is effective for interim and annual reporting periods beginning after December 15, 2006, is not expected to have an impact on the Corporation's consolidated financial statements.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company has historically applied the dual approach in quantifying financial statement misstatements in all prior periods. As such, no adjustment will be required.

11. CONTINGENT LIABILITIES

(i) There is uncertainty with respect to the Company’s liability for Goods and Services tax pertaining to certain services that it provides. The measurement of this uncertainty is not determinable and accordingly no provision has been made in respect thereof in these consolidated financial statements.

(ii) There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a customer. The Company is of the view that it is unlikely that it will be found liable for these costs. The costs associated with this contingent liability range from $nil to $1.0 million. The Company has not recorded any liability associated with this contingency.

(iii) Claims have been made against the Company for general damages for breach of contract and in tort. Claims for approximately $482,000 have been made against the company for wrongful termination of a person working on a third party contract. Another claim for unspecified damages has been made against the Company for wrongful dismissal and breach of contract. The Company is of the view that liability, if any, would be the responsibility of the third party contractor. The Company believes that the amount claimed exceeds what a court would award in light of the current law. Since the Company’s lawyers are of the opinion that these claims are not probable to succeed no provision has been made in respect thereof in these consolidated financial statements.

(iv) The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next seven years, during the respective lease terms, totals approximately $1.2 million.

Any liability resulting from the above will be reflected as a charge to income when it is probable that the liability will be incurred and when a reasonable estimate of the liability can be determined for items (i) - (iii).

12. SUBSEQUENT EVENTS

Effective November 1, 2006, two unsecured promissory notes in the aggregate principal amount of $599,991, along with interest in the amount of $213,500, become due. Effective November 1, 2006, the notes were restructured as follows:

(i) A note in the principal amount of $299,995 plus interest of $106,750 was settled through an agreement to pay a total of $280,000 in eight (8) quarterly payments of $35,000, over two years, commencing November 1, 2006.

(ii) A note in the principal amount of $299,995 was extended to November 1, 2008 and interest payable was settled through an agreement to pay a total of $106,750 in eight (8) quarterly payments of approximately $13,350, over two years, commencing November 1, 2006.

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

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services. During the first nine months of 2006, 59% of the Company’s revenue was generated by the Staffing Solutions unit; 35% by the Medical Services unit; and 6% by the Healthcare Consulting unit. From a Gross Margin perspective, the gross margin generated from the three business units was 37%, 51% and 12%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system. Some of these challenges, including the growing shortage of emergency department (ED) physicians, longer waiting times by patients, and the growing cost of public medicine, play directly into the Company’s strengths.

The Company’s Staffing Solutions unit provides physician staffing and billing services to more than 35 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

The Company’s Medical Services unit, which operates through wholly owned subsidiaries, provides chronic pain management and intravenous infusion services for pharmaceutical companies in conveniently located community-based clinics and family medical clinics

The Company’s Healthcare Consulting Services unit provides custom solutions for governments and national and provincial bodies on a variety of matters including primary care renewal, project evaluation, and healthcare human resource planning.

The Company tracks its operations by monitoring certain key performance indicators. For Staffing Solutions, the Company monitors the number of contracts under administration, monthly shifts booked and gross margin per contract. For Medical Services, the Company tracks the number of infusions for Infusion Services and the number of patient referrals, average billing per patient and the number of patient visits for the pain management practice. For Healthcare Consulting Services, the Company tracks the gross margin per contract and its win / loss ratio on contract bids. It also measure certain key balance sheet metrics such as working capital, to monitor its cash flow situation.

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

STAFFING SOLUTIONS

MEII is the leading provider of ED doctors to Ontario hospitals. The Company provides physician staffing and billing services to more than 35 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities. The Company believes that on-going physician shortages and continuing demand for improved levels of care will continue to drive its Staffing Solutions business.

In addition to its conventional ED staffing, MEII has developed a unique integrated staffing solution, which was used extensively to recruit primary care physicians. Based on patient population, the nature of the cases being treated, and the total cost of the current system, MEII introduced a healthcare model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its ninth year of operation, has received high satisfaction ratings from both staff and patients, resulting in the Whitby Mental Health Centre receiving the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health in Toronto, Canada, awarded MEII a similar contract for primary care services. In 2004, the Company introduced Primary Health Care Nurse Practitioners to its mix of healthcare providers in community-based hospitals. In September 2006, the Company recruited a leading ED physician with extensive clinical, administrative, teaching and research experience. It is anticipated that this will help to raise the profile of the Staffing division.

MEDICAL SERVICES

MEII provides innovative medical services directly to healthcare consumers.

Infusion Services

In March 2001, MEII entered into an agreement with Schering Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with disabling rheumatoid arthritis and Crohn's disease, among other diseases. During the first nine months of 2005 the Company delivered more than 5,350 infusions and more than 7,400 infusions during the first nine months of 2006.

MEII expects continued growth for this service, as infusion services move from institutional settings into community-based settings.

As of September 30, 2006, the Company operated 16 virtual clinics across Ontario. On an as-required basis, the Company rents space in community-based medical clinics. MEII’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs. The Remicade™ is supplied by a local pharmacy.

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

The clinic that CPM acquired in November 2004 increased monthly treatments from approximately 300 patients in November 2004 to more than 700 patients in September 2006. Further, CPM as a whole more than tripled its volumes by treating more than 1,300 patients in the month of September 2006, compared to the 289 patient visits in November of 2004, (6,250 patient visits in the third quarter of 2006 compared to 2,497 in the third quarter of 2005).

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

In 2005, the Company also completed projects for the Royal College of Physicians and Surgeons and the Canadian Nurses Association. Additionally, MEII also started five projects associated with the design and development of Family Health Teams (FHTs) across Ontario. The Company completed three more FHT contracts in the first half of 2006 and is working on five more like contracts, at this time.

In May 2006, the Company was awarded a contract by a national association to provide consulting services in connection with planning for an influenza pandemic. The Company believes that this contract, like the one with the Atlantic Provinces, has the potential to generate additional consulting opportunities.

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

On January 31, 2005, the Company filed a complaint with the Canadian International Trade Tribunal (CITT) wherein the Company questioned the manner in which the Government of Canada’s procurement for the DND medical staffing contract was conducted. On April 26, 2006, the Federal Court of Appeal dismissed the Company’s application. The Company will not pursue this matter further.

In January 2005 the Company filed a Cdn$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  This action was settled on July 11, 2006, as described below.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to three months ended September 30, 2005

REVENUE

The Company's revenue from continuing operations for the three months ended September 30, 2006 was $4,337,402 compared to $4,109,121 for the three months ended September 30, 2005.

The increase in revenue during the 2006 period over the comparable 2005 period of approximately 6% was attributable to an increase in revenues in the Medical Services division, offset by slight decreases in revenue in the Staffing Solutions and Healthcare Consulting divisions. Divisional revenues were:

	Quarter Ended September 30,
Division	2006	2005
Staffing Solutions	$2,512,067	$2,785,380
Medical Services	1,648,430	1,036,645
Healthcare Consulting	176,905	287,096
Total	$4,337,402	$4,109,121

Staffing revenues decreased by 10% during the three months ended September 30, 2006 over the corresponding period in 2005. This decrease in the 2006 period relative to the 2005 period was primarily attributable to the loss of one significant contract at the end of June 2006

Revenue from the Medical Services division increased by 59% to $1,648,430 from $1,036,645 in 2005. The increase was driven primarily by three factors.

1.
In late 2004, the Company launched its Pain Management business. In the third quarter of 2006, the Pain Management business generated $764,693 in revenue compared to $438,337 in 2005 as the Company grew from four to five clinics and revenue per clinic increased. As discussed previously, the Company believes that the Pain Management business represents an opportunity to generate considerable growth. It is a field of healthcare that is vastly under serviced in Canada. The Company has recently opened its fifth clinic location and more sites are scheduled for 2006. Management believes that strong revenue growth will continue in the current fiscal year, though no assurance can be given that such growth will in fact be achieved.

2.
The Infusion business increased to $712,982 from $474,173 in 2005. The 50% increase in the Infusion business was driven by a 40% increase in infusions from 1,917 in the third quarter of 2005 to 2,691 in the same quarter of 2006 and higher average revenue per infusion.

3.
During 2005, the Company re-assumed responsibility for two family medical clinics, one in January 2005 and the second in November 2005. These clinics generated $170,755 in revenue in the third quarter of 2006 compared to $124,135 in 2005. In the third quarter of 2005, the Company operated one clinic in Wallaceburg, Ontario. During the third quarter of 2006, the Company operated two family medical clinics, the Wallaceburg location and a second clinic in Calgary Alberta.

Revenue from Healthcare Consulting was $176,904 for the third quarter of 2006 compared to $287,096 for the quarter ended September 30, 2005, a decrease of 38%. Consulting revenues are of a non-recurring nature. The division failed in its bid to secure certain healthcare consulting contracts during the quarter.

GROSS MARGIN

Gross margin (revenue less physician and direct costs such as clinic salaries and medical supplies and excluding attributable overheads) increased to $1,195,411 (19%) for the third quarter of 2006, from $1,005,479 for the same period in 2005.

	Quarter Ended September 30,
Division	2006	2005
Staffing Solutions	$411,065	$496,653
Medical Services	713,836	365,733
Healthcare Consulting	70,510	143,093
Total	$1,195,411	$1,005,479

The Gross Margin from the Staffing business decreased to $411,065 from $496,653 in 2005. The decrease of 17% was largely driven by the decrease in the number of contracts under management and more specifically to the loss of a major contract in June 2006. There was also a decrease in the gross margin percentage, 16.4% in 2006 versus 17.9% in 2005.

The Gross Margin from Medical Services increased 95%, or $348,103 in the third quarter of 2006 compared to the same period in 2005. As discussed above concerning revenue, this was mainly attributable to (a) the launch of the Pain management business which generated gross margin of $131,448; (b) increased Infusion margin of $171,107; and (c) the resumption of the family medical clinics of $45,548.

The Gross Margin from Consulting Services decreased 50% for the third quarter of 2006 from $143,093 in 2005 to $70,510 in 2006. The reduction was in line with the reduction of Consulting Services’ revenues.

OPERATING EXPENSES

Operating expenses are comprised of both divisional and corporate expenses. Corporate expenses are allocated to the divisions, based on criteria relevant to the expense in question.

On an overall basis, operating expenses increased 39% ($389,392) to $1,379,286 for the third quarter of 2006 from $989,894 for the same quarter ended September 30, 2005. The increase was largely attributable to increased costs associated with the Medical Services unit where costs increased by $359,741, driven by increased business volumes.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Quarter Ended June 30,
Division	2006	2005
Staffing Solutions	$428,209	$417,965
Medical Services	781,868	422,127
Healthcare Consulting	169,209	149,802
Total	$1,379,286	$989,894

AMORTIZATION AND INTEREST

Amortization decreased from $60,897 for the three months ended September 30, 2005 to $54,214 for the same period in 2006. During 2004 and 2005, the Company increased its capital spending on computer hardware and software and on office furniture and leaseholds. The equipment upgrades were part of a planned upgrade, which occurred after the May 2004 equity financing. The leasehold improvements arose after the Company moved its head office in June 2004. With capital expenditures diminishing in 2006, amortization for the period was reduced.

For the three months ended September 30, 2006, the Company earned net interest of $30,225, compared to net interest expense of $781 for the same period in 2005. When the Company settled its lawsuit with Calian Technologies Ltd. (“Calian”) in July 2006, as disclosed in Discontinued Operations below, it went from a net borrower to a net investor of cash. In the third quarter of 2005 interest earned approximately matched interest and other bank charges. The interest on long-term debt for the period was $27,381 compared to $nil for the same period in 2005. The increase relates to charges associated with the Series I Shares. The Series I Shares have been accounted for as a compound financial instrument comprising both a financial liability and equity. The allocation of the proceeds of the Series I Shares was allocated to the two components based on the present value of the future payments on the Series I Shares, discounted at a risk free rate of return that could be earned by the holder of the Series I Shares. The liability is accreted to its full face value through a charge to interest expense over the five year term of the Series I Shares.

OTHER EXPENSES

Stock compensation expenses were $4,648 for the three month period ended September 30, 2006 compared to $27,786 for the third quarter of 2005. Stock compensation expenses arise when options or warrants, issued to employees or others, vest. In 2005 the costs associated with the vesting of certain management options were expensed in the period.

INCOME TAXES

The Company has loss carry forwards of approximately $10 million to be applied against future corporate income taxes. Management assesses on a quarterly basis the likelihood of recovering these tax losses. With the improvement in operating results and the benefit of the settlement with Calian, management determined that it was more likely than not that the benefit of a portion of the unrecognized income tax losses should be recorded. This benefit was recorded in the second quarter. In the third quarter, with the recording of the Calian settlement, the Company recorded an income tax expense of $648,230, which offsets an income tax recovery booked in the previous quarter.

DISCONTINUED OPERATIONS - GOVERNMENT HEALTHCARE SERVICES

During the three months ended September 30, 2006, the Company had income from discontinued operations of $1,245,578, compared to a loss of $63,279 for the same period in 2005. On July 11, 2006, the Company settled outstanding litigation regarding the loss of the DND contract. Pursuant to the settlement, the Company received $CDN2.0 million ($1.8 million) and the litigants exchanged full and final releases. Proceeds of the settlement, net of expenses of approximately $570,000, were recorded as Income from Discontinued Operations by the Company.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

REVENUE

The Company's revenue from continuing operations for the nine months ended September 30, 2006 was $13,808,730 compared to $10,199,166 for the nine months ended September 30, 2005.

The increase in revenue during the 2006 period over the comparable 2005 period of approximately 35% was attributable to an increase in all operating divisions. Divisional revenues were:

	Nine Months Ended Sep 30,
Division	2006	2005
Staffing Solutions	$8,199,150	$6,733,122
Medical Services	4,780,808	2,702,688
Healthcare Consulting	828,772	763,356
Total	$13,808,730	$10,199,166

Staffing revenues increased 22% for the nine months ended September 30, 2006 over 2005. This increase was primarily attributable to the addition of two significant contracts which were signed in the second half of 2005. Additionally, the Company generated increased revenue per contract compared to 2005.

Revenue from the Medical Services division in the first nine months of 2006 increased 77% to $4,780,808 from $2,702,688 in 2005. The increase was driven by three factors.
1.
In late 2004, the Company launched its Pain Management business. For the first nine months of 2006 the Pain Management business generated $2,211,734 in revenue compared to $1,023,645 in 2005 as the Company grew from four to five clinics. As discussed previously, the Company believes that the Pain Management business represents an opportunity to generate considerable growth. It is a field of healthcare that is vastly under serviced in Canada. The Company has recently opened its fifth clinic location and more sites are scheduled for 2006. It is anticipated that strong revenue growth will continue in the current fiscal year.

2.
The Infusion business increased to $1,967,705 from $1,310,592 in 2005. The 50% increase in the Infusion business was driven by a 38% increase in infusions from 5,358 in the first nine months of 2005 to 7,410 in the same period of 2006 enhanced by a 9% increase in revenue per infusion.

3.
During 2005, the Company re-assumed responsibility for two family medical clinics, one in January 2005 and the second in November 2005. These clinics generated $601,369 in revenue in the first nine months of 2006 compared to $368,451 in 2005. In the nine months of 2005, the Company operated one clinic in Wallaceburg, Ontario. During the first nine months of 2006, the Company operated two family medical clinics, the Wallaceburg location and a second clinic in Calgary Alberta.

Revenue from Healthcare Consulting was $828,772 for the first nine months of the year compared to $763,356 for the nine months ended September 30, 2005, an increase of 8.5%. For the last two years the Company has increased its focus on its Consulting practice. Working with leading academics and industry experts, the Company has successfully bid on, and won, an increasing number of contracts. The Company’s early successes in health human resource planning and primary care renewal have led to increased opportunities. Further, its experience with primary care led to our involvement, in 2005, with the Province of Ontario’s Family Health Team initiative. Over the last nine months the Company has signed several contracts to assist community-based Family Health Teams to develop business plans for funding of their individual family health teams.

GROSS MARGIN

Gross margin (revenue less physician and direct costs such as clinic salaries and medical supplies and excluding attributable overheads)) increased to $3,964,256 (54%) for nine month period ended September 30, 2006, from $2,574,245 for the same period in 2005.

	Nine Months Ended Sep 30,
Division	2006	2005
Staffing Solutions	$1,467,105	$1,225,705
Medical Services	2,024,512	937,825
Healthcare Consulting	472,639	410,715
Total	$3,964,256	$2,574,245

The Gross Margin from the Staffing business increased to $1,467,105 from $1,225,705 in 2005. The increase of 20% was in line with the increase in revenue.

The Gross Margin from Medical Services increased 116%, or $1,086,687 for the nine months of 2006 compared to the same period in 2005. As discussed above concerning revenue, this is attributable to (a) the launch of the Pain management business ($481,258); (b) increased Infusion volumes ($223,276) and better margin per infusion ($236,051); and (c) the resumption of the family medical clinics ($146,102).

The Gross Margin from Consulting Services increased 15% for the first nine months of 2006 from $410,715 in 2005 to $472,639 in 2006, which is in line with increased Consulting Services revenues for the period.

OPERATING EXPENSES

Operating expenses are comprised of both divisional and corporate expenses. Corporate expenses are allocated to the divisions, based on criteria relevant to the expense in question.

On an overall basis, operating expenses increased 28% ($848,670) to $3,913,890 for the first nine months of 2006 from $3,065,220 for the same period in 2005. The increase in expenses is related to the increase volumes in each of the business units. Specifically, the increases are largely attributable to increased costs associated with the Medical Services ($758,572) and Healthcare Consulting ($137,759)

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Nine Months Ended Sep 30,
Division	2006	2005
Staffing Solutions	$1,240,984	$1,288,645
Medical Services	2,085,278	1,326,706
Healthcare Consulting	587,628	449,869
Total	$3,913,890	$3,065,220

AMORTIZATION AND INTEREST

Amortization decreased from $160,859 for the nine months ended September 30, 2005 to $141,148 for the same period in 2006. During 2004 and 2005, the Company increased its capital spending on computer hardware and software and on office furniture and leaseholds. The equipment upgrades were part of a planned upgrade, which occurred after the May 2004 equity financing. The leasehold improvements arose after the Company moved its head office in June 2004. With capital expenditures diminishing in 2006, amortization for the period was reduced.

For the nine months ended September 30, 2006, the Company earned interest of $30,606, compared to interest earned of $11,361 for the same period in 2005. When the Company completed the Calian deal in July 2006, our cash position increased substantially. The interest on long-term debt for the period was $42,318 compared to $5,027 for the same period in 2005. The increase relates to charges associated with the Series I Shares. The Series I Shares have been accounted for as a compound financial instrument comprising both a financial liability and equity. The allocation of the proceeds of the Series I Shares was allocated to the two components based on the present value of the future payments on the Series I Shares, discounted at a risk free rate of return that could be earned by the holder of the Series I Shares. The liability is accreted to its full face value through a charge to interest expense over the five year term of the Series I Shares.

STOCK COMPENSATION EXPENSE

Stock compensation expenses were $93,507 for the nine month period ended September 30, 2006 compared to $297,144 for the same period in 2005. Stock compensation expenses arise when options or warrants, issued to employees or others, vest. In 2005, 1,437,500 share purchase warrants, that were set to expire, were extended by one year. In 2006, the same warrants were extended by nine months. The exercise price of the share purchase warrants was also reduced from $0.50 to $0.20 in December 2005.

INCOME TAXES

The Company has loss carry forwards of approximately $10 million to be applied against future corporate income taxes. Management assesses on a quarterly basis the likelihood of recovering these tax losses. With the improvement in operating results and the benefit of the settlement with Calian, management determined that it was more likely than not that the benefit of the unrecognized income tax losses should be recorded. Accordingly, $655,932 was recorded in June 2006 as a future income tax recoverable. This amount was eliminated in the current quarter when the Calian recovery was recorded as other income in Discontinued Operations below, and the corresponding income tax expense was recorded.

DISCONTINUED OPERATIONS - GOVERNMENT HEALTHCARE SERVICES

During the nine months September 30, 2006, the Company had a profit from discontinued operations of $1,314,861 compared to $124,060 for the same period in 2005. On July 11, 2006, the Company settled outstanding litigation regarding the loss of the DND contract. Pursuant to the settlement, the Company received $CDN2.0 million ($1.8 million) and the litigants exchanged full and final releases. Proceeds of the settlement, net of expenses of approximately $570,000, were recorded as other income from Discontinued Operations by the Company. The Company also recorded income in the first quarter of the year when it settled certain disputed amounts with Public Works and Government Services Canada. This settlement resulted in the Company reporting about $85,000 net of legal and other expenses, incurred in collecting the disputed amounts.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2006, the Company's cash position was $4,354,963 compared to $660,947 at December 31, 2005.

The Company’s principal source of liquidity is its cash flow from operations and the settlement of the Calian transaction. On July 11, 2006, the Company settled its outstanding litigation regarding the loss of the DND Contract. Pursuant to the settlement, Calian paid $CDN2.0 million (approximately $1.8 million at the time of payment) to the Company and the parties exchanged full and final releases. Concurrently, the Company and Calian executed definitive agreements for the private placement by the Company to Calian of 8,750,000 shares of the Company’s newly designated Series I Shares for aggregate gross proceeds to the Company of CDN$3.5 million (approximately $3.1 million at the time of agreement). At the closing, the Company received CDN$1.75 million (approximately $1.57 million at the time of payment). The remainder of the consideration consisting of CDN$ 1.75 million ($1.57 million) was received during the third quarter.

The Company’s working capital position (current assets minus current liabilities) improved to $4,087,525 as of September 30, 2006, compared to a deficit position at December 31, 2005, of ($56,542). This was largely caused by the Calian transaction, wherein $3.1 million was generated through the issuance of Series I Shares and $1.2 million was generated through the settlement of litigation. Based on the result of recent business initiatives, management believes that its working capital will adequately fund its on-going operations for the foreseeable future although there can be no assurance that this will be the case.

The increase in the cash position of $3,694,017 in the first nine months of 2006 resulted from (a) an increase of cash from operations of $62,676; (b) changes to non-cash working capital items of ($722,283); (c) an increase of $1,367,784 from discontinued operations, comprised of a $1,314,861 profit from discontinued operations and a $52,923 increase in working capital from discontinued operations; (d) ($183,251) used by the Company in investing activities with respect to the purchase of property, plant and equipment; and (e) a foreign currency exchange gain of $62,536. The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s pain clinics.

The Company intends to expand its operations as rapidly as cash flow from operations permit. As demand for the Company’s services remain strong, management believes that cash flow from operations will satisfy its working capital and capital expenditure needs and other obligations as they arise. Notes Payable plus accrued interest of approximately $813,000 were due on November 1, 2006. The principal, along with interest at the rate of 7%, are payable in cash or shares, or any combination thereof, at the Company’s option. On November 1, 2006, the two Notes Payable were renegotiated. The first note which was comprised of principal and interest of $299,995 and $106,750, respectively, was settled through an agreement to pay a total of $280,000 in eight (8) consecutive quarterly installments of $35,000, over two years, commencing November 1, 2006. The second note which was also comprised of principal and interest of $299,995 and $106,750, respectively was extended to November 1, 2008 and interest payable was settled through an agreement to pay a total of $106,750 in eight (8) consecutive quarterly installments of approximately $13,350, over two years, commencing November 1, 2006.

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

During the first quarter of 2005 the terms of the 1,437,500 common share purchase warrants issued in February 1998 were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. On February 10, 2006, the Company further extended the exercise period of the warrants to August 11, 2006, and on August 10, 2006, the Company further extended the exercise period of the warrants to September 11, 2006. MEII has also amended the terms of the warrants to (i) provide that if the closing price of common shares of MEII is $.70 or greater for thirty consecutive trading days, MEII has the right to redeem the Warrants at $.01 per Warrant upon ten days prior notice and (ii) to reduce the per share exercise price thereof to $0.20. On September 11, 2006, the warrants expired.

OFF BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: 1) the reported amounts of revenues and expenses, 2) the assessment of collection risk associated with accounts receivable, 3) the disclosure of contingent liabilities, and 4) accounting for income taxes. The Company evaluates its estimates on an on-going basis. A description of the Company’s accounting policies is included in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2005, contained herein. These estimates are based on information that is currently available to the Company and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

•
The Company maintains accruals for revenues, physician fees and other direct costs, salaries, benefits, and other costs. Major accruals, revenues and expenses, relate to the accrual of revenue and expenses associated with staffing contracts. These accruals are of a short duration; that is, revenues and expenses are generally known before financial statements are finalized. Based on historical experience the Company’s accruals have proven accurate. Should changes occur in the future, the Company may be required to revise its accrual assumptions.

•
The Company maintains an allowance for doubtful accounts for estimated losses resulting from fraudulent claims made by patients, the inability of our corporate customers to make required payments, or as a result of a dispute in the invoiced amount. Fraudulent claims arise when patients seek medical care and provide an invalid health card for payment. The introduction of electronic medical records services, which pre-screen patients prior to services being rendered, is rapidly diminishing the Company’s exposure to fraudulent claims by patients. The Company determines the adequacy of its bad debt allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic and business conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded the Company’s allowances. As of December 31, 2005, the allowance for doubtful accounts was negligible.

•
The Company is subject to various claims and legal actions in the ordinary course of its business. These matters include breach of contract or similar matters arising from contractual disputes. The Company’s hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which the Company may become a party relating to services provided by its professionals. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with its hospital and healthcare facility clients relating to these matters. As mentioned, the Company is unable to determine its potential exposure regarding these lawsuits at this time. Similarly, the Company has other contingent liabilities that pertain to amounts potentially owing to government authorities. The Company continues to evaluate the probability of an adverse outcome and will provide accruals for such contingencies as required. The Company is currently not aware of any other such pending or threatened litigation or similar contingency that it believes is reasonably likely to have a material adverse effect on it. If the Company becomes aware of such claims against it, it will evaluate the probability of an adverse outcome and provide accruals, as required, at that time.

•
The Company is required to estimate the amount of tax payable for the current year and the future income tax assets and liabilities recorded in the financial statements accounts for future tax consequences of events that have been reflected in its financial statements. Significant management judgment is required to assess the timing and probability of the ultimate tax impact. The Company records valuation allowances on future tax assets to reflect the expected realizable future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, changes in the jurisdictions in which the Company operates, the inability to generate sufficient future taxable income or unpredicted results from potential examinations or determinations of each year’s liability by the taxing authorities.

•
Valuation allowances primarily relate to potential future tax assets arising from accounting amortization claimed in excess of tax depreciation and tax losses carried forward. Management must assess both positive and negative evidence when determining whether it is more likely than not that future tax assets will be recoverable in future periods. Based on this assessment, a valuation allowance must be established where management has determined, based on current facts and reasonable assumptions, that such future tax assets will not likely be realized by the Company. Realization is based on the Company’s ability to generate sufficient future taxable income. The Company intends to maintain a valuation allowance against its future tax assets until sufficient positive evidence exists to support its reversal. Changes in material assumptions can occur from period to period due to the aging of prior year’s losses, the cumulative effect of current period taxable income and other sources of positive and negative evidence. If these changes in material assumptions were to provide sufficient positive evidence, The Company could record the net benefit of $10 million, or a portion thereof, as a recovery of income taxes in the period when realization becomes more likely than not and a corresponding increase in net future income tax assets.

Recently Issued Accounting Pronouncements

In February 2006, the United States Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standard (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’). In addition, it amends SFAS No. 140 ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘SFAS 140’’), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on the Company’s results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156 ‘‘Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140’’ (‘‘SFAS 156’’). SFAS 156 simplifies the accounting for loan servicing rights and the financial instruments used to hedge risks associated with those rights. SFAS 156 requires that servicing rights be valued initially at fair value, and subsequently accounted for at either fair value, or amortized over the economic life of the related lease. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We will adopt the provisions of SFAS 156 on January 1, 2007. The implementation of SFAS 156 is not expected to have a material impact on our results of operations and financial condition.

In June 2006, FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06−3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06−3 requires disclosure of an entity's accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The adoption of Issue No. 06−3, which is effective for interim and annual reporting periods beginning after December 15, 2006, is not expected to have an impact on the Corporation's consolidated financial statements.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.    Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company has historically applied the dual approach in quantifying financial statement misstatements in all prior periods. As such, no cumulative adjustment will be required.

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

During the quarter ended September 30, 2006, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

ITEM 3. LEGAL PROCEEDINGS

On July 11, 2006, the Company settled outstanding litigation with Calian Technologies Ltd. Pursuant to the settlement, Calian paid $CDN2.0 million ($1.8 million) to the Company and the parties exchanged full and final releases.

ITEM 6. EXHIBITS

4.1	Schedule A - Amendment to Articles- Series I Special Shares. *

10.1	Subscription Agreement dated as of July 11, 2006 by and between the Company and Calian. *

10.2	Investor Rights Agreement dated as of July 11, 2006 by and between the Company and Calian.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an Exhibit to the Company’s Current Report on Form 8-K that was filed on July 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED-EMERG INTERNATIONAL INC.
(Registrant)

Authorized Officer:
	By:	/s/ Dr. Ramesh Zacharias
Ramesh Zacharias
Chief Executive Officer
Date: November 14, 2006

Principal Financial and Accounting Officer:
	By:	/s/ William Danis
William Danis
Chief Financial Officer
Date: November 14, 2006