Form 10-K
period 2006-12-31
MED-EMERG INTERNATIONAL INC
filed 2007-04-17
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-13861

MED-EMERG INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

PROVINCE OF ONTARIO, CANADA (State or Other Jurisdiction of Incorporation or Organization)	NOT APPLICABLE (IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filed See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No  ☒

As of April 16, 2007, 58,277,696 of the registrant’s common shares were outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $3,328,822 million based on the last reported sale price of $0.105 per share on April 16, 2007 as quoted on the OTC Bulletin Board.

MED-EMERG INTERNATIONAL INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks described in this document and in other reports filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Med- Emerg International Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I

ITEM 1: BUSINESS

BACKGROUND

Med-Emerg International Inc (“MEII” or the “Company”) is an established healthcare solutions provider. Founded to supply contract staffing of emergency room (“ER”) physicians and nurses, the Company has expanded to offer medical services and healthcare consulting to a variety of governments, communities and facilities across Canada.

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services. In 2006, 60% of the Company’s revenue was generated by the Staffing Solutions unit; 33% by the Medical Services unit; and 7% by the Healthcare Consulting unit. From a Gross Margin perspective, the contribution was 37%, 49% and 14%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system. Some of these challenges including the growing shortage of ER doctors, longer waiting times by patients to access chronic pain specialists, and the growing cost of public medicine, play directly into the Company’s strengths.

The Company’s Staffing Solutions provide physician and nurse practitioner staffing services to more than 30 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

MEII’s Medical Services include chronic pain management and intravenous infusion services for pharmaceutical companies in conveniently located community-based clinics.

The Company’s Healthcare Consulting Services provides custom solutions for governments and national and provincial bodies on a variety of matters including primary care renewal, project evaluation, and healthcare human resource planning.

MEII was founded in 1983 and is incorporated under the Business Corporation Act (Ontario).

STAFFING SOLUTIONS

MEII is the leading provider of ER doctors to Ontario hospitals. The Company provides physician and nurse practitioner staffing services to more than 30 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities. The Company believes that on-going physician shortages and continuing demand for improved levels of care will continue to drive its Staffing Solutions business.

In addition to its conventional ER staffing, MEII has developed a unique integrated staffing solution, which was first launched on a trial basis in 1996 to recruit primary care practitioners into mental health facilities. Based on patient population, the nature of the cases being treated, and the total cost of the current system, MEII introduced a healthcare model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its tenth year of operation, has received high satisfaction ratings from both staff and patients, resulting in one of the Company’s clients receiving the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health in Toronto, Canada, awarded MEII a similar contract for primary care services. In 2004, the Company introduced Primary Health Care Nurse Practitioners to its mix of healthcare providers in community-based hospitals.

In September 2006 the Company recruited Dr. Jim Ducharme to lead the clinical aspect of Staffing Solutions. Dr. Ducharme is a nationally recognized emergency medicine specialist and is the past president of the Canadian Association of Emergency Physicians. Dr. Ducharme brings a very broad perspective of the challenges facing emergency departments today and he is an important asset in the Company’s future growth of the Staffing Solutions business. Dr. Ducharme was instrumental in the Company’s development of a training program designed for Ontario’s family physicians. In concert with the College of Family Physicians, MEII developed and hosted training sessions designed to re-introduce family physicians to the ER. The program was well received and it is anticipated that future training sessions will ensue in 2007. Concurrent with the addition of Dr. Ducharme, the division was realigned to expand its business development capabilities in anticipation of increased staffing opportunities.

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

MEII is responsible for the recruiting, credentialing and scheduling of its healthcare professionals. Historically physicians and nurses have been recruited by word-of-mouth, at trade shows and through trade publications. Before arriving at a facility the practitioner is screened to ensure that he or she has the necessary professional credentials, is licensed in the jurisdiction of the facility in question, and carries all of the relevant medical malpractice insurance in addition to any requirements or skills, unique to the specific facility. Client scheduling requirements are obtained six to ten weeks in advance of shift dates. Once the shift requirements are obtained, MEII personnel query the Company’s proprietary data base of healthcare providers and contact those with the appropriate skills, credentials and availability to determine their interest in taking on a specific shift.

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

Infusion Services

In March 2001, MEII entered into an agreement with Schering Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with various inflammatory disorders, including rheumatoid arthritis and Crohn's disease. The Company delivered more than 10,100 infusions in 2006.

MEII expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of December 31, 2006, the Company operated 16 virtual clinics across Ontario. On an as-required basis, the Company rents space in community-based medical clinics. MEII’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs. The Remicade™ is supplied by a local pharmacy.

Remicade™ is currently approved by Health Canada for six indications in Ontario: rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis ulcerative colitis, psoriatic arthritis and psoriasis. Once an indication is approved by Health Canada, it is more likely that doctors will prescribe the medicine and that insurance companies will insure the medicine. Historically, more than 85% of infusions have related to Crohn’s disease and rheumatoid arthritis. Total infusions grew by 39% in 2006, growth for the two key indications was less than 8% in the year. The Company expects growth related to Remicade™ to level off unless additional indications are approved by Health Canada.

The Company continues to look for additional products to offer through its infusion clinics and the opportunity to open clinics in new locations. In January 2007 the Company opened six new clinic locations.

Pain Management Services

MEII’s chronic pain management service, operated through its wholly-owned subsidiary, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. A second location, in downtown Toronto, was opened in December 2004, two more locations were opened in 2005, in Hamilton and Mississauga and a fifth one in Oakville, Ontario opened in 2006.

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

The clinic that CPM acquired in November 2004 increased patient visits from approximately 300 patients per month to more than 700 patients per month during 2006; year-over-year, CPM more than doubled its patient visits from approximately 8,000 patients in 2005 to 16,300 in 2006.

Plans are underway to further increase capacity in 2007 by training more doctors and by opening additional clinic locations. During the first quarter of 2007, new clinics have been opened in Oshawa, Ottawa and London, Ontario.

Family Medical Clinics

In January 2005, the Company resumed operation of a family medical clinic in Wallaceburg, Ontario that it had sold in 2003, after the purchaser failed to achieve certain earnings targets. In November 2005, the Company resumed operation of a second clinic in Calgary, Alberta, when the buyer defaulted on certain payment obligations. The Company has entered into arrangements to dispose of its family medical clinics. For 2006 these operations have been reported as discontinued operations.

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently the Company is providing consulting services under several contracts, advising on a range of issues related to primary care staffing, health human resource planning, and integrated service delivery models.

In 2006 the Company provided services to the Ministry of Health and Long-Term Care, Ontario, in regards to pandemic planning and the use of nurse practitioners and physicians’ assistants in an ER setting; developed and designed nine business plans with respect to Family Health Teams across Ontario; and assisted the Ministry of Health, Nova Scotia in researching the use of international medical graduates.

Similar opportunities are being explored both across Canada and internationally.

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

In January 2005 the Company filed a Cdn$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  This action was settled on July 11, 2006, as described under Discontinued Operations in ITEM 7 and in Note 4 to the Consolidated Financial Statements.

In January 2005, the Company resumed operation of a family medical clinic in Wallaceburg, Ontario that it had sold in 2003, after the purchaser failed to achieve certain earnings targets. In November 2005, the Company resumed operation of a second clinic in Calgary Alberta, when the buyer defaulted on certain payment obligations. The Company has entered into arrangements to dispose of its family medical clinics. For 2006 these operations have been reported as discontinued operations.

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
2  From Perceived Surplus to Perceived Shortage:What Happened to Canada’s Physician Workforce in the 1990s? Benjamin TB Chan, MD, MPH, MPA, June 2002, published by the Canadian Institute for Health Information.

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

EMPLOYEES

As of December 31, 2006, the Company had 109 active full and part-time employees, 19 were employed in administration, 17 were involved in staffing solutions, 68 were active in medical services, and five were in the consulting division. The Company believes its relations with its employees are good. The Company’s employees do not belong to a union and there is no collective bargaining agreement covering the employees. The Company also has approximately 130 contractors engaged on a part-time basis, all of which provide services to clients of the Company.

ITEM 1A: RISK FACTORS

MEII’s business and strategy are subject to many risks discussed below. If any of these risks occurs, its business, financial condition or operating results could be adversely affected.

Risks Related to the Company

The Company has incurred operating losses.

The Company incurred a net profit under Canadian generally accepted accounting principles (“CAN GAAP”) attributable to common shareholders of $823,711 (on revenues of $17,716,778) during the year ended December 31, 2006, as compared to a CAN GAAP net loss of $856,557 (on revenues of $13,785,449) during the year ended December 31, 2005. As of December 31, 2006, the Company had an accumulated shareholders’ equity balance of $1,423,957. There can be no assurance that the Company will operate profitably in the future.

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

The Company depends on a contract with Schering Canada Inc.

We derive a significant portion of our revenues from a contract with Schering Canada Inc. (“Schering”). The Company has worked with Schering since 2001, providing community-based intravenous infusion of Remicade™ to patients suffering from a variety of inflammatory diseases. Our contract, which was most recently renewed on July 1, 2005, is a renewable three year contract, which expires on June 30, 2008. Under the terms of the agreement, the Company provides a number of services to ensure that community-based infusion clinics are established in desired locations and that patients can conveniently receive their infusions from trained healthcare professionals. The Company currently provides more than 1,000 infusions per month to Remicade™ patients. There is no guarantee that Schering will renew this contract in July 2008. The loss of the contract would have a material adverse effect on our business.

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

Due to the nature of its business, the Company and the physicians and nurses who provide services on its behalf may be the subject of medical malpractice claims, with the attendant risk of substantial damage awards. The sources of potential liability in this regard include the alleged negligence of those physicians and nurses, which are under contract at hospitals and clinics. The Company currently maintains the following insurance policies related to professional liabilities: (i) Cdn$5,000,000 limit per occurrence, with no annual aggregate limit, with respect to general commercial liability; and (ii) Cdn$5,000,000 limit per occurrence with no annual aggregate limit with respect to errors and omissions caused by a negligent act, error or omission by the Company, or any person for whom it is legally liable, arising out of the conduct of its business. (iii) Cdn$5,000,000 limit per occurrence, with no annual aggregate limit, for medical malpractice caused by a negligent act, error or omission by the Company, or any person for whom it is legally liable. In addition, physicians staffed by the Company maintain their own malpractice insurance. To the extent such physicians may be regarded as agents of the Company in the practice of medicine, there can be no assurance that a patient or client would not sue the Company for any negligence of such physicians. In addition, in the event that the Company becomes liable, there can be no assurance that its current insurance policy will be adequate to cover any such liabilities.

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

The agreements with Calian pursuant to which it purchased 8,750,000 of our newly designated Series I Shares grant to Calian rights that could enable Calian to control or influence our actions in a manner that conflicts with our interests and the interests of our stockholders.

Calian Technologies Ltd. (“Calian”) currently holds 8,750,000 shares of our Series I Shares which are currently convertible into an equal number of Common Shares. As a result thereof, Calian is currently deemed to be the beneficial owner of 13% of our Common Shares. Under the agreements with Calian so long as Calian continues to hold 4,375,000 Series I Shares certain specified business actions cannot be taken without its reasonable consent. In addition, so long as Calian continues to hold 6,562,500 Series I Shares it is entitled to appoint one member to our Board of Directors or, in lieu thereof, an observer. While our Board of Directors is entitled to exclude Calian’s board designee or observer from participating in board meetings under specified conditions, with regard to Calian’s status as a competitor of ours, Calian’s ability to designate a board member or appoint an observer, together with its rights to veto certain corporate actions may accord it considerable influence over matters affecting us. In addition, as a major stockholder, Calian currently is able to exercise significant influence over matters requiring the approval of our stockholders, including the election of directors and the sale of our company. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. Any of these facts could decrease the market price of our Common Shares.

The Company is dependent on its key employees.

The Company’s success is largely dependent upon the efforts and abilities of Dr. Ramesh Zacharias, its Chief Executive Officer; William Danis, its Chief Financial Officer; Dr. Donald Ross, its Vice President of Business Development, Dr. James Ducharme its Vice President of Medical Services, Dr. Roman Jovey its Program Medical Director for CPM Health Centres Inc. and Maddie Walker, its Director of Operations for CPM Health Centres. If the Company lost the services of any of Dr. Zacharias, Mr. Danis, Dr. Ross or Ms. Walker, its business could be materially adversely affected. The Company has not procured key-man life insurance for any of its employees.

The Company’s officers and directors beneficially own majority of the outstanding common shares and are able to control the Company.

The Company’s officers and directors own or have rights to acquire an aggregate of approximately 54.4% of the voting power of its capital stock. As a result, they will be in a position to exercise significant influence over the Company and the election of directors and otherwise essentially control the outcome of all matters requiring stockholder approval.

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

One of the services provided by the Company’s staffing solutions business is the collection of fees for services performed by its employees and sub-contractors. In the event that the Company does not collect these fees by the time payment is due to the physicians and nurses, it may nevertheless be obligated to pay the physicians and nurses for the duties they have fulfilled. In practice, the Company uses its working capital to finance the accounts receivable and pay the physicians and nurses. Historically, bad debts are less than 1% of gross billings since substantially all of the physician services billed to OHIP are for Ontario residents who are automatically covered by OHIP for the medical services performed. However, there can be no assurance that accounts receivables will ultimately be collected from OHIP and the hospitals. Accordingly, there can be no assurance the Company will not experience significant losses due to unpaid accounts receivables which it has financed.

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

The Company is spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of the Company’s internal control systems, and attestations of the effectiveness of these systems by its independent auditors. The Company is currently planning the documentation and testing of its internal control systems and procedures and considering improvements that may be necessary in order for it to comply with the requirements of Section 404 by the end of 2007. This process will require the Company to hire additional personnel and outside advisory services and will result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are evolving. The Company may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by its independent auditors. If the Company is not able to timely comply with the requirements set forth in Section 404, it might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect the Company’s business and financial results.

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

The Company’s common shares are quoted on the OTC Bulletin Board. Currently, there is no public trading market in Canada for the Company’s securities. There are no assurances that a public trading market for the Company’s securities in the United States will be obtained. In any event, because certain restrictions may be placed upon the sale of such securities unless such securities qualify for an exemption from the “penny stock” rules (such as being listed on NASDAQ) some brokerage firms will not effect transactions in the Company’s common shares and it is unlikely that any bank or financial institution will accept such securities as collateral, which could have a material adverse effect in developing or sustaining a market for such securities.

Currency fluctuations may adversely affect the Company’s operating results.

Revenue denominated in Canadian dollars accounted for 100% of the Company’s revenue for each of the years ended December 31, 2006, 2005 and 2004. Accordingly, the relationship of the Canadian dollar to the value of the United States dollar may materially affect the Company’s operating results. In the event that the Canadian dollar was materially devalued against the United States dollar, the Company’s operating results would be materially, adversely affected.

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

The market price of the Company’s common shares could decline, perhaps significantly, as a result of resales of a large number of common shares in the public market or even the perception that such resales could occur. In addition, the Company has a substantial number of options, warrants and other securities convertible into common shares outstanding that may be exercised in the future. These factors could also make it more difficult for the Company to raise funds through future offerings of its equity securities.

The Company has not paid, and does not intend to pay, cash dividends in the foreseeable future.

The Company has not paid and has no current intention to pay any cash dividends on its common shares. It intends to retain future earnings, if any, for reinvestment in the development and expansion of its business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which the Company may issue. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and depend on its financial condition, results of operations, capital and legal requirements and such other factors as the board of directors deems relevant.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the United States Securities and Exchange Commission. The Company’s common shares are penny stocks within the meaning of these rules. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers account In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchasers written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

ITEM 2: PROPERTIES

The Company does not own any real property. Our principal leases, as of December 31, 2006, are listed below:
			Monthly
		Square	Rent
Location	Function	Feet	(Cdn$	)	Lease Expiration
Mississauga, Ontario	Head office and clinical services	8,940	17,129		December 31, 2007
London, Ontario	Administrative services	1,550	3,098		April 30, 2009
Scarborough, Ontario	Clinical services	2,080	5,385		February 28, 2010
Wallaceburg, Ontario	Clinical services	5,900	5,900		May 1, 2012
Calgary, Alberta	Clinical services	6,417	10,200		February 28, 2009
Hamilton, Ontario	Clinical services	2,234	3,884		April 30, 2011
Oakville, Ontario	Clinical services	1,701	4,024		February 28, 2011
Oshawa, Ontario	Clinical services	2,300	5,750		November 30, 2011
Ottawa, Ontario	Clinical services	2,600	4,550		October 31, 2011
London, Ontario	Clinical services	2,283	3,805		September 30, 2011

ITEM 3: LEGAL PROCEEDINGS

(i) On September 22, 2003, a lawsuit (Hans Asche v. Med-Emerg International Inc. and Her Majesty in Right of Canada (Minister of National Defence), et al) was filed with the Supreme Court of Nova Scotia, naming MEII as a defendant. The plaintiff claims unspecified damages for wrongful dismissal and breach of contract. In June 2003, DND instructed MEII to remove the plaintiff from its premises. MEII sought instructions from Public Works and Government Services Canada (“PWGSC”), as per the requirements of the contract. A response was not received until September 29, 2003. The Company has filed a cross-claim against the Attorney General for Canada, for damages incurred.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting on October 16, 2006. At that time the security holders ratified the appointment of Grant Thornton LLP, as auditor of the Company and the appointment of the Board of Directors. At the Annual General Meeting, Ramesh Zacharias, Michael Sinclair, Manfred Walt, Jacob (Koby) Ofek, Major General Lewis MacKenzie, John Yarnell and Sidney Braun were each elected to the Board of Directors. The voting for such directors was as follows:

Name	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Ramesh Zacharias	9,709,092	3,913,038	Nil
Michael Sinclair	9,709,092	3,913,038	Nil
Manfred Walt	9,709,092	3,913,038	Nil
Jacob (Koby) Ofek	9,709,092	3,913,038	Nil
Major General Lewis MacKenzie	9,709,092	3,913,038	Nil
John Yarnell	9,709,092	3,913,038	Nil
Sidney Braun	9,709,092	3,913,038	Nil

Voting with respect to the ratification of the appointment of Grant Thornton LLP was as follows: 13,610,280 votes for; 11,850 votes against; and no abstentions and broker non-votes.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common shares are traded under the symbol “MDER” on the OTC Bulletin Board. The volume of shares traded has been limited. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for the Company’s common shares will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table sets forth the quarterly high and low bid prices for the Company’s common shares over the last two completed fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of the Company’s common shares on March 30, 2007 was $.13 per share.

	COMMON SHARES
	HIGH	LOW
Fourth Quarter, 2006	$.15	$.10
Third Quarter, 2006	$.29	$.10
Second Quarter, 2006	$.30	$.20
First Quarter, 2006	$.60	$.35
Fourth Quarter, 2005	$.24	$.13
Third Quarter, 2005	$.33	$.17
Second Quarter, 2005	$.40	$.25
First Quarter, 2005	$.60	$.35

The number of record holders of the Company’s common shares on March 31, 2007 was approximately 100. The Company believes that a significant number of its common shares are held in either nominee name or street name brokerage accounts and, consequently, it is unable to determine the number of beneficial owners of its common shares.

Dividend Policy

The Company has never paid or declared cash or stock dividends on its common shares. The payment of cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors the Board of Directors may deem relevant. It is currently the policy of the Board of Directors to retain any future earnings for use in the Company’s business. The Company is not under any contractual restrictions as to its present or future ability to pay dividends, except that it may not pay dividends with the proceeds of the Calian transaction.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto, other financial data, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.
	US$
	YEAR ENDED DECEMBER 31,
	2006(1)	2005(1)(2)	2004(1)(2)	2003(1)(2)	2002(1)(2)
Statement of Operations Data:
Revenue	17,716,778	13,785,449	9,496,569	14,254,652	6,092,200
Physician fees and other direct costs	12,774,491	10,292,966	7,271,148	11,494,170	4,929,138
Gross margin	4,942,287	3,492,483	2,225,421	2,760,482	1,163,062
Operating expenses before undernoted items	4,783,691	3,785,778	3,601,423	2,884,206	1,808,498
Depreciation and amortization	231,721	243,413	134,238	52,851	52,453
Other expenses	100,691	432,747	865,939	1,274,217	416,667
Loss before income taxes	(27,429)	(969,455)	(2,318,552)	(1,450,792)	(1,114,526)
Income taxes (recovery)	-	-	-	(2,458)	-
Minority interest	-	-	-	(2,094)	(2,211)
Income (loss) on discontinued operations	851,140	112,898	977,348	(128,410)	508,651
Net income (loss) - Canadian GAAP	823,711	(856,557)	(1,341,205)	(1,574,650)	(603,664)
Net income (loss) - US GAAP	871,835	(856,557)	(1341,205)	(1,574,650)	(603,664)
Preferred share dividends	-	-	(34,173)	(135,006)	(134,983)
Forgiveness of preferred share dividends	-	-	579,582	-	-
Net income (loss) attributable to common shareholders - Canadian GAAP	823,711	(856,557)	(795,796)	(1,709,656)	(738,647)
Net income (loss) attributable to common shareholders - US GAAP	871,835	(856,557)	(631,169)	(2,267,543)	(754,197)
Net income (loss) per common share (basic and diluted) (3)
Continuing operations	0.00	(0.02)	(0.05)	(0.17)	(0.08)
Discontinued operations	0.01	0.00	0.03	(0.01)	0.05
Balance Sheet Data:
Working Capital Surplus (deficiency)	3,912,219	(56,542)	1,224,127	(3,169,692)	(2,329,525)
Total Assets	7,900,792	4,618,106	7,322,027	4,044,225	3,641,207
Long-term debt	453,369	599,991	599,991	599,991	590,536
Shareholders' equity (deficiency)-Canadian GAAP	1,423,957	81,477	559,249	(3,448,142)	(2,341,861)
Shareholders' equity (deficiency) - US GAAP	906,562	81,477	559,849	(3,448,142)	(2,341,861)
Year end US$ exchange rate (equivalent to 1Cdn$)	0.86	0.86	0.83	0.77	0.63
Average US$ exchange rate (equivalent to 1Cdn$)	0.88	0.83	0.77	0.71	0.64
Range of high and low rates (equivalent to 1Cdn$)	0.85 to 0.91	0.79 to 0.87	0.71 to 0.85	0.63 to 0.78	0.62 to 0.67

(1)
In Q1 2005, the Company reclassified its results from Government Healthcare Services (related to the DND contract) to discontinued operations. Accordingly, the results of operations have been reclassified to the discontinued line item on the income statement for the respective periods ended December 31, 2004, 2003, 2002 and 2001.

(2)
Shareholders’ equity (deficiency) under U.S. GAAP has been restated for the correction of an error which has the effect of decreasing shareholders’ equity under U.S. GAAP by $1,087,272 from that previously reported for each of the years from 2002 to 2005. See Note 18(b) of the accompanying consolidated financial statements.

(3)	Basic loss per common share reflects net loss available to common shareholders divided by the weighted average number of common shares outstanding.

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

	4TH QUARTER		3rd QUARTER		2nd QUARTER		1ST QUARTER
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	4,509,417	3,954,733	4,166,648	3,984,986	4,735,557	2,880,374	4,305,156	2,965,356
Gross Profit	1,265,379	1,059,484	1,102,735	958,351	1,377,488	712,912	1,196,685	761,737
Income (loss) before undernoted items	(22,010)	183,506	(135,167)	17,497	210,001	(204,613)	105,771	(289,676)
Net Income (loss) before discontinued operations	38,331	(40,986)	(191,185)	(71,967)	145,174	(278,434)	(19,750)	(578,068)
Gain (loss) from discontinued operations	(333,479)	3,021	5 48,640	(65,191)	547,391	(106,089)	88,589	281,157
Net income (loss) for the period	(295,148)	(37,965)	3 57,455	(137,158)	692,565	(384,523)	68,839	(296,911)
Net income (loss) per common share (basic and diluted)
Continuing operations	0.00	(0.00)	(0.00)	(0.00)	0.00	(0.00)	(0.00)	(0.01)
Discontinued operations	(0.01)	0.00	0.01	(0.00)	0.01	(0.00)	0 .00	0.00

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

BUSINESS OVERVIEW

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services. In 2006, 60% of the Company’s revenue was generated by the Staffing Solutions unit; 33% by the Medical Services unit; and 7% by the Healthcare Consulting unit. From a Gross Margin perspective, the contribution was 37%, 49% and 14%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system. Some of these challenges including the growing shortage of ER doctors, longer waiting times by patients to access chronic pain specialists, and the growing cost of public medicine, play directly into the Company’s strengths.

The Company’s Staffing Solutions provide physician and nurse practitioner staffing services to more than 30 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

MEII’s Medical Services include chronic pain management and intravenous infusion services for pharmaceutical companies in conveniently located community-based clinics.

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

The growth of Healthcare Consulting Services is dependent on market developments in Canadian healthcare. At this time, it is perceived that growth opportunities abound because of on-going demand for health human resource planning, primary healthcare reform initiatives and pandemic planning. For the Company to be successful it must improve its business development tools to ensure that it is in front of the right business opportunities at the right time.

Refer to ITEM 1: FACTORS AFFECTING MEII’S BUSINESS.

STAFFING SOLUTIONS

MEII is the leading provider of ER doctors to Ontario hospitals. The Company provides physician-staffing services to more than 30 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities. The Company believes that on-going physician shortages and continuing demand for improved levels of care will continue to drive its Staffing Solutions business.

In addition to its conventional ER staffing, MEII has developed a unique integrated staffing solution, which was trialed in 1996 to recruit primary care practitioners into mental health facilities. Based on patient population, the nature of the cases being treated, and the total cost of the current system, MEII introduced a healthcare model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its tenth year of operation, has received high satisfaction ratings from both staff and patients, resulting in one of the Company’s clients receiving the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health in Toronto, Canada, awarded MEII a similar contract for primary care services. In 2004, the Company introduced Primary Health Care Nurse Practitioners to its mix of healthcare providers in community-based hospitals.

In September 2006 the Company recruited Dr. Jim Ducharme to lead the clinical aspect of Staffing Solutions. Dr. Ducharme is a nationally recognized emergency medicine specialist and is the past president of the Canadian Association of Emergency Physicians. Dr. Ducharme brings a very broad perspective of the challenges facing emergency departments today and he is an important asset in the Company’s future growth of the Staffing Solutions business. Dr Ducharme was instrumental in the Company’s development of a training program designed for Ontario’s family physicians. In concert with the College of Family Physicians, MEII developed and hosted training sessions designed to re-introduce family physicians to the ER. The program was well received and it is anticipated that future training sessions will ensue in 2007. Concurrent with the addition of Dr. Ducharme, the division was realigned to expand its business development capabilities in anticipation of increased staffing opportunities.

MEDICAL SERVICES

MEII provides innovative medical services directly to healthcare consumers.

Infusion Services
In March 2001, MEII entered into an agreement with Schering Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with various inflammatory disorders, including rheumatoid arthritis and Crohn's disease. The Company delivered more than 10,100 infusions in 2006.

MEII expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of December 31, 2006, the Company operated 16 virtual clinics across Ontario. On an as-required basis, the Company rents space in community-based medical clinics. MEII’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs. The Remicade™ is supplied by a local pharmacy.

Remicade™ is currently approved by Health Canada for six indications in Ontario: rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis ulcerative colitis, psoriatic arthritis and psoriasis. . Once an indication is approved by Health Canada, it is more likely that doctors will prescribe the medicine and that insurance companies will insure the medicine. Historically, more than 85% of infusions have related to Crohn’s disease and rheumatoid arthritis. Total infusions grew by 39% in 2006, growth for the two key indications was less than 8% in the year. The Company expects growth related to Remicade™ to level off unless additional indications are approved by Health Canada.

The Company continues to look for additional products to offer through its infusion clinics and the opportunity to open clinics in new locations. In the January 2007 the Company opened six new clinic locations.

Pain Management Services
MEII’s chronic pain management service, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. A second location, in downtown Toronto, was opened in December 2004, two more locations were opened in 2005, in Hamilton and Mississauga and a fifth one in Oakville, Ontario opened in 2006.

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

The clinic that CPM acquired in November 2004 increased patient visits from approximately 300 patients per month to more than 700 patients per month during 2006; year-over-year, CPM more than doubled its patient visits from approximately 8,000 patients in 2005 to 16,300 in 2006.

Plans are underway to further increase capacity in 2007 by training more doctors and by opening additional clinic locations. During the first quarter of 2007, new clinics have been opened in Oshawa, Ottawa and London, Ontario.

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently the Company is providing consulting services under several contracts, advising on a range of issues related to primary care staffing, health human resource planning, and integrated service delivery models.

In 2006 the Company provided services to the Ministry of Health and Long-Term Care, Ontario, in regards to pandemic planning and the use of nurse practitioners and physicians’ assistants in an ER setting; developed and designed nine business plans with respect to Family Health Teams across Ontario; and assisted the Ministry of Health, Nova Scotia in researching the use of international medical graduates.

Similar opportunities are being explored both across Canada and internationally.

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

RESULTS OF OPERATIONS

REVENUE

The Company's revenue from continuing operations for the year ended December 31, 2006 was $17,716,778 compared to $13,785,449 for the year ended December 31, 2005 and $9,496,569 for the year ended December 31, 2004.

Divisional revenues were:

($millions)	Year Ended December 31,
Division	2006	2005	2004
Staffing Solutions	10.7	9.3	7.5
Medical Services	5.9	3.4	1.2
Healthcare Consulting	1.1	1.1	0.8
Total	17.7	13.8	9.5

Revenue for the Staffing Solutions business increased by 15% in 2006 over 2005. This was the result of increased revenues in the first half of the year, compared to the first half of 2005. As disclosed previously, the Company lost a significant contract in June 2006 and consequently revenues in the second half of the year were lower than the same period in 2005.

Staffing revenues increased 24% in 2005 over 2004. In late 2004 and early 2005, the Company undertook a review of its Staffing operations. To encourage growth, the Company reduced some of its rates. Reception to this initiative was strong and the result was that at the end of 2005 the Company managed about 40 staffing contracts compared to about 25 a year earlier.

Revenue for Medical Services increased 75%, to $5,897,883 compared to $3,368,963 for the year ended December 31, 2005. The increase in revenues in 2006 was driven by the following:

1.  In late 2004, the Company launched its Pain Management business. In 2006 the Pain Management business generated $3,197,781 in revenue compared to $1,563,729 in 2005 as the Company grew from four to five clinics. As discussed previously, the Company believes that the Pain Management business represents an opportunity to generate considerable growth. It is a field of healthcare that is vastly under serviced in Canada. The Company has recently opened three additional clinics and more sites are scheduled for 2007. It is anticipated that strong revenue growth will continue in the current fiscal year.

2.   The Infusion business increased to $2,700,102 from $1,805,234 in 2005. The 50% increase in the Infusion business was driven by a 39% increase in infusions from 7,311 in 2005 to 10,140 in 2006 and an 8% increase in revenues per infusion.

Revenue from the Medical Services division increased 230% to $3,368,963 in 2005 from $1,227,533 in 2004. The increase was driven by:

1.
In 2005, the Pain Management business generated $1,563,729 in revenue compared to approximately $90,000 in 2004. The Company opened three clinics in 2005, expanding from a single clinic to four locations. The growth also reflects a full year of operations compared to 2004 when the business was launched in November of that year.

2.
The Infusion business increased $0.6 million to $1,805,234 from approximately $1.2 million in 2004 The 50% growth in Infusions during 2005 was driven by a 25% increase in infusions from about 6,000 in 2004 to more than 7,500 in 2005 and by the introduction of additional services at our Infusion clinics. The additional services also increased revenues by about 25%.

Revenue for the year ended December 31, 2006 from Healthcare Consulting was $1,110,355 compared to $1,131,692 during the year ended December 31, 2005 and $789,912 for fiscal 2004. For the last two years the Company has increased its focus on its Consulting practice. Much of the work in 2006 was related to the Province of Ontario’s Family Health Team initiative, which was launched in 2005. Certain contracts anticipated in 2006 did not come to fruition and as a result growth in the division was stalled and revenues for the year decreased slightly from 2005. Successes in health human resource planning and primary care renewal, led to increased 43% growth in revenues in 2005 compared to 2004.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $4,942,287, or 42% for the year ended December 31, 2006 from $3,492,483 for the year ended December 31, 2005 and compared to $2,225,421 for the year ended December 31, 2004.

($millions)	Year Ended December 31,
Division	2006	2005	2004
Staffing Solutions	1.8	1.7	1.4
Medical Services	2.4	1.2	0.5
Healthcare Consulting	0.7	0.6	0.3
Total	4.9	3.5	2.2

Gross Margin for the Staffing Solutions business increased by 6% in 2006 over 2005. This was the result of increased activity in the first half of the year, compared to the first half of 2005. As disclosed previously, the Company lost a significant contract in June 2006 and consequently Gross Margin in the second half of the year was lower than the same period in 2005.

The Gross Margin from the Staffing business increased to $1,735,469 from $1,311,258 in 2004. The increase of 32% was largely derived by the increase in the number of contracts under management ($250K) and to a lesser extent by an increase in the gross margin percentage; 18.7% in 2005 versus 17.6% in 2004. Despite the fact that the Company lowered some of its fees in 2005, it also introduced set-up fees for new contracts. This yielded a net increase in gross margin per contract.

Gross Margin for Medical Services increased 107% from $1,175,446 in 2005 to $2,432,213 in 2006. As discussed above this is a result of increased activity with the Pain Management business, where Gross Margin increased from $352,281 in 2005 to $999,063 in 2006 and the increased activity with the Infusion business, where Gross Margin increased to $1,433,150 in 2006 from $823,165 in 2005.

The Gross Margin for Medical Services increased 116% to $1,175,446 in 2005 compared to $544,454 in 2004. As discussed above concerning revenue, this is attributable to the launch of the Pain management business ($0.3 million) and the increased Infusion volumes ($.38 million) and better margin per infusion ($0.02 million).

The Gross Margin for Healthcare Consulting increased from $581,568 in 2005 to $691,436 in 2006, even though revenues decreased $20,000 over the same period. Gross Margin increased because the Company used more internal resources to complete the consulting projects. While Gross Margin increased as a result, this also increased operating costs for the division.

The Gross Margin for Healthcare Consulting doubled in 2005 from $335,477 in 2004 to $581,568 in 2005. The increase is Gross Margin is attributable to increased volume of activity in 2005 and also to better quoting of contracts. As experience is gained by the Consulting team, we are better able to increase our yield on our contracts.

OPERATING EXPENSES

Operating expenses are comprised of both divisional and corporate expenses. Corporate expenses are allocated to the divisions, based on criteria relevant to the expense in question.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

($millions)	Year Ended December 31,
Division	2006	2005	2004
Staffing Solutions	1.70	1.71	2.04
Medical Services	2.30	1.48	0.93
Healthcare Consulting	0.78	0.60	0.63
Total	4.78	3.79	3.60

On an overall basis, operating expenses increased 26% or $997,767 to $4,783,545 for the 2006 from $3,785,778 in 2005. The increase was largely attributable to increased costs associated with the Medical Services unit where costs increased by $823,580, driven by increased business volumes.

In 2005, operating costs associated with Medical Services increased 59%, or $0.55 million. This was associated with an increase in all expenses as costs increased in line with the increased volume of business in the division.

AMORTIZATION AND INTEREST

Amortization expenses decreased from $243,413 in 2005 to $231,721 in 2006. Additions to property, plant and equipment increased substantially in the year from $152,200 in 2005 to $419,344 in 2006. Many of the capital expenditures in 2006 were related to assets that are amortized over five or more years. In 2005 and 2004 most of the capital expenditures were related to assets which are amortized over one to three years. Consequently, even though capital expenditures increased significantly, amortization expenses decreased in the year. During 2004 and 2005, the Company increased its capital spending on computer hardware and software and also on office furniture and leaseholds. The equipment upgrades were part of a planned upgrade which occurred after the May 2004 equity financing. The leasehold improvements arose after the Company moved its head office in June 2004. Additionally, in 2005 the Company invested about $80,000 on leaseholds associated with its pain clinics.

In 2006 the Company earned interest net of bank charges of $60,711 compared to interest and bank charges of $19,868 in 2005. With the equity financing and settlement of an outstanding lawsuit in 2006, the Company’s cash balance increased from an average of approximately $400,000 to in excess of $4,000,000. In 2004, the Company incurred interest and bank charges of approximately $58,000. These costs were largely incurred before the Company’s financing in May 2004, at which time the Company went from a net borrower to a net investor of cash.

Interest on long-term debt in 2006 increased from $41,999 in 2005 to $68,011. The increase is associated with the interest charges attributed to the Series I Special Shares. This is a non-cash expense. In 2005 and 2004, the only interest charges are associated with the Notes Payable.

OTHER INCOME AND EXPENSES

Stock based compensation expenses were $93,391 in 2006 compared to $370,881 in 2005. Stock based compensation expenses arise when options or warrants, issued to employees or others, vest. In 2006 the Company extended the expiry date of 1,437,500 stock purchase warrants from February 2006 to September 2006. Also during 2006, 37,500 stock options vested. In 2005, 225,000 stock options vested and the expiry date of the 1,437,500 stock purchase warrants, were extended by one year. The exercise price of the stock purchase warrants was also reduced from $0.50 to $0.20. In 2004, 262,500 options vested.

There were no meaningful Other Expenses in 2006 and 2005. In 2004, there was a one-time impact of the closing costs of $609,214 associated with an equity financing.

In 2006, the Company earned Other Income of $146,387 on the partial settlement of Notes Payable. Notes Payable of $299,995 plus accrued interest totaling $426,387 were settled through an agreement to pay $280,000 in equal quarterly installments over two years. There was no meaningful Other Income in 2005 or 2004.

INCOME TAXES

For the years ended December 31, 2006, 2005 and 2004, respectively, there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years. The Company pays income taxes in accordance with Canadian federal and provincial income tax legislation. We do not expect to pay significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS

Government Health Services
During the year ended December 31, 2006, the Company had a profit from Government Health Services (the “DND Contract”) of $1,229,257 compared to $144,033 in 2005. On July 11, 2006, the Company settled outstanding litigation regarding the loss of the DND contract. Pursuant to the settlement, the Company received CDN$2.0 million ($1.8 million) and the litigants exchanged full and final releases. Proceeds of the settlement, net of expenses of approximately $570,000, were recorded as income from Discontinued Operations by the Company. Income from the DND Contract was $1,034,974 for the year ended December 31, 2004, the last period in which the contract was operational for a full year.

Family Medical Clinics
For the year ended December 31, 2006 the Company reported a loss from its Family Medical Clinics of $378,116 compared to a loss of $31,105 in the year ended 2005. Included in the loss are operating losses of $253,943 and amounts totaling $124,173 regarding the write-off of amounts due from AIM Health Group (“AIM”). The operating losses increased in 2006 because of losses incurred at a clinic in Calgary, Alberta. The operations of the Alberta clinic were re-assumed in late 2005, when the buyer of the clinic defaulted on certain of its obligations. The loss on amounts due from AIM is comprised of $83,195 in regards to the redemption of Preferred Shares and $40,978 regarding the write-off of sundry amounts due from AIM. The Preferred Shares and other amounts receivable arose from the sale of family practice clinics in 2003. The Family Medical Clinics were not operational in 2004; however, the investment in AIM, which resulted from the sale of the Family Medical Clinics in 2003, were written-down in 2004 by $57,626. The clinic operations underperformed in 2006 and the Company is in the process of disposing of all Family Medical Clinics.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2006, the Company's cash position was $4,028,128 compared to $660,947 as at December 21, 2005 and compared to $2,312,156 at December 31, 2004.

In 2006, the Company’s principal source of liquidity was the settlement of the Calian transaction. On July 11, 2006, the Company settled its outstanding litigation regarding the loss of the DND Contract. Pursuant to the settlement, Calian paid $CDN2.0 million (approximately $1.8 million at the time of payment) to the Company and the parties exchanged full and final releases. Concurrently, the Company and Calian executed definitive agreements for the private placement by the Company to Calian of 8,750,000 shares of the Company’s newly designated Series I Shares for aggregate gross proceeds to the Company of CDN$3.5 million (approximately $3.1 million at the time of agreement).

Historically we have incurred operating losses. Losses were stabilized and reversed in the latter half of 2005. With the Calian settlement, the Company elected to expand its growth plans, notably with respect to its Pain Management business. During the fourth quarter of 2006 the Company increased spending in the Pain division by approximately $80,000 with the new expenditures focused on increasing the operational capacity of the division. Similarly capital expenditures associated with the Pain division increased. The Company announced the opening of three new clinics in January 2007, much of which was financed in 2006.

The reduction in the cash position of ($1,651,209) in 2005 over 2004 resulted from (a) a ($530,085) loss from operations, comprised of ($355,162) of operating losses from continuing operations, less non-cash items, of ($174,923); (b) a ($946,239) loss from discontinued operations, comprised of a $112,898 profit from discontinued operations and a ($1,059,137) decrease in working capital from discontinued operations; and (c) approximately ($182,789) used by the Company in investing activities with respect to the purchase of property, plant and equipment. These monies were largely used to fund the acquisition of leasehold improvements at the Company’s pain clinics.

While the Company believes that cash on hand is adequate to finance our working capital, capital expenditure, and other obligations as described in the Contractual Obligations and Commercial Commitments table, below, nevertheless, the Company has initiated discussions with a lease financing company to finance a portion of the capital costs associated with Pain division growth plans.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company is committed to contractual obligations totaling $4.3 million. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. Contractual obligations are as follows:
							Total
	2007	2008	2009	2010	2011	Thereafter	Obligations
Long-term debt[1]	$330,530	$302,343	$0	$0	$0	$0	$632,873
Operating lease obligations[2]	827,113	650,665	550,843	464,781	330,710	19,024	2,843,136
Notes payable[3]	74,400	361,995	-	-	-	-	436,395

	$1,232,043	$1,315,003	$550,843	$464,781	$330,710	$19,024	$3,912,404

Notes:
1   These amounts include interest on long-term debt at the prescribed rate established by the Canada Revenue Agency (CRA), currently set at 3.6%. These interest costs have been waived by CRA in recent years.
2   No provision is included in these amounts for the contingent lease obligations of approximately $926,000 referenced in Note 16 (iv) of the accompanying financial statements.
3   Includes interest at the rate of 7%. Interest is payable in cash or by the issuance of common stock, or any combination thereof.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: (i) the reported amounts of revenues and expenses, (ii) the disclosure of contingent liabilities, (iii) the carrying value of property, plant, and equipment and the rate of amortization related thereto, (iv) the determination of stock based compensation and (v) accounting for income taxes. We evaluate our estimates on an on-going basis. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2006, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

•
We maintain an allowance for doubtful accounts for estimated losses resulting from fraudulent claims made by patients, the inability of our corporate customers to make required payments, or as a result of a dispute in the invoiced amount. Fraudulent claims arise when patients seek medical care and provide an invalid health card for payment. The introduction of electronic medical records services, which pre-screen patients prior to services being rendered, is rapidly diminishing our exposure to fraudulent claims by patients. We determine the adequacy of our bad debt allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic and business conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded our allowances. As of December 31, 2006, our allowance for doubtful accounts was $23,203 (2005 - $17,836).

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

•
Valuation allowances primarily relate to potential future tax assets arising from accounting amortization claimed in excess of tax depreciation and tax losses carried forward. Management must assess both positive and negative evidence when determining whether it is more likely than not that future tax assets will be recoverable in future periods. Based on this assessment, a valuation allowance must be established where management has determined, based on current facts and reasonable assumptions, that such future tax assets will not likely be realized by the Company. Realization is based on the Company’s ability to generate sufficient future taxable income. The Company intends to maintain a valuation allowance against its future tax assets until sufficient positive evidence exists to support its reversal. Changes in material assumptions can occur from period to period due to the aging of prior year’s losses, the cumulative effect of current period taxable income and other sources of positive and negative evidence. If these changes in material assumptions were to provide sufficient positive evidence, The Company could record the net benefit of $2.5 million associated with non-capital loss carryforwards and tax pools of $7.5 million, or a portion thereof, as a recovery of income taxes in the period when realization becomes more likely than not and a corresponding increase in net future income tax assets.

•
The Company is required to make certain assumptions in determining the value of stock based compensation. Management has applied the Black Scholes model for determining the value of stock based compensation. Inherent in the application of the Black Scholes model are certain assumptions with respect to the future payment of dividends, the risk free rate of return and volatility of the stock. Based on these assumptions a charge to income is incurred when these instruments vest. Actual experience could vary materially from the assumptions made by management.

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

In June 2006, FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06−3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06−3 requires disclosure of an entity's accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The adoption of Issue No. 06−3, which is effective for interim and annual reporting periods beginning after December 15, 2006, is not expected to have an impact on the Company's consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement on our consolidated financial statements.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted in a separate section of this report beginning on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

We have undertaken significant efforts to establish a framework to improve internal controls over financial reporting.  We committed considerable resources to design, implement and document our internal controls. In performing the assessment, our management believes that these efforts have improved our internal controls over financial reporting; however, management has identified one material weakness in internal control over financial reporting existing as of December 31, 2006.  Management determined that our access controls over our financial application system did not operate to segregate incompatible duties.  This lack of segregation was not compensated effectively with other compensating, detective controls. This deficiency was evaluated as representing a more than remote likelihood that a misstatement that is more than inconsequential, but less than material, could occur. The control deficiency could result in a misstatement to the financial statement accounts, resulting in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected by our internal control over financial reporting.  As a result, management concluded that a material weakness exists and thus we are not able to conclude that our internal control over financial reporting and disclosure controls were effective as of the end of the period covered by our Annual Report on Form 10-K.  However, this weakness in our internal control over financial reporting did not result in any adjustments nor did it result in any material misstatement of our 2006 annual or interim consolidated financial statements. Management has initiated steps to segregate the incompatible duties in question.

Changes in Internal Control over Financial Reporting: There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.

Name	Age	Position

Michael Sinclair	64	Chairman of the Board

Manfred Walt	54	Director

Jacob (Koby) Ofek	49	Director

Major General Lewis MacKenzie	69	Director

John Yarnell	78	Director

Sidney Braun	47	Director

Ramesh Zacharias	55	Chief Executive Officer and Director

Donald Ross	55	Vice President - Business Development

William J. Danis	51	Chief Financial Officer and Corporate Secretary

Name	Position	Principal Occupation and Positions Held
Michael Sinclair(1)	Chairman
Dr. Sinclair has been involved in several healthcare staffing companies in North America and the United Kingdom. Dr. Sinclair was Chairman and the largest individual shareholder of Lifetime Corporation, a NYSE listed company. Through his vision and leadership, Lifetime grew to the largest home healthcare provider in the US with about U$1.2 billion in revenues and over 70,000 nurses affiliated through its nationwide branches. It was sold for more than US $600 million. Currently, he is the co-founder and Chairman of Atlantic Medical Management, which manages the New York based healthcare venture fund Atlantic Medical Capital. He serves as the non-executive chairman of two portfolio companies: Nursefinders and Healthcare Capital Resources. Dr. Sinclair has served as Chairman of the Company’s Board of Directors since May 2004.

Manfred Walt (1)(2)(4)	Director
Mr. Walt is President and CEO of Walt and Co Inc an investment and management company that since May 2002 provides consulting services to various Reichmann family entities and other third parties. Mr. Walt joined entities affiliated with Paul Reichmann and his family in May 1998 as Executive Vice President and Chief Financial Officer of Central Park Lodges Ltd., a privately held retirement home company, a position he held to March 2003.  From April 2001 to April 2002 he was Executive Vice President and Chief Financial Officer of Retirement Residences Real Estate Investment Trust (“RRR”) a TSX publicly listed REIT. Mr. Walt was also a trustee of RRR from May 2005 to January 2006. Since September 2006 Mr. Walt has been a Strategic Advisor to Chartwell Seniors Housing REIT (CSH.un:TSX) the largest Seniors housing entity in Canada and since November 2003 a consultant to and director of its affiliate Spectrum Seniors Housing Development Corp, the largest developer of assisted living facilities in Canada. Mr. Walt is a director elect for Killam Properties Ltd (KMP:TSX) a publicly traded, Atlantic Canada based, real estate company focused on the acquisition, re-development, and management of multi-family apartments and manufactured home communities. Mr. Walt has served as a director of the Company since May 2004.

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
John Yarnell is the President of Yarnell Companies Inc. Yarnell Companies Inc. is an investment and management services company formed in 1978 to invest and manage venture capital initiatives. Mr. Yarnell is currently the chairman of YTW Growth Capital, Summit Energy Management Inc. and Broadband Learning Corporation and a director of Alexandria Minerals Corporation. Mr. Yarnell is the founder and retired Chairman of the Quorum Group of companies and a former director and chairman of Poco Petroleums Ltd., Guard Inc., and Aluma Systems Inc. He is a graduate of The University of Manitoba and Harvard Business School. Mr. Yarnell has served as a director of the Company since December 2002.

Sidney Braun	Director
Mr. Braun is the President of ROMlight International Inc., a designer of electronic ballasts. Prior to joining ROMlight, Mr. Braun was President and Chief Operating Officer of Med-Emerg from June 2004 to August 2006. Prior to joining Med-Emerg in 2004, Mr. Braun was an exclusive subcontractor to Poalim/IBI, the largest investment bank in Israel, covering the European financial markets. For approximately two years prior to that, Mr. Braun was a representative for Raphael Zorn Helmsley, a UK investment bank.

Ramesh Zacharias	Chief Executive Officer and Director
Dr. Ramesh Zacharias is the founder of Med-Emerg International Inc. and serves as its President and Chief Executive Officer, and Executive Medical Director. He has practiced medicine in Canada since 1981 and has extensive experience in the delivery of emergency and primary, medical care. He has provided consulting services regarding the delivery of emergency care internationally in the Caribbean, Saipan and Malaysia and provided management-consulting services regarding the operation of medical clinics in Canada, the United States and Russia. In his continued role in providing medical insight and with his extensive business experience, he provides the strategic guidance and leadership to the Company’s management team. Under his leadership, MEII has grown to become the leading Canadian medical clinic management and medical staffing organization. Dr. Zacharias has served as a director of the Company since September 1983.

Name	Position	Principal Occupation and Positions Held
Donald Ross	Vice President Business Development
Dr. Ross has been Vice-President of Med-Emerg International Inc. since November 2000 and is responsible for business development for the Company. He is an experienced healthcare executive, responsible for hands-on day-to-day operations. In addition to his professional experience, Don holds a Masters degree in Clinical Epidemiology, is a Doctor of Dental Medicine, and has an honors Bachelors degree in neurophysiology from the University of British Columbia. Prior to working with the Company, Don was the Executive Vice President (Health Care) of Aetna Canada for five years and has extensive experience in managing clinical business units in the public and private sectors.

William J. Danis	Chief Financial Officer and Corporate Secretary
Mr. Danis has served as the Company’s Chief Financial Officer and Treasurer since May 2003. He is an experienced financial professional, bringing 25 years of operational and investment experience to his role at MEII. Prior to joining the company he was a founding partner of Greybrook Corporation, a private equity investment company. Previously he held senior investment roles with Working Ventures Canadian Fund Inc. and Royal Trust Enterprise Capital. He left public accounting in 1985 to accept the position of Managing Director of an offshore subsidiary of Brookfield Asset Management Inc. (TSX:BAM.A).

Notes:
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Governance and Nomination Committee
(4) Mr. Walt was a director of Oxford Automotive Inc., a private company which in January 2002, commenced a pre-packaged Chapter 11 filing in conjunction with a financial recapitalization as a result of the severe downturn in production volumes in the North American auto parts industry.  Oxford Automotive Inc. emerged from Chapter 11 in June 2002 and Mr. Walt retired from its board in November 2003.

Board Meetings Structure
The Board met five times during the year ended December 31, 2006. No director who served during the 2006 fiscal year attended fewer than 80% of the meetings of the Board and of the committees of the Board of which he was a member.

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

Board Committees

The Board has a Compensation Committee, Corporate Governance and Nomination Committee and an Audit Committee.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer, and for administering the Company’s stock option plans. Members of the Compensation Committee are Dr. Sinclair and Messrs. Walt, Ofek, MacKenzie and Yarnell. The Compensation Committee met four times in 2006.

The Corporate Governance and Nomination Committee is jointly tasked with developing and reviewing the Company’s approach to corporate governance issues, including the public disclosure of the Company’s corporate governance practices and to monitoring the Board’s succession plan for the Board of Directors, the CEO and other senior management. The Committee is comprised of Messrs. MacKenzie and Yarnell. The Corporate Governance and Nomination Committee met twice in 2006.

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent auditors and internal audit department evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The Audit Committee is comprised of three members: Messrs. Walt, MacKenzie and Yarnell. The Company believes that each member of the Audit Committee meets the independence criteria set out in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers and the rules of the and other requirements of the SEC. The Board of Directors has determined that Mr. Yarnell qualifies as an "audit committee financial expert" as defined in the rules of the SEC. The Audit Committee met five times in 2006.

The Company has adopted a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of this code was attached to the Company’s Annual Report in Form 10-K for the year ended December 31, 2006.

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

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all section 16(a) filing requirements were met during fiscal year 2006.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program
The Compensation Committee of the Company's Board of Directors is responsible for establishing and evaluating the Company's policies governing the compensation of its executive officers and the Named Executive Officers. The Compensation Committee's goal is to ensure that the total compensation paid to each of the Company's Named Executive Officers is fair, reasonable and competitive. The Compensation Committee operates under the terms of a written charter.

Compensation Objective
The objectives of the Company's executive compensation programs are to:
• attract and retain talented and experienced management personnel;
• motivate and reward members of management whose knowledge, skills, performance and business relationships are critical to the Company's success; and
    • align the interests of the Company's management and stockholders by motivating management to increase stockholder value and rewarding management when stockholder value increases.

The Company's executive compensation programs are designed to compensate individual management personnel based on a number of factors, including:
• the individual's position and responsibilities within the Company;
• the overall importance of the individual's responsibilities in helping the Company achieve success;
• specific tasks that the individual may be required to perform during a particular time period;
• the individual's skill set, experience and education;
• market conditions, as measured by (among other things) feedback from recruiters and the Company's knowledge of peer company compensation policies;
• the Company's performance in areas for which the individual has responsibility; and
• the Company's overall performance.

Role of Executive Officers and Others in Compensation Decisions
The Compensation Committee makes all final decisions with respect to the compensation received by the Company's Named Executive Officers. It engages in arm's length negotiation and discussions with Dr. Zacharias, Dr. Ross and Mr. Danis with respect to each of their compensation packages, but deliberates outside their presence when making decisions on such matters.

Setting Executive Compensation
During 2004, the Compensation Committee deliberated on the transition in the Company's general long-term equity incentive compensation policy from granting options that vested immediately to granting restricted stock options that vested over time and were subject to certain performance measurements. These changes are discussed further below.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for the Named Executive Officers were:
• annual base salary;
• cash bonuses paid upon the completion of the Company's financing in July 2006;
• long-term equity incentive compensation; and
• other benefits.

Base Salary
Base salary is designed to attract and retain experienced executive officers who can drive the achievement of the Company's goals. Base salary is intended to provide Named Executive Officers with a predictable amount of cash flow that allows them to cover their day-to-day living expenses. Initial base salaries are primarily determined by arm's length negotiation with a prospective employee. Increases to base salary are determined based on a variety of factors, including individual performance, changes in role and/or responsibility and changes in the competitive market environment (including other potential opportunities available to existing employees). Base salaries were renegotiated in 2004 and the base salaries, as negotiated, continued for the three year duration of the Named Executive Officers’ employment agreements.

Financing Bonuses
In July 2006, the Company completed a transaction pursuant to which it raised approximately $3.1 million from the private placement of Series I Special Shares and settled litigation for proceeds of approximately $1.8 million. The consummation of this transaction was a significant corporate goal and had required the dedicated effort of members of the management team while continuing to handle their respective responsibilities for the day-to-day operations of the Company. In order to reward them for achieving this goal, the Compensation Committee awarded additional discretionary cash bonuses to each of them upon completion of the transaction based on the individual efforts of each in consummating this financing, as further described in the footnotes to the Summary Compensation Table below.

Long-Term Equity Incentive Compensation
The Company awards long-term equity incentive awards the Named Executive Officers, as part of its total compensation package. These awards are intended to align the interests of employees to the interests of the Company's stockholders. The Compensation Committee reviews and approves the amount and type of each award to be granted to each employee. The Compensation Committee considers equity grants when the Named Executive Officers negotiate their employment agreements, although grants may be considered at other times to attract employees, to reward performance and/or to retain current employees. The amount, type and features of long-term equity incentive awards, if any, to be awarded to each employee is evaluated by the Compensation Committee based on a number of factors, including the past service of such employee to the

Compensation Committee based on a number of factors, including the past service of such employee to the Company, the present and potential contributions of such employee to the Company's success, such employee's then-current stock holdings, years of service, position with the Company and other factors. The Compensation Committee does not apply a formula assigning specific weights to any of these factors when making its determination.

The Company's long-term equity incentive awards typically take the form of options to acquire its common stock. Stock option awards provide the holder with the right to purchase shares of Common Stock at a fixed exercise price for a period of up to ten years. Stock options are granted at a price not less than the prevailing market value at the time of grant and have realizable value only if the Company's stock price increases. Stock options that were awarded in 2004 vested over a five year period. Previously, stock option awards vested immediately. There were no option grants in fiscal 2005 and 2006 to the Named Executive Officers.

Other Benefits
Health and Welfare Benefits. All full-time employees, including the Named Executive Officers, may participate in the Company's health and welfare benefit programs, including medical, dental and vision care coverage and disability insurance.

Perquisites. The Compensation Committee's policy is to provide limited perquisites, and it does not believe these perquisites and other personal benefits constitute a material component of a Named Executive Officer's compensation package.

Policy with Respect to Employment Agreements
The Compensation Committee's policy is for the Company to enter into employment agreements with each of its Named Executive Officers for a number of reasons, including the following:
•	the need to provide severance benefits that are competitive with those offered by other, similarly situated companies;
•
the belief that severance benefits help to ensure that management is not financially motivated to frustrate the execution of a change-in-control transaction for fear that their personal compensation will be negatively impacted as a result thereof;

•	the ability to include non-competition and non-solicitation covenants in such employment agreements in order to reduce the risk that a key member of management is recruited by a competitor;
•	the increased certainty resulting from negotiated employment agreements reduces that distraction caused by ongoing negotiations over compensation matters.

The Company currently has employment agreements with each of the Named Executive Officers, which are described further under the caption "Employment Agreements" below.

Summary Compensation Table
The following table sets forth information for the fiscal year ended December 31, 2006 concerning compensation of (1) all individuals serving as our principal executive officer during the fiscal year ended December 31, 2006,
(2) all individuals serving as our principal financial officer during the fiscal year ended December 31, 2006, and
(3) the two other employees who were serving as executive officers as of December 31, 2006 and whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"):
				Stock	All Other
		Salary (1)	Bonus (3)	Awards (4)	Compensation	Total
Name and Principal Position	Year	$	$	$	$	$
Ramesh Zacharias Chief Executive Officer	2006	348,000	27,000	-	-	375,000
Sidney Braun (2) President and COO	2006	154,000	15,000	-	-	169,000
Donald Ross Vice President, Business Development	2006	151,000	15,000	-	-	166,000
William Danis Chief Financial Officer and Treasurer	2006	176,000	15,000	-	-	191,000

1. All amounts are in Canadian dollars.
2. Mr. Braun resigned in August 2006. He continues with the Company as a member of the Board of Directors.
3. Represents a bonus award pursuant to a financing transaction in July 2006.
4. The Company granted performance based share options in 2004, 20% of which vested in 2006. The criteria underlying these performance options were not satisfied and no options were earned in the year.

Grants of Plan-Based Awards
There were no options awarded during the year ended December 31, 2006.
Employment Agreements

Ramesh Zacharias
On February 6, 2006, the Company entered into a thirty-six (36) month employment agreement (the "Zacharias Agreement") with Ramesh Zacharias providing for his continued service as its Chief Executive Officer and a member of our Board of Directors. The Zacharias Agreement was effective as of May 31, 2004 and replaced Dr. Zacharias's prior employment agreement. Under the Zacharias Agreement, Dr. Zacharias is entitled to an annual base salary of Cdn$350,000, subject to increases in the sole discretion of the Compensation Committee. The Zacharias Agreement provided for the grant to Dr. Zacharias of 1,000,000 performance-based share options vesting 20% annually over five years. The foregoing equity awards, together with stock options previously granted to Dr. Zacharias, currently represent approximately 1.4% of the Company's equity

The Zacharias Agreement provides Dr. Zacharias with termination benefits payments equal to the greater of twelve (12) month’s salary or the amount of salary payable until the termination of the Zacharias Agreement. Dr. Zacharias is subject to certain covenants under the Zacharias Agreement, including a non-competition covenant covering the term of his employment and an additional period of eighteen (18) months thereafter.

Donald Ross
On May 31, 2004, the Company entered into a thirty-six (36) month employment agreement (the "Ross Agreement") with Donald Ross providing for his continued service as its Senior Vice President, Business Development. The Ross Agreement was effective as of May 31, 2004. Under the Ross Agreement, Dr. Ross is entitled to an annual base salary of Cdn$152,000, subject to increases in the sole discretion of the Compensation Committee. The Ross Agreement provided for the grant to Dr. Ross of 150,000 performance-based share options vesting 20% annually over five years. The foregoing equity awards, together with stock options previously granted to Dr. Ross, currently represent less than 0.4% of the Company's equity

The Ross Agreement provides Dr. Ross with termination benefits payments equal to the greater of nine (9) month’s salary or the amount of salary payable until the termination of the Ross Agreement. Dr. Ross is subject to certain covenants under the Ross Agreement, including a non-competition covenant covering the term of his employment and an additional period of nine (9) months thereafter.

William Danis
On October 27, 2005, the Company entered into a thirty-six (36) month employment agreement (the "Danis Agreement") with William Danis providing for his continued service as its Chief Financial Officer and Treasurer. The Danis Agreement was effective as of May 31, 2004. Under the Danis Agreement, Mr. Danis is entitled to an annual base salary of Cdn$176,000, subject to increases in the sole discretion of the Compensation Committee. The Danis Agreement provided for the grant to Mr. Danis of 150,000 performance-based share options vesting 20% annually over five years. The foregoing equity awards, together with stock options previously granted to Mr. Danis, currently represent less than 0.4% of the Company's equity

The Danis Agreement provides Dr. Danis with termination benefits payments equal to the greater of nine (9) month’s salary or the amount of salary payable until the termination of the Danis Agreement. Dr. Danis is subject to certain covenants under the Danis Agreement, including a non-competition covenant covering the term of his employment and an additional period of nine (9) months thereafter.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - DECEMBER 31, 2006

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options (5) # Unexercisable	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock that have not Vested #	Value of Shares or Units of Stock that Have Not Vested $
Ramesh Zacharias	200,000	0	0.50	15/05/2008	-	-
	0	600,000(1)	0.115	31/08/2009	-	-
Sidney Braun	250,000	0	0.115	30/06/2009	-	-
	0	600,000(2)	0.115	31/08/2009	-	-
Donald Ross	100,000	0	0.50	15/05/2008	-	-
	0	90,000(3)	0.115	31/08/2009	-	-
William Danis	100,000	0	0.50	28/01/2009	-	-
	0	90,000(4)	0.115	31/08/2009	-	-

(1)
1,000,000 options were awarded on August 31, 2004. The options vest 20% annually subject to specific earnings performance criteria, see note (5) below. The earnings criteria were not satisfied in 2005 or 2006.

(2)
1,000,000 options were awarded on August 31, 2004. The options vest 20% annually subject to specific earnings performance criteria, see note (5) below. The earnings criteria were not satisfied in 2005 or 2006.

(3)
150,000 options were awarded on August 31, 2004. The options vest 20% annually subject to specific earnings performance criteria, see note (5) below. The earnings criteria were not satisfied in 2005 or 2006.

(4)
150,000 options were awarded on August 31, 2004. The options vest 20% annually subject to specific earnings performance criteria, see note (5) below. The earnings criteria were not satisfied in 2005 or 2006.

(5)	The unexercisable options are subject to certain performance criteria. For the options to be exercisable the following criteria shall first be met:
•	for each of the 12 month periods ending June 30, 2007, 2008 and 2009, the earnings per share (“EPS”) shall have increased at least 20% from the EPS in the preceding twelve month period; and
•	provided that the increase in EPS shall also be at least 20% higher than the highest EPS previously obtained for any 12 month period; and
•	there shall have been at least a US$2,000,000 increase in earnings before interest, depreciation and taxes per 12 month period, commencing July 1, 2004.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2006 none of the Named Executive Officers exercised any options or held any stock awards that vested during such fiscal year.

Potential Payments Upon Termination or Change-in-Control
Except as described under the Employment Agreements, above, there are no payments or other obligations in the event of termination or change-in-control.

Director Compensation:

The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2006:

	Fees Earned or Paid in Cash	Option Awards	Total
Name (1)	$ (2)	$ (2)	$ (2)
Michael Sinclair (3)	64,500	nil	64,500
Jacob (Koby) Ofek	37,500	nil	37,500
John Yarnell (4)	37,500	nil	37,500
Manfred Walt (5)	37,500	nil	37,500
Lewis MacKenzie	37,500	nil	37,500
Sidney Braun (6)	12,700	nil	12,700

1. Ramesh Zacharias is not included in the table because he is also a Named Executive Officer in the Summary Compensation Table above. He receives no additional compensation for his service as one of our directors.
2. All amounts are in Canadian dollars.
3. Includes Cdn$27,000 bonus paid pursuant to a financing transaction in July 2006.
4. The Company pays Yarnell Companies Inc. for the services provided by Mr. Yarnell as a director.
5. The Company pays Walt & Co. Inc. for the services provided by Mr. Walt as a director.
6. Mr. Braun resigned as President and COO on August 31, 2006.

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

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below under the caption “Executive Compensation - Compensation Discussion and Analysis” with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

/s/ Michael Sinclair	/s/ Jacob (Koby) Ofek
Michael Sinclair	Jacob (Koby) Ofek
Chairman of the Board	Director
DATE: April 12, 2007	DATE: April 12, 2007

/s/ Manfred Walt	/s/ Lewis MacKenzie
Manfred Walt	Lewis MacKenzie
Director	Director
DATE: April 12, 2007	DATE: April 12, 2007

/s/ John Yarnell
John Yarnell
Director
DATE: April 12, 2007

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2007 certain information with respect to stock ownership of (i) each Named Executive Officer and director of the Company; (ii) each person known by the Company to be a beneficial owner of 5% or more of its outstanding common shares; (iii) all directors and executive officers of the Company as a group.

Name of beneficial owner (1)	Common Shares (2)	Percentage of Class (2)
Ramesh Zacharias , CEO and Director	5,985,044 (4)	11.2%
Sidney Braun , Director	1,584,538 (5)	3.7%
Do n ald Ross , Vice President, Business Development	100,000 (6)	*
William Danis , CFO and Corporate Secretary	100,000 (6)	*
Michael Sinclair, Chairman	6,674,131 (7)	11.4%
Manfred Walt, Director	4,646,428 (8)	7.9%
Jacob (Koby) Ofek, Director	16,845,358 (9)	28.4%
Lewis MacKenzie, Director	150,000 (10)	*
John Yarnell, Director	150,000 (10)	*
BXR1 Holdings Inc.	6,999,643 (11)	12.0%
David Kas s ie	4,666,428 (12)	8.0%
H. T. Ardinger	4,101,5001	7.0%
Calian Technologies Ltd.	8,750,000	13.1%
All Officers and Directors as a group	33,342,978 (13)	54.4%

*Indicates less than 1%

(1)
Unless otherwise indicated, the address of each person listed is c/o Med-Emerg International Inc., 6711 Mississauga Road, Suite 404, Mississauga, Ontario, Canada L5N 2W3. The address of H.T. Ardinger is 9040 Governors Row, Dallas, Texas, 75356.

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

(3)
In connection with a private placement of the Company’s securities and related transactions that were completed in June 2004, we issued, to the investors [and to our Chief Executive Officer, in his capacity then as a holder of preferred shares that were converted in connection with the private placement], warrants to purchase up to 13,518,750 of our Common Shares. The warrants were comprised of 11,587,500 series A warrants (the “A Warrants”), issued to the investors and 1,931,250 series B warrants (the “B Warrants”) issued to our Chief Executive Officer. The Class A and Class B warrants were issued to enable the holders thereof to maintain their then pro-rata equity positions in the Company. The exercise of the A Warrants and B Warrants is conditional upon the exercise of options and warrants that were outstanding at such time (the “Pre-existing Options and Warrants”). For each Common Share issued upon exercise of a Pre-Existing Option and Warrant, the holder of an A Warrant is entitled to exercise its A Warrant for three (3) Common Shares, at a per share exercise price equal to that of the Pre-existing Option and Warrant that was exercised. For each Common Share issued upon exercise of a Pre-Existing Option and Warrant, the holder of a B Warrant is entitled to exercise its B Warrant for one-half (1/2) Common Shares, at a per share exercise price equal to that of the Pre-existing Option and Warrant that was exercised. All of the then Pre-existing Options and Warrants were priced at either $0.50 or $1.00 per share. The exercise period of the A Warrants and B Warrants corresponds to the exercise period of the Pre-existing Option and Warrant to which such A and B Warrants relate.

(4)
Includes (i) 200,000 common shares issuable upon exercise of stock options, (ii) 5,000,000 common shares held of record by 1245841 Ontario Inc., an Ontario corporation (“1245841 Ontario Inc.”), and (iii) 492,500 common shares issuable upon exercise of B Warrants issued in June 2004 to 1245841 Ontario Inc. As an officer, director and 50% owner of 1245841 Ontario Inc., Mr. Zacharias may be deemed to be a beneficial owner of the common shares and B Warrants held of record by that company. Mr. Zacharias shares voting and investment power over the common shares and B Warrants held of record by 1245841 Ontario Inc. with his wife, Victoria Zacharias. Mr. Zacharias disclaims beneficial ownership of the common shares and B Warrants held of record by 1245841 Ontario Inc.

(5)	Includes (i) 250,000 common shares issuable upon exercise of stock options; and (ii) 84,538 common shares issuable upon exercise of A Warrants.

(6)	Represents common shares issuable upon exercise of stock options.

(7)
Includes (i) 422,782 common shares issuable upon exercise of A Warrants issued in June 2004 to Sinclair Montrose Trust Ltd. (the “Trust”). As Chairman of the Trust, Mr. Sinclair may be deemed to be a beneficial owner of the common shares and A Warrants held of record or beneficially owned by the Trust.

(8)
Represents (i) 4,370,827 common shares held by Walt & Co Inc. (“Walt & Co.”) and (ii) 295,601 common shares issuable upon exercise of A Warrants issued in June 2004 to Walt & Co. As President and Chief Executive Officer of Walt & Co., Mr. Walt may be deemed to be a beneficial owner of the common shares and A Warrants held of record by that company.

(9)	Includes (i) 1,067,093 common shares issuable upon exercise of A Warrants issued in June 2004.

(10)	Represents common shares issuable upon exercise of stock options.

(11)	Includes 443,402 common shares issuable upon exercise of A Warrants issued in June 2004.

(12)	Includes 295,601 common shares issuable upon exercise of A Warrants issued in June 2004.

(13)	See footnotes (3) through (9) above.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securitiesremaining available for future issuance under equity compensation plans(excluding securitiesreflected in column (a))
Equity compensation plans approved by security holders Plan A	1,435,000	0.448	10,216,539
Equity compensation plans not approved by security holders Plan B	1,380,000(1)	0.115	0
Totals	2,815,000	0.285	9,030,539

(1) These options were issued to members of the management team: Dr. Zacharias (600,000), Mr. Braun (600,000), Dr. Ross (90,000) and Mr. Danis (90,000). All of these options are subject to certain earnings hurdles, as determined by the Compensation Committee; they vest 20% per annum over four years and are exercisable until 2009.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions between the Company and any of its officers, directors or 5% or greater shareholders required to be reported hereunder, except for payments to a company controlled by a director, totaling $31,743 (2005 - $24,765) for administrative fees. The Company believes all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. The Company presents all proposed transactions with affiliated parties to the Board of Directors for its consideration and approval. Any such transaction is approved by a majority of the disinterested directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid to the Company’s independent auditor, Schwartz Levitsky Feldman LLP during fiscal years 2006 and 2005 and to Grant Thornton LLP in fiscal year 2006.

AUDIT AND NON-AUDIT FEES:

		2006		2005
Audit fees (1)		$74,949		$59,848
Audit related fees (2)		$3,527		$1,775
Tax fees (3)	$	NIL	$	NIL
All other fees (4)	$	NIL	$	NIL
Total		$78,476		$61,623

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
(3) Tax fees were NIL in 2006 and for 2005.
(4) Other fees were NIL in 2006 and 2005.

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

3. EXHIBITS.

3.1	Certificate of Incorporation and Amendments thereto of the Company. (1)
3.2	By-laws of the Company. (1)
4.1	Specimen Common Stock Certificate. (1)
4.2	Specimen Warrant Certificate. (1)
4.3	Amendment to the Company's Articles - Series I Special Shares (2)
10.1	Employment Agreement dated as of May 31, 2004 between the Company and Ramesh Zacharias. (1)+
10.2	Employment Agreement dated as of May 31,2004 between the Company and Donald Ross. (3)+
10.3	Employment Agreement dated as of May 31,2004 between the Company and William Danis. (3)+
10.4	Operating lease covering the Company's facilities. (1)
10.5	1997 Stock Option Plan. (1)+
10.6	Form of Hospital Contract. (1)
10.7	Form of Physician Contract for Clinical Operations. (1)
10.8	Form of Physician Contract for Emergency Services. (I)
10.9	Securities Purchase Agreement by and between the Company and the individuals or entities named therein dated May 31, 2004.(3)
10.11	Subscription Agreement dated as of July 11,2006 between the Company and Calian Technologies Ltd. (2)
10.12	Investors Rights Agreement dated as of July 11, 2006 between the Company and Calian Technologies Ltd.(2)
14.1	Code of Ethics.*
21	Subsidiaries of the Company*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley act of 2002.*

+	Management agreement
*	Filed herewith.
(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form F-1 (No. 333-21899) filed with the U.S. Securities and Exchange Commission and declared effective on February 4, 1998.
(2)	Incorporated by reference from the Registrant's current report on Form 8-K. filed on July 14, 2006
(3)	Incorporated by reference from the Registrant's Registration Statement on Form SB-2 filed on August 28, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED-EMERG INTERNATIONAL INC.

/s/ Ramesh Zacharias
Ramesh Zacharias Director, Chief Executive Officer DATE: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Sinclair	/s/ Jacob (Koby) Ofek
Michael Sinclair Chairman of the Board	Jacob (Koby) Ofek Director
DATE: April 17, 2007	DATE: April 17, 2007

/s/ Ramesh Zacharias	/s/ Lewis MacKenzie
Ramesh Zacharias Director, Chief Executive Officer DATE: April 17, 2007	Lewis MacKenzie Director DATE: April 17, 2007

/s/ John Yarnell	/s/ Manfred Walt
John Yarnell Director DATE: April 17, 2007	Manfred Walt Director DATE: April 17, 2007

/s/ Sidney Braun	/s/ William J Danis
Sidney Braun Director DATE: April 17, 2007	William J Danis Chief Financial Officer DATE: April 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Med-Emerg International Inc.

We have audited the consolidated balance sheet of Med-Emerg International Inc. (an Ontario corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Med-Emerg International Inc. as of and for the years ended December 31, 2005 and 2004 were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 8, 2006, except for Notes 4 and 18(b) as to which the date is April 16, 2007.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Med-Emerg International Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 18 to the consolidated financial statements.

Mississauga, Ontario, Canada	/s/ GRANT THORNTON LLP
April 16, 2007	Independent Registered
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Med-Emerg International Inc.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years ended December 31, 2005, 2004 and 2003 in accordance with Canadian generally accepted accounting principles which differ in certain respects from generally accepted accounting principles in the United States (refer to note 18).

Toronto, Ontario, Canada	/s/ SCHWARTZ LEVITSKY FELDMAN LLP
March 8, 2006 (except for Notes 4 and 18(b)	Chartered Accountants
for which the date is April 16, 2007)	Licensed Public Accountants

COMMENT BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are restatements of the Company’s comparative financial statements, such as the changes described in Note 18(b) to the consolidated financial statements. Our report to the shareholders dated March 8, 2006 (except for Note 4 and Note 18(b) which are as of April 16, 2007) is expressed in accordance with Canadian reporting standards which do not permit a reference to such events in the auditor’s report when these are adequately disclosed in the financial statements.

Toronto, Ontario, Canada	/s/ SCHWARTZ LEVITSKY FELDMAN LLP
April 16, 2007	Chartered Accountants
Licensed Public Accountants

Med-Emerg International Inc.
Consolidated Balance Sheets
As at December 31, 2006 and December 31, 2005
(in US$)

	December	December
	2006	2005
Assets

Current assets
Cash	$4,028,128	$660,947
Accounts receivable (Note 5)	2,497,610	2,104,758
Prepaid expenses and other	76,045	85,730
Discontinued operations (Note 4)	463,870	1,035,960
	7,065,653	3,887,395

Discontinued operations (Note 4)	-	83,195

Property, plant and equipment (Note 6)	597,543	409,920
Goodwill (Note 7)	237,596	$237,596
	$7,900,792	$4,618,106

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,273,061	$2,149,519
Long-term debt (Note 8)	-	599,991
Discontinued operations (Note 4)	880,373	1,194,427
	3,153,434	3,943,937
Long-term liabilities
Discontinued operations (Note 4)	280,873	592,692
Long-term debt (Note 8)	453,369	-
Redeemable, convertible Series I Special shares (Note 9)	2,589,159	-
	3,323,401	592,692
	6,476,835	4,536,629
Commitments (Note 15)
Contingent liabilities (Note 16)

SHAREHOLDERS' EQUITY
Capital stock (Note 9)	16,420,668	1 6,044,736
Contributed surplus (Note 10)	3 ,106,792	2,907,290
Deficit	(17,253,951)	(18,077,662)
Cumulative translation adjustment	(849,552)	(792,887)
	1,423,957	8 1,477
	$7,900,792	$4,618,106

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statements of Operations and Deficit
For the Years Ended December 31, 2006, 2005 and 2004
(in US$)

	December	December	December
	2006	2005	2004

Revenue	$17,716,778	$13,785,449	$9,496,569
Direct costs	12,774,491	10,292,966	7,271,148
	4,942,287	3,492,483	2,225,421
Expenses
Salaries and benefits	2,795,130	2,229,625	2,047,450
General and administration	1,267,709	909,397	969,040
Occupancy costs and supplies	459,608	407,134	334,650
Travel & marketing	261,244	239,621	250,283
	4,783,691	3,785,777	3,601,423

Income (loss) before undernoted items	158,596	(293,294)	(1,376,002)

Interest (income) expense, net of bank charges	(60,711)	19,868	58,478
Interest on long-term debt	68,011	41,999	41,999
Amortization of property, plant and equipment	231,721	243,413	134,238
Stock based compensation expenses	93,391	370,881	98,622
Closing costs (Note 12)	-	-	609,214
Gain on renegotiation of notes payable (Note 8)	(146,387)	-	-
	186,025	676,161	942,551

Loss before discontinued operations	(27,429)	(969,455)	(2,318,553)

Discontinued operations
Net income from discontinued operations (Note 4)	851,140	112,898	977,348
Net income (loss)	823,711	(856,557)	(1,341,205)
Preferred share dividends	-	-	(34,173)
Forgiveness of preferred share dividends (Note 12)	-	-	579,582

Net income (loss) attributable to common shareholders	823,711	(856,557)	(795,796)

Deficit, beginning of the year	(18,077,662)	(17,221,105)	(16,425,309)

Deficit, end of the year	$(17,253,951)	$(18,077,662)	$ (17,221,105)

Net income (loss) per common share (basic and diluted) (Note 13)
Continuing operations	$0.00	$(0.02)	$(0.05)
Discontinued operations	$0.01	$0.00	$0 .03

Weighted average number of common shares outstanding	58,277,696	58,277,696	37,982,583

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(in US$)

	December	December	December
	2006	2005	2004

Cash Flows from Operating Activities
Net loss before discontinued operations	($27,429)	($969,455)	($2,318,553)
Adjustments for:
Amortization of property, plant and equipment	231,721	243,413	134,238
Accretion of discount on Series I Shares	48,124	-	-
Non-cash gain on renegotiation of notes payable	(146,387)	-	-
Stock based compensation expenses	93,391	370,881	98,622
	199,420	(355,162)	(2,085,693)

Decrease in non-cash working capital components	(259,859)	(174,923)	(405,095)

Discontinued operations	797,075	(946,239)	468,285

	736,636	(1,476,324)	(2,022,503)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(419,344)	(183,089)	(487,412)
Additions to goodwill (Note 7)	-	-	(197,658)
Discontinued operations	-	300	(17,264)
	(419,344)	(182,789)	(702,334)

Cash Flows from Financing Activities
Common shares issued	-	-	4,500,000
Series I Special shares issued	3,106,554	-	-
	3,106,554	-	4,500,000

Effect of foreign currency translation	(56,665)	7 ,904	156,682

Increase (decrease) in cash	3,367,181	(1,651,209)	1,931,845
Cash, beginning of year	660,947	2,312,156	380,311
Cash, end of year	$4,028,128	$660,947	$2,312,156

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MEII”, Med-Emerg or the “Company”) provides quality healthcare solutions to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations are carried out in three units: Staffing Solutions, Medical Services and Healthcare Consulting. Prior to 2005 the Company was also involved in the Government Healthcare Services (including Department of National Defence “DND”). See Discontinued Operations - Note 4.

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At December 31, 2006, the Company had about 40 physician and nurse staffing contracts in approximately 30 facilities across Ontario.

The Medical Services division is comprised of (a) infusion services and (b) pain management services. The infusion business provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain. Since then, seven additional clinics have opened.

MEII provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

The Company sold all of its medical clinics during the 2003 fiscal year (see Note 4). In January 2005, the Company resumed operation of a family medical clinic previously sold in 2003, after it failed to achieve certain earnings targets. In November, 2005, the Company resumed operation of a second clinic, when the buyer defaulted on certain payment obligations. During November 2006 the Company established a plan to dispose of the remaining family medical clinics and the results of this operation are now included as Discontinued Operations - Note 4.

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

The consolidated financial statements are expressed in U.S. dollars for the benefit of U.S. readers. Differences between Canadian and United States GAAP are described in note 18.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: (i) the reported amounts of revenues and expenses, (ii) the disclosure of contingent liabilities, (iii) the carrying value of property, plant, and equipment and the rate of amortization related thereto; (iv) stock based compensation; and (v) accounting for income taxes. Actual results could differ from those estimates. When adjustments become necessary, those adjustments are reported in earnings in the period in which they become known.

(b)    Long-term investments

Investments are accounted for at cost when the conditions for equity accounting are not present and on the equity basis when significant influence exists. A loss in value of an investment is expensed when such decline is considered to be other than temporary.

(c)    Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

Furniture and fixtures	20%	Declining balance
Computer software	100%	Declining balance
Computer hardware	30%	Declining balance
Leasehold improvements	lesser of lease term or 3-5 years	Straight-line

(d)   Goodwill

Goodwill is the excess of the purchase price of an acquired business over the fair value of the underlying net identifiable assets. Goodwill is not amortized but rather is tested for impairment on an annual basis.

(e)   Impairment of long-lived assets

The Company monitors events and changes in circumstances which may require an assessment of the recoverability of its long-lived assets. If required, the Company would assess recoverability using estimated undiscounted future operating cash flows. If the carrying amount of an asset is not recoverable, an impairment loss is recognized in operations, measured by comparing the carrying amount of the asset to its fair value.

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

Revenue is recognized as services are delivered, and when there is reasonable assurance of collection.
(2) Medical Services:
Revenue is reported on a gross basis.

Under contract with Schering Canada Inc. (“Schering”), MEII acts as the coordinator for the community-based infusion of certain medications for the treatment of patients with rheumatoid arthritis, Crohn’s disease and certain other inflammatory diseases. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

MEII derived approximately 15% of its revenue for the year ended December 31, 2006 (13% - 2005; 13% - 2004) from services provided under its contract with Schering, and as such is subject to concentration risk associated with the continuation of its contract with Schering.

The Company acts as the principal in providing pain management treatments to patients in its Toronto-area clinics. MEII recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

Revenue is recognized as services are delivered, and when there is reasonable assurance of collection.
(3) Healthcare Consulting:
Revenue is reported on a gross basis.

MEII has been retained by several provincial governments to advise on a variety of issues related to primary care staffing, training and integrated service delivery models. MEII also advises several aboriginal communities with regards to healthcare service issues.

Revenue is recognized over the life of each contract based on proportional performance as indicated by the achievement of milestones specified in the contract, and when there is reasonable assurance of collection.

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

(i)     Foreign currency translation

The Company maintains its books and records in Canadian dollars. The consolidated financial statements are converted to U.S. dollars as the Company is a reporting issuer in the United States of America. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders’ equity (deficit) is translated at historical rates and all income and expense items are translated at average rates for the year. Due to the fact that items in the consolidated financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in shareholders’ equity as the cumulative translation adjustment.

(j)    Stock based compensation expense

The Company uses the fair value based method of accounting for all stock-based payments to employees and non-employees. This standard requires the recognition of a compensation expense for grants of stock, stock options, and other equity instruments to employees based on the estimated fair value of the instruments at the grant date.

(k)    Income / Loss per share attributable to common shareholders

Basic income (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders before and after discontinued operations over the weighted average number of common shares outstanding for the period, including contingently issuable shares where the contingency has been resolved. Diluted income per share is computed using the number of shares that would have been outstanding during the period had all potential common shares been issued at the beginning of the period, or when the underlying management options, Series I Shares, or warrants were granted or issued. Diluted loss per share is not calculated when the effect is anti-dilutive.

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

In January 2005 the Company launched a CDN$100,000,000 lawsuit against the winning bidder and a former employee of the Company. On July 11, 2006, the Company settled outstanding litigation regarding the loss of the DND contract. Pursuant to the settlement, the Company received $1.8 million (CDN$2.0 million) and the litigants exchanged full and final releases. Proceeds of the settlement, net of expenses of approximately $570,000 (CDN$630,000), were recorded as income from Discontinued Operations by the Company.

Family Medical Clinics Sale

On September 5, 2003 the Company entered into a transaction with AIM Health Group Ltd. (“AIM”) to dispose of MEII’s Ontario-based clinic operations and more specifically the following clinics: Elmvale, Merivale, Herongate, Kanata, Orleans, Hillside, Hampton, PSA, Caresource, Pond Mills, Central, Glenderry, Dundas and Wallaceburg.

In consideration for the sale of the shares of these corporations, MEII received $597,763 (CDN$775,000). The purchase price was settled as follows:

I.	$385,654 (CDN$500,000) cash upon signing the purchase and sale agreement on September 5, 2003;
II.	$38,565 (CDN$50,000) cash upon the date of closing of the transaction of the purchase and sale for the purchased shares;
III.	$38,565 (CDN$50,000) cash on the later of the renegotiation of certain contractual obligations related to one of the clinic operations;
IV.	$145,591 (CDN$175,000) by way of issuance by AIM of 175,000 Class A preferred shares in the capital of AIM, with a face value of $0.77 (CDN$1) per share on September 30, 2003. The Class A preferred shares were recorded as a long-term investment. In 2004 the Class A preferred shares were written down to $83,195.

In 2004 the Company recorded a write-down of the Class A preferred shares in the amount of $57,626. MEII redeemed the 175,000 class A preferred shares for $nil proceeds, effective November 30, 2006. The Company reported a loss of $83,195 as a result of the redemption. Coincident with the redemption of the class A preferred shares the Company and AIM entered into a Release Agreement terminating the Letter Agreement, dated September 5, 2003 (the “Letter Agreement”).

Alberta Medical Clinics Sale
On December 31, 2003, MEII’s indirect wholly-owned subsidiary YFMC Healthcare (Alberta) Inc. sold certain assets of the following four medical clinics located in the province of Alberta: Martindale Medical Centre, McKnight Village Medical Clinic, Jasper Avenue Medical Clinic, West Edmonton Mall Medical Centre. In consideration of the sale MEII received $15,426 (CDN$20,000) in cash during the 2004 fiscal year.

Ownership of two of the family medical clinics sold in 2003 reverted to the Company in 2005. During 2006 the decision was taken to dispose of these assets.

For the year ended December 31, 2006 the Company reported a loss from its Family Medical Clinics of $378,116 compared to a loss of $31,105 in the year ended 2005. Included in the loss are operating losses of $253,943 and amounts totaling $124,173 regarding the write-off of amounts due from AIM. The operating losses increased in 2006 because of losses incurred at a clinic in Calgary, Alberta. The operations of the Alberta clinic were re-assumed in late 2005, when the buyer of the clinic defaulted on certain of its obligations. The loss on amounts due from AIM is comprised of $83,195 in regards to the redemption of Preferred Shares and $40,978 regarding the write-off of sundry amounts due from AIM. The Preferred Shares and other amounts receivable arose from the sale of family practice clinics in 2003. The Family Medical Clinics were not operational in 2004, so no comparative results are available. The clinic operations underperformed in 2006 and the Company is in the process of disposing of all Family Medical Clinics.

Discontinued operations include Government Healthcare Services (including Department of National Defence) and Family Medical Clinics.

	2006	2005	2004

Revenue	$1,061,924	$12,130,365	$38,951,118

Physician fees and other direct costs	404,525	10,934,944	36,422,232

Gross margin	657,399	1,195,421	2,528,886

Operating, general and administrative
expenses	874,634	976,891	1,208,919
Amortization	-	3 8,296	48,161
Other expense	36,709	67,336	236,832
Other Income - Calian settlement	(1,229,257)	-	-
Loss on preferred share investment	83,195	-	5 7,626
Write-off of sundry receivable	40,978	-	-
	(193,741)	1,082,523	1,551,538
Net income from discontinued operations	$851,140	$112,898	$977,348

Results of discontinued operations for 2005 have been reclassified to reflect the impact of the decision taken in November 2006 to discontinue the Family Medical Business. The reclassification had the following impact on the 2005 results:

	2005 (as previously reported)	2005
Revenue	$11,523,166	$12,130,364
Physician fees and other direct costs	10,549,299	10,934,944
Gross margin	973,867	1,195,421
Operating, general and administrative expenses	724,233	976,891
Net income from discontinued operations	$144,005	$112,898

The 2004 results have been reclassified to include the $57,626,write-down of the AIM investment as discontinued operations. The Company did not operate Family Medical Clinics in 2004, an accordingly there has been no adjustment to the financial results.

	2006	2005
Assets
Current
Cash	$1,755	$68,003
Accounts receivable	462,115	967,957
	463,870	1,035,960

Long-term investment	-	83,195
	$463,870	$1,119,155
Liabilities
Current
Accounts payable and accrued liabilities	$880,373	$1,194,427

Long-term debt	280,873	592,692
	1,161,246	1,787,119
Net liabilities	$697,376	$667,964

The long-term debt of $280,873 ($592,692 in 2005) pertains to the long-term portion of the Goods and Services Tax (“GST”) which is payable over a period of five years, as per an agreement between the Company and the Canada Revenue Agency (“CRA”). The GST obligation arose on revenues associated with the DND contract. An amount of $24,742 (CDN$30,000) is payable monthly and is reviewable every six months. Accordingly, the current portion of this debt (2006 - $296,904; 2005 - $297,180) has been classified under Accounts payable and accrued liabilities. The CRA has the right to register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

5.   ACCOUNTS RECEIVABLE

	2006	2005

Trade receivable	$2,520,813	$2,122,594
Allowance for doubtful accounts	(23,203)	(17,836)

	$2,497,610	$2,104,758

6.     PROPERTY, PLANT AND EQUIPMENT

	2006			2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Furniture and fixtures	$447,009	$229,436	$217,573	$304,169	$193,374	$110,795
Computer software	539,434	486,866	52,568	431,155	385,882	45,273
Computer hardware	648,616	550,721	97,895	649,323	528,525	120,798
Leasehold improvements	432,154	202,647	229,507	272,014	138,960	133,054

	$2,067,213	$ 1,469,670	$597,543	$1,656,661	$1,246,741	$409,920

7.     GOODWILL

Goodwill amounting to $237,596 arose from the acquisition of the business of the Scarborough Pain Clinic in November 2004. The net purchase price was set at $204,026 plus $39,938 being the fair value of the 100,000 options granted to Dr. Lorne Greenspan, the former owner and operator of the clinic, using the Black Scholes option pricing model. The fair value of the property, plant and equipment acquired was estimated to be $6,368, and the balance of $237,596 was recorded as goodwill. The net cash outflow for goodwill was $197,658 ($237,596 less non cash expense of $39,938). The Company has determined that there was no permanent decline in the value of the goodwill as at December 31, 2006.

8.     LONG-TERM DEBT

Long-term debt is comprised of notes payable and accounts payable and accrued liabilities that are not due in the next 12 months. Amounts due at December 31 are:

	2006	2005

Notes payable	$348,369	$599,991
Accounts payable and accrued liabilities not due within 12 months	105,000	-
	453,369	599,991
Less: current portion of Notes payable	-	599,991
	$453,369	$0

On November 1, 2006, two unsecured promissory notes in the aggregate principal amount of $599,991, along with accrued interest payable in the amount of $213,500, became due. Effective November 1, 2006, the notes were restructured as follows:

(i)      A note in the principal amount of $299,995 and accrued interest thereon was settled through an agreement to pay a total of $280,000 in eight (8) quarterly payments of $35,000 over two years commencing November 1, 2006. This settlement resulted in recognition of a gain of $146,387 which is recorded in earnings for 2006. Of the total obligation at December 31, 2006, $140,000 is due within 12 months and is classified in accounts payable and accrued liabilities in the current liabilities section of the balance sheet. The residual balance of $105,000 is due in 2008.

(ii)     A note in the principal amount of $299,995 was extended to November 1, 2008. Accrued interest payable at November 1, 2006 of $106,750 was settled through an agreement to pay this amount in eight (8) quarterly payments of approximately $13,350, over two years, commencing November 1, 2006. The note continues to bear interest at 7% per annum. MEII may pay the principal amount and accrued interest at any time until maturity by way of cash or common stock or a combination of cash and common stock at the discretion of the Company. Of the total obligation of $406,745 at December 31, 2006, $53,400 of this obligation is due within twelve months and is classified in accounts payable and accrued liabilities in the current liabilities section of the balance sheet. The residual balance is due in 2008.

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
Class A and B Warrants
Issued
	2006	2005

58,277,696 Common shares ( 2005 and 2004 - 58,277,696 shares)	$15,938,625	$15,938,625
Nil Common share purchase warrants (2005 - 1,437,500)	-	106,111
2,955,000 Class A Warrants (2005 - 11,587,500)	-	-
492,500 Class B Warrants (2005 - 1,931,250)	-	-
Equity component of 8,750,000 Series I Special Shares (a)	482,043	-
	$16,420,668	$16,044,736

	Common Shares
	Number	Amount
Balance December 31, 2006, 2005 and 2004	58,277,696	$15,938,625

	Series I Special Shares
	Number	Amount
Balance December 31, 2005 and 2004	-	$-
Issued during the year	8,750,000	3,106,554
Balance recorded as equity		482,043
Balance recorded as liability		2,624,511
Accretion of expense on Series I Special Shares		48,124
Effect of foreign currency translation		(83,476)
Balance December 31, 2006	0	$2,589,159

	Share Purchase Warrants
	Number	Amount
Balance December 31, 2005 and 2004	1,437,500	$106,111
Expired during the year, reclassified to contributed surplus	(1,437,500)	(106,111)
Balance December 31, 2006	0	$-

	Class A Warrants
	Number	Amount
Balance December 31, 2005 and 2004	11,587,500	$-
Expired during the year	8,632,500	-
Balance December 31, 2006	2,955,000	$-

	Class B Warrants
	Number	Amount
Balance December 31, 2005 and 2004	1,931,250	$-
Expired during the year	1,438,750	-
Balance December 31, 2006	492,500	$-

(a) Share Capital
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

The Series I Shares are, at the option of the holder, convertible at any time into the Company’s Common Shares, at an initial conversion rate of one Common Share for each Series I Share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger. Commencing on the second anniversary of issuance, the Company is entitled to require the conversion of outstanding Series I Shares at the applicable conversion rate, provided that the following conditions are satisfied: (i) the volume weighted average trading price (VWAP) of the Company’s Common Share on the principal exchange or market (including the OTC Bulletin Board) on which the Common Shares are traded or quoted is greater than or equal to $0.46 (as may be adjusted in respect of any stock split) during any 60 consecutive calendar day period, (ii) the total volume of Common Shares traded over such period exceeds 600,000 shares (as adjusted to reflect any stock splits), and (iii) the Company delivers written notice of such conversion to the holders of the Series I Shares within 10 days of the satisfaction of the above conditions. The Company's right to require such conversion is further subject to there being an effective registration statement at the time covering the resale of the Common Shares underlying the Series I Shares. If not converted into Common Shares prior to the fifth anniversary of issuance, the Series I Shares are automatically redeemable at the sole discretion of the Company in either (a) cash at a rate of $0.45 per share or (b) in Common Shares of the Company based on the VWAP of the Common Shares of the Company during the sixty (60) consecutive calendar day period immediately preceding the fifth anniversary. In the event of a change in control, the Series I Shares are also required to be redeemed in cash at a rate of $0.45 per share. The mandatory redemption and conversion features of the Series I Shares result in the classification of separate liability and equity components of the Series I Shares.

The Series I Shares have been accounted for as a compound financial instrument consisting of both a financial liability and equity component. The proceeds of the Series I Shares were allocated to the two components based on the present value of the future redemption value of the Series I Shares, discounted at a reasonable rate of return, considering the terms of the investment, that could be earned by the holder of the Series I Shares.

(b) Stock Option Plan
The Company maintains two stock option plans for the benefit of directors, officers and employees. Plan A was approved by the security holders and Plan B was approved by the Board of Directors. Pursuant to an amendment of Plan A, the maximum number of options that may be granted shall not exceed 11,655,539. Options under Plan A expire no later than five years from the date of grant.

As at December 31, 2006 total options outstanding of 2,815,000 are comprised of 1,435,000 granted under the Plan A and 1,380,000 granted under Plan B. The following options were granted in 2006, 2005 and 2004:

					Black Scholes Assumptions
Grant Date	Quantity	Option Price	Expiry	Fair Value	Risk free rate	Expected life	Expected volatility	Expected dividends	Notes
Jan-04	100,000	$0.50	Jan-09	$40,876	1.43%	5 yrs	102%	NIL	(2)
Jun-04	2,550,000	$0.115	Jun-09	$57,746	1.43%	5 yrs	94%	NIL	(2)
Nov-04	100,000	$1.00	Nov-09	$39,938	2.43%	5 yrs	123%	NIL	(1)
Aug-05	100,000	$0.30	Aug-10	$16,921	3.55%	5 yrs	88%	NIL	(1)

Note (1): These options were granted where exercise price exceeds market price on grant date Note (2): These options were granted where exercise price equals market price on grant date

The 100,000 options issued in January 2004 were issued under Plan A and vested immediately. In June 2004, 250,000 options were issued under Plan A. These options vested over a two year period. The remaining 2,300,000 options issued in June 2004 were issued under Plan B and vest equally over five years, subject to certain earnings criteria being met. Since these criteria were not met in 2005 and 2006, 40% of the options awarded under this plan were forfeited during the respective years and no stock compensation expense was booked, thereon. The 100,000 options issued in November 2004 were issued under Plan A and became exercisable May 15, 2006.

The 100,000 options issued in 2005 were issued under Plan A. They vested immediately and are exercisable until August 2010.

The following summarizes options outstanding as at December 31:

	Exercise price	Number of Shares
Expiry date	per share	2006	2005	2004
Apr-06	$0.50	-	1,440,000	1,440,000
Jun-07	$1.00	100,000	100,000	100,000
May-08	$0.50	785,000	785,000	785,000
Jan-09	$0.50	100,000	100,000	100,000
Jun-09	$0.115	1,630,000	2,090,000	2,550,000
Nov-09	$1.00	100,000	100,000	100,000
Aug-10	$0.30	100,000	100,000
		2,815,000	4,715,000	5,075,000
Weighted average exercise price at end of year		$0.28	$0.34	$0.32

	2006	2005	2004
Outstanding, beginning of year	4,715,000	5,075,000	2,325,000

Granted	-	100,000	2,750,000
Expired	(1,440,000)	-	-
Forfeited	(460,000)	(460,000)	-

Outstanding, end of year	2,815,000	4,715,000	5,075,000
Exercisable, end of year	1,435,000	2,712,500	2 ,487,500

The following is a continuity table of the shares options, reflecting the number of share options issued, the number of options exercisable at the end of the year, the range of exercise prices and the weighted average option price.

	Number of Shares	Options Exercisable	Range of Option Price		Weighted Avg. Price

Outstanding December 31, 2004	5,075,000	2,487,500	$0.12	$1.00	$0.32
Granted	100,000		$0.30	$0.30	$0.30
Exercised	-
Cancelled	(460,000)		$0.12	$0.12	$0.12

Outstanding December 31, 2005	4,715,000	2,712,500	$0.115	$1.00	$0.34
Granted	-
Exercised	-
Cancelled	(1,900,000)		$0.115	$0.50	$0.41

Outstanding December 31, 2006	2,815,000	1,435,000	$0.115	$1.00	$0.28

The following table describes the weighted average life of the outstanding options as of December 31, 2006:

Exercise Price	Options Outstanding	Remaining Weighted Average Contractual Life (Years)	Options Exercisable
0.115	1,630,000	2.5	250,000
0.300	100,000	3.7	100,000
0.500	885,000	1.6	885,000
1.000	200,000	2.1	200,000
	2,815,000		1,435,000

No stock options were issued during the year ended December 31, 2006.

(c) Common stock purchase warrants

During the third quarter of 2006, the terms of the 1,437,500 Common Share purchase warrants were amended, extending the expiry of these warrants from August 11, 2006 to September 11, 2006. The incremental fair value determined by Black Scholes was $4,648 and the fair value assumptions were a risk-free rate of 2.6% an expected life of 30 days, expected volatility of 98% and expected dividends of NIL. This amount was charged to income as stock based compensation expense and credited to contributed surplus. These warrants expired September 11, 2006.

During the first quarter of 2006, the terms of the Common Share purchase warrants were amended, extending the expiry of these warrants from February 11, 2006 to August 11, 2006. The incremental fair value determined by Black Scholes was $69,876 and the fair value assumptions were a risk-free rate of 2.5% an expected life of one year, expected volatility of 119% and expected dividends of NIL. This amount was charged to income as stock based compensation expense and credited to contributed surplus.

On December 15, 2005, the Company filed a post-effective amendment to its Registration Statement, reducing the exercise price of the common stock purchase warrants from $0.50 to $0.20. As of the filing of this report, the amendment has not been declared effective by the SEC. The fair value determined by Black Scholes was $62,092, and the fair value assumptions were a risk-free rate of 2%, expected life of 1 year, expected volatility of 107% and expected dividends of NIL. This amount was charged to income as stock based compensation expense and credited to contributed surplus.

During the first quarter of 2005, the terms of the common stock purchase warrants were amended, extending the expiry of these warrants from February 11, 2005 to February 11, 2006. The terms of the warrants were amended such that if the common stock of MEII, closes at $0.70 or greater for thirty consecutives trading days, MEII has the right to redeem the Warrants at $0.01 per Warrant upon ten days prior notice. The fair value determined by Black Scholes was $228,347, and the fair value assumptions were a risk-free rate of 2.49%, expected life of one year, expected volatility of 119% and expected dividends of $NIL. This amount was charged to income as stock based compensation expense and credited to contributed surplus.

10.    CONTRIBUTED SURPLUS

Cumulative totals of amounts credited to contributed surplus at December 31, 2006 and 2005 are as follows:

	2006	2005

Stock compensation expense	$2,872,676	$2,779,285
Fair value of options in connection with acquisition of Scarborough pain clinic	39,938	39,938
Share repurchase - difference between cost per share and assigned value	46,292	46,292
Fair value of warrants and stock options issued in connection with the acquisition of YFMC Healthcare Inc.	41,775	41,775
Write-off of value attributed to share purchase warrants issued in 1998	106,111	-
	$3,106,792	$2,907,290

11.   FUTURE INCOME TAXES

The income tax expense included in the statements of operations differs from the statutory income tax rate as follows:

	2006		2005	2004
Net loss before discontinued operations	$	(27,429)	$(969,455)	$	(2,318,553)
Statutory income tax rate		36.1	3 6.1		3 6.1
Income tax recovery based on statutory income tax rate	$	(10,000)	$(350,000)	$	(837,000)
Tax effect of non-deductible items and foreign currency translation		481,000	150,000		36,000
Tax effect of income from discontinued operations, offset by losses utilized and not previously recorded		307,000	41,000		353,000
Tax effect of rate changes		144,000	86,000		-
Change in valuation allowance		(922,000)	73,000		448,000
		$-	$-		$-

The tax effect of significant temporary items comprising the company's deferred taxes as of December 31 is as follows:

	2006	2005
Long-term deferred tax assets
Operating loss carryforwards	$2,409,000	$3,407,000
Excess of tax basis over book value of property, plant and
equipment	119,000	43,000
Total long-term deferred tax assets	2,528,000	3,450,000
Less: valuation allowance	(2,528,000)	(3,450,000)
Net deferred tax asset	$-	$-

At December 31, 2006 the company has Canadian non-capital loss carryforwards totaling approximately $7,178,000, expiring in varying amounts from 2007 to 2016 available to offset future taxable income. In addition, the company has Canadian property, plant and equipment tax pools in excess of the net book value totaling approximately $353,000 available to reduce taxable income and which are not subject to expiry.

12.    CLOSING COSTS

On June 15, 2004, the Company issued 39,360,272 common shares for $4,500,000. Closing costs including legal, travel and due diligence costs for the equity financing amounted to $609,214, and were expensed during 2004. As a condition of the transaction, Preferred Shares, 50% of which were indirectly held by Dr. Zacharias, the CEO of MEII, were converted into 9,348,000 common shares; and unpaid preferred share dividends, in the amount of $ 579,582, were forgiven.

13.    NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED) ATTRIBUTABLE TO COMMON SHAREHOLDERS

Net income (loss) per share attributable to common shareholders is calculated using the weighted average number of common shares outstanding during the year. Diluted income per common share is calculated using the treasury stock method in accordance with the recommendations of CICA Handbook section 3500. Had share options and common share purchase warrants been exercised the effect on the basic loss per share would be anti-dilutive.

	2006	2005	2004
Net income (loss) per common share (basic and diluted):
Continuing operations	$0.00	($0.02)	($0.05)
Discontinued operations	$0.01	$0.00	$0.03

14.    NOTES TO THE STATEMENTS OF CASH FLOWS

(i) Changes in non-cash working capital components

	2006	2005	2004
Accounts receivable	$(392,852)	$(579,351)	$556,089
Prepaid expenses	9,685	(10,311)	6,864
Accounts payable and accrued liabilities	123,308	414,739	(968,048)
	$(259,859)	$(174,923)	$(405,095)

(ii) Non cash transaction

There were no non-cash transactions during the years ended December 31, 2006, 2005 and 2004.

15.    COMMITMENTS

The Company is committed to contractual obligations totaling approximately $3.9 million. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. Contractual obligations are as follows:

							Total
	2007	2008	2009	2010	2011	Thereafter	Obligations
Long-term debt[1]	$330,530	$302,343	$0	$0	$0	$0	$632,873
Operating lease obligations	827,113	650,665	550,843	464,781	330,710	19,024	2,843,136

Notes payable[2]	74,400	361,995	-	-	-	-	436,395

	$1,232,043	$1,315,003	$550,843	$464,781	$330,710	$19,024	$3,912,404

Notes:

1 - Includes interest on long-term debt at the prescribed rate established by the Canada Revenue Agency (CRA), currently set at 3.6%. These interest costs have been waived by CRA in recent years.

2 - Includes interest at the rate of 7%. Interest is payable in cash or by the issuance of common stock, or any combination thereof.

16.    CONTINGENT LIABILITIES

(i)    There is uncertainty with respect to the Company’s liability for Goods and Services Tax pertaining to certain services that it previously provided. The measurement of this uncertainty is not determinable and management is of the view that it is not probable a liability will be confirmed. No amount has been provided in these consolidated financial statements.

     (ii)   There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a third party. The potential costs to the Company associated with this dispute range from $nil to $1.6 million. Based on the advice of counsel, the Company is of the view that it is not probable that the Company will be found liable for these costs. No amount has been provided in these consolidated financial statements.

    (iii)   Claims have been made against the Company for unspecified damages in regards to a claim for wrongful dismissal and breach of contract. Based on the advise of counsel, the Company is of the view that liability, if any, would be the responsibility of a third party contractor and if damages were found, they would not be material in light of the current law. Since management and counsel are of the opinion that the claim is unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements. No amount has been provided in these consolidated financial statements.

    (iv)    The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next seven years, during the respective lease terms, totals $926,000.

     (v)   We are parties to various claims and legal proceedings arising in the normal course of business. While claims and litigation are subject to inherent uncertainties, management currently believes that the ultimate outcome of claims and proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial condition, results of operation or cash flows.

Any liability resulting from the above will be reflected as a charge to income in the year the liability, if any, is confirmed.

17.    FINANCIAL INSTRUMENTS

FAIR VALUE
The carrying value of accounts receivable and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these items. The carrying value of the notes payable and the long-term debt approximate fair value as the instruments’ interest rates are comparable to rates currently offered for debt instruments of similar risk and maturities.

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

18.    CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian GAAP, which conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”) during the periods presented, except with respect to the following:

(a)    Redeemable, convertible Series 1 Special Shares

The Series I Shares are accounted for as a compound financial instrument comprising both a financial liability and equity under Canadian GAAP, because of their underlying terms and conditions, which include a mandatory redemption feature. Under U.S. GAAP, EITF Abstract Topic D-98 Classification and Measurement of Redeemable Securities recommends that shares that are redeemable for cash based on an occurrence of events outside of the control of the company should be classified outside of shareholders’ equity. The Series I Shares, which are redeemable for cash in the event of a change in control, are presented outside of shareholders’ equity for U.S. GAAP purposes. At this time it is management’s intention to redeem the Series I Shares through the issuance of common shares.

As a result of accounting for the Series 1 Shares as a compound financial instrument under Canadian GAAP, the liability component is accreted to the face value of the shares over the five year period to maturity. As the Series 1 Shares are not a liability for U.S. GAAP purposes the accretion expense charged to net income for the period under Canadian GAAP is reversed for U.S. GAAP purposes. Furthermore, since under U.S. GAAP the Series 1 Shares are “quasi-equity” the face value is adjusted to the initial U.S. dollar value on issuance and the foreign currency translation adjustment recorded under Canadian GAAP relating to the liability component is reversed for U.S. GAAP purposes.

The reconciliation of Canadian to U.S. GAAP for the Series 1 Shares is as follows:

	2006	2005

Liability portion of redeemable, convertible Series 1 Shares - Canadian GAAP	$2,589,159	$-
Impact of accretion expense	(48,124)	-
Equity portion of redeemable, convertible Series 1 Shares	4 82,043	-
Translation adjustment attributable to Series 1 Shares	83,476	-
Series 1 Shares - U.S. GAAP	$3,106,554	$-

(b)    Share capital, goodwill and correction of prior period error

Under Canadian GAAP, the purchase price of an acquisition is determined based on the share price on the date the transaction is consummated. Under U.S. GAAP, the purchase price of an acquisition where shares are issued is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price used for the YFMC Healthcare Inc. acquisition in 1999 under Canadian GAAP was $1.25. The share price used for the YFMC Healthcare Inc. acquisition under U.S. GAAP was $1.859. The difference was allocated to goodwill at that time and, subsequently, the goodwill was impaired and written-off.

At December 31, 2005, in the reconciliation of shareholders’ equity under Canadian GAAP to U.S. GAAP, the Company had incorrectly excluded the above noted charge to the deficit that was created when the goodwill was written-off in 2002. The effect of this error was to understate the ending deficit and overstate shareholders’ equity under U.S. GAAP by $1,087,272 at December 31, 2005. This error did not affect reported net income (loss) or net income (loss) per common share for any period presented in these financial statements. The comparative figures reflected in the reconciliation of the deficit and total shareholders’ equity under U.S. GAAP have been restated from $18,077,662 to $19,165,534 and from $1,168,749 to $81,477, respectively, to correct this error.

(c)    Stock purchase warrants

Under U.S. GAAP, detachable stock purchase warrants are given separate recognition from the primary security issued. Upon initial recognition, the carrying amount of the two securities is allocated based on the relative fair values at the date of issuance. Under Canadian GAAP, the detachable stock purchase warrants issued in conjunction with the private stock offering on January 22, 1996 and subsequently surrendered, have been given no recognition in the consolidated financial statements. Under U.S. GAAP, based on an ascribed fair value of $0.364 for each of the 1,000,000 share purchase warrants issued, share capital would be lower by $36,406 and, given that the share purchase warrants were cancelled, the carrying amount of contributed surplus would be increased by $36,406.

(d)    Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. Under U.S. GAAP the foreign currency translation adjustment recorded for the period and included in the cumulative translation adjustment in shareholders’ equity is included in comprehensive income (loss). The foreign currency translation adjustments are not currently adjusted for income taxes. The company is situated in Canada, and the foreign currency translation adjustments relate to the translation of the consolidated financial statements from Canadian dollars into United States dollars, solely for the convenience of the readers.

The effect of these accounting differences on capital stock, contributed surplus, deficit, cumulative translation adjustment, net income (loss) and net income (loss) per share are as follows:

		AS RESTATED (b)
	2006	2005

Capital stock - Canadian GAAP	$16,420,668	$16,044,736
Capital stock issued on purchase of YFMC Healthcare Inc. (b)	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued (c)	(36,406)	(36,406)
Equity portion of redeemable, convertible Series 1 Shares (a)	(482,043)	-
Capital stock - U.S. GAAP	$16,990,091	$17,096,202

Contributed surplus - Canadian GAAP	$3,106,792	$2,907,290
Share purchase warrants (c)	36,406	36,406
Contributed surplus - U.S. GAAP	$3,143,198	$2,943,696

Deficit - Canadian GAAP	$(17,253,951)	$(18,077,662)
Write-off of goodwill on purchase of YFMC Healthcare Inc. (b)	(1,087,872)	(1,087,872)
Impact of accretion expense (a)	48,124	-
Deficit - U.S. GAAP	$(18,293,699)	$(19,165,534)

Cumulative translation adjustment - Canadian GAAP	$(849,552)	$(792,887)
Translation adjustment attributable to Series 1 Shares (a)	(83,476)	-
Cumulative translation adjustment - U.S. GAAP	$(933,028)	$(792,887)
Shareholders' equity - U.S. GAAP	$906,562	$81,477

FOR THE YEAR ENDING DECEMBER 31	2006	2005	2004

Net income (loss) - Canadian GAAP	$823,711	$(856,557)	$(1,341,205)
Impact of accretion expense (a)	48,124	-	-
Net income (loss) - U.S. GAAP	871,835	(856,557)	(1,341,205)
Foreign currency translation adjustment (d)	(140,141)	7,904	164,627
Comprehensive income (loss) - U.S. GAAP	$731,694	$(848,653)	$(1,176,578)

Net income (loss) per share, basic and diluted - Canadian GAAP
Continuing operations	$(0.00)	$(0.02)	$(0.05)
Discontinued operations	$0.01	$0.00	$0.03

Net income (loss) per share, basic and diluted - U.S. GAAP
Continuing operations	$0.00	$(0.02)	$(0.05)
Discontinued operations	$0.01	$0.00	$0.03

(e)    Recently issued accounting standards

        i.     In February 2006, the United States Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standard (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140’’ (‘‘SFAS 155’’). SFAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’). In addition, it amends SFAS No. 140 ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘SFAS 140’’), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt the provisions of SFAS 155 on January 1, 2007. The implementation of SFAS 155 is not expected to have a material impact on the Company’s results of operations and financial condition.

        ii.     In June 2006, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity's accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, is not expected to have an impact on the Company's consolidated financial statements.

          iii.    In July 2006, FASB issued two related standards that address accounting for income taxes: FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for us on January 1, 2007. The implementation of FIN 48 and FAS 13-2 are not expected to have a material impact on our results of operations and financial condition.

          iv.    In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

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

         v.     In September 2006, the FASB ratified the EITF consensus on Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which requires entities to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The liability should be recognized in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, based on the substantive agreement with the employee. This Issue is effective for us beginning January 1, 2008. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. The implementation of EITF 06-4 is not expected to have a material impact on the Company’s results of operations and financial condition.

        vi.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement on its consolidated financial statements.

        vii.    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement on our consolidated financial statements.

19.    SEGMENTED INFORMATION

The Company operated under three business units during 2006 as follows: Staffing Solutions, Medical Services, and Healthcare Consulting Services.

The segmented information for the business units are as follows:

	2006
	Staffing Solutions	Medical Services	Healthcare Consulting	Consolidated
Revenue	$10,708,540	$5,897,883	$1,110,355	$17,716,778
Gross margin	$1,818,638	$2,432,213	$691,436	$4,942,287

Net income (loss) before discontinued operations	$53,003	$41,612	($122,044)	($27,429)

Property, plant and equipment employed at end of year	$84,492	$428,559	$84,492	$597,543
Amortization	$108,214	$87,127	$36,380	$231,721

	2005
	Staffing Solutions	Medical Services	Healthcare Consulting	Consolidated
Revenue	$9,284,794	$3,368,963	$1,131,692	$13,785,449
Gross margin	$1,735,469	$1,175,446	$581,568	$3,492,483

Net income (loss) before discontinued operations	($243,275)	($614,531)	($111,649)	($969,455)

Property, plant and equipment employed at end of year	$105,615	$198,690	$105,615	$409,920
Amortization	$113,674	$91,523	$38,216	$243,413

	2004
	Staffing Solutions	Medical Services	Healthcare Consulting	Consolidated
Revenue	$7,479,124	$1,227,533	$789,912	$9,496,569
Gross margin	$1,345,490	$544,454	$335,477	$2,225,421

Net income (loss) before discontinued operations	($1,294,225)	($575,873)	($448,455)	($2,318,553)

Property, plant and equipment employed at end of year	$149,738	$170,767	$149,738	$470,243
Amortization	$81,214	$32,888	$20,136	$134,238

20.    RELATED PARTY TRANSACTIONS

Included in general and administration expenses are administrative fees totaling $31,743 (2005 - $24,765), paid to a Company controlled by a director and consulting fees of $nil (2005 - $57,794) paid to two directors, who were retained as consultants. The directors’ consulting contracts expired in June 2005. There are no related party balances outstanding at December 31, 2006 and 2005. These transactions have been recorded at their exchange amount which is the amount agreed to by the related parties.

21.    COMPARATIVE FIGURES

Certain figures in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the basis of presentation in 2006. The results for Family Medical Clinics, which were reported as part of Medical Services in 2005, have been reclassified as discontinued operations (Note 4).