Form 10-Q
period 2007-03-31
MED-EMERG INTERNATIONAL INC
filed 2007-05-15
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended March 31, 2007
OR
☐	Transition Report Pursuant to Section 13 Or 15(D) of the Securities Exchange Act Of 1934 for the Transition Period From _________ to __________

Commission File Number: 1-13861

MED-EMERG INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

PROVINCE OF ONTARIO, CANADA	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employment Identification No.)

6711 Mississauga Road, Suite 404 Mississauga, Ontario, Canada	L5N 2W3
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 14, 2007, 58,277,696 of the registrant’s common shares were outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $3,455,000 based on the last reported sale price of $0.13 per share on May 14, 2007 as quoted on the OTC Bulletin Board.

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

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Med-Emerg International Inc.
Consolidated Balance Sheets
As at March 31, 2007 and December 31, 2006
(in US$)

	March	December
	2007	2006
Assets	(Unaudited)

Current assets
Cash	$3,193,157	$4,028,128
Accounts receivable	2,854,862	2,497,610
Prepaid expenses and other	312,417	76,045
Discontinued operations (Note 4)	466,785	463,870
	6,827,221	7,065,653

Property, plant and equipment	851,272	597,543
Goodwill	237,596	$237,596
	$7,916,089	$7,900,792

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,566,646	$2,273,061
Discontinued operations (Note 4)	888,608	880,373
	3,455,254	3,153,434
Long-term liabilities
Discontinued operations (Note 4)	205,551	280,873
Long-term debt	457,611	453,369
Redeemable, convertible Series I Special shares (Note 6a)	2,636,945	2,589,159
	3,300,107	3,323,401
	6,755,361	6,476,835
Contingent liabilities (Note 10)

SHAREHOLDERS' EQUITY
Capital stock (Note 6)	16,420,668	16,420,668
Contributed surplus (Note 7)	3,106,792	3,106,792
Deficit	(17,524,205)	(17,253,951)
Cumulative translation adjustment	(842,527)	(849,552)
	1,160,728	1,423,957
	$7,916,089	$7,900,792

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statements of Deficit
For the three months ended March 31, 2007 and March 31,2006 (Unaudited)
(in US$)

	March	March
	2007	2006

Balance, beginning of period, as previously reported	($17,253,951)	($18,077,662)
Financial instruments - recognition and measurement (Note 3a)	16,972	-
Balance, beginning of period	(17,236,979)	(18,077,662)
Income (loss) attributable to common shareholders	(287,226)	68,840
Balance, end of period	($17,524,205)	($18,008,822)

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statements of Operations
For the Three months Ended March 31, 2007 and 2006 (Unaudited)
(in US$)

	March	March
	2007	2006

Revenue	$5,071,151	$4,283,470
Direct costs	3,682,081	3,108,720
	1,389,070	1,174,750
Expenses
Salaries and benefits	858,843	673,067
General and administration	477,159	230,586
Occupancy costs and supplies	146,980	119,467
Travel & marketing	56,194	45,856
	1,539,176	1,068,976

Income (loss) before undernoted items	(150,106)	105,774

Interest (income), net of bank charges	(7,333)	6,813
Interest on long-term debt	29,097	-
Interest expense on financial liability carried at amortized cost	4,757	-
Amortization of property, plant and equipment	53,699	40,306
Stock based compensation expenses	-	78,403
	80,220	125,522

Net loss before discontinued operations	(230,326)	(19,748)

Discontinued operations
Net income (loss) on discontinued operations (Note 4)	(56,900)	88,588
Net income (loss) attributable to common shareholders	$(287,226)	$68,840

Net income (loss) per common share (basic and diluted)
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$0.00

Weighted average number of common shares outstanding	58,277,696	58,277,696

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statements of Cash Flows
For the Three months Ended March 31, 2007 and 2006 (Unaudited)
(in US$)

	March	March
	2007	2006
		Restated
Cash Flows from Operating Activities
Net loss before discontinued operations	($230,326)	($19,748)
Adjustments for:
Amortization of property, plant and equipment	53,699	40,306
Accretion of discount on Series I Shares	24,102	-
Interest expense on financial liability carried at amortized cost	4,757	-
Stock based compensation expenses	-	78,403
	(147,768)	98,961

Decrease in non-cash working capital components	(283,582)	(60,819)
Discontinued operations	(126,900)	(182,072)
	(558,250)	(143,930)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(307,429)	(30,533)
	(307,429)	(30,533)

Effect of foreign currency translation	30,708	(3,245)

Decrease in cash	(834,971)	(177,708)
Cash, beginning of period	4,028,128	660,947
Cash, end of period	$3,193,157	$483,239

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Interim Consolidated Financial Statements
For the Three months ended March 31, 2007 and 2006

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

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At March 31, 2007, the Company had about 40 physician and nurse staffing contracts in approximately 30 facilities across Ontario.

The Medical Services division is comprised of (a) infusion services and (b) pain management services. The infusion business provides special access Remicade’ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain. Since then, eight additional clinics have opened.

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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These consolidated financial statements consolidate the accounts of MEII and all of its wholly-owned subsidiaries 927563 Ontario Inc., 927564 Ontario Inc., Med-Emerg Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., YFMC Healthcare (Alberta) Inc., Doctors on Call Ltd and CPM Health Centres Inc.

Significant intercompany accounts and transactions have been eliminated on consolidation.

The consolidated financial statements are expressed in U.S. dollars for the benefit of U.S. readers. Differences between Canadian and United States GAAP are described in Note 9.

In the opinion of management, the unaudited interim consolidated financial statements follow the same accounting policies and methods of application as the most recent audited annual financial statements.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

These unaudited interim consolidated financial statements are condensed, and do not include all disclosures required for annual financial statements, which are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). These unaudited interim consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the 2006 Annual Report.

3. SUMMARY OF SIGNIFICANT CHANGES IN ACCOUNTING POLICIES

(a)	Financial instruments - recognition and measurement

On January 1, 2007, the Company adopted Section 3855 of the Canadian Institute of Chartered Accountants’ (“CICA”) Handbook, “Financial Instruments - Recognition and Measurement”. It exposes the standards for recognizing and measuring financial instruments in the balance sheet and the standards for reporting gains and losses in the financial statements. Financial assets available for sale, assets and liabilities held for trading and derivative financial instruments, part of a hedging relationship or not, have to be measured at fair value.

The Company has made the following classifications:

•	Cash and temporary investments are classified as financial assets held for trading and are measured at fair value. Gains and losses related to periodical revaluation are recorded in net income.
•
Accounts receivable are classified as loans and receivables and are initially measured at fair value and subsequent periodical revaluations are recorded at amortized cost using the effective interest rate method.

•
Accounts payable and accrued liabilities and long-term debt are classified as other liabilities and are initially measured at fair value and subsequent periodical revaluations are recorded at amortized cost using the effective interest rate method.

The adoption of this Section is done retroactively without restatement of the consolidated financial statements of prior periods. As at January 1, 2007, the impact on the consolidated balance sheet of measuring the financial assets and liabilities using the effective interest rate method was a decrease in accounts payable and opening deficit of $16,972.

The Company determined that there were no hedging derivatives as at January 1, 2007.

(b)       Comprehensive income

On January 1, 2007, the Company adopted Section 1530 of the CICA Handbook, “Comprehensive Income”. It describes reporting and disclosure recommendations with respect to comprehensive income and its components. Comprehensive income is the change in shareholders’ equity, which results from transactions and events from sources other than the Company’s shareholders.

The Company determined that there was no impact to its financial statements from the adoption of Section 1530 of the CICA Handbook.

(c)        Equity

On January 1, 2007, the Company adopted Section 3251 of the CICA Handbook, “Equity”, replacing Section 3250, “Surplus”. It describes standards for the presentation of equity and changes in equity for reporting period as a result of the application of Section 1530, “Comprehensive Income”.

The Company determined that there was no impact to its financial statements from the adoption of Section 3250 of the CICA Handbook.

(d)        Hedges

On January 1, 2007, the Company adopted Section 3865 of the CICA Handbook, “Hedges”. The recommendations of this Section expand the guidelines required by Accounting Guideline 13 (AcG-13), Hedging Relationships. This Section describes when and how hedge accounting can be applied as well as the disclosure requirements. Hedge accounting enables the recording of gains, losses, revenues and expenses from the derivative financial instruments in the same period as for those related to the hedged item.

The Company determined that there was no impact to its financial statements from the adoption of Section 3865 of the CICA Handbook.

4. DISCONTINUED OPERATIONS

Family Medical Clinics Sale

On September 5, 2003 the Company entered into a transaction with AIM Health Group Ltd. (“AIM”) to dispose of MEII’s Ontario-based clinic operations.

Alberta Medical Clinics Sale
On December 31, 2003, MEII’s indirect wholly-owned subsidiary YFMC Healthcare (Alberta) Inc. sold certain assets of the following four medical clinics located in the province of Alberta: Martindale Medical Centre, McKnight Village Medical Clinic, Jasper Avenue Medical Clinic, West Edmonton Mall Medical Centre.

Ownership of two of the family medical clinics sold in 2003 reverted to the Company in 2005. During the fourth quarter of 2006 the decision was taken to dispose of these assets.

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

The loss from discontinued operations is comprised of a loss from the DND Contract of $4,858 (2006 - income of $121,634) and a loss from Family Medical Clinics of $52,042 (2006 - $33,046).

	Three Months Ended March 31
	2007	2006

Revenue	$160,138	$539,802
Physician fees and other direct costs	76,837	154,842
Gross margin	83,301	384,960
Operating, general and administrative
expenses	138,797	261,555
Interest	1,404	34,817
Income (loss) from discontinued operations	$(56,900)	$88,588

Results of discontinued operations for 2006 have been restated to reflect the impact of the decision taken in November 2006 to discontinue the Family Medical Business. The restatement had the following impact on the 2006 results:

	March 31, 2006
	(as previously reported)	March 31, 2006

Revenue	$286,708	$539,802
Physician fees and other direct costs	-	154,842
Gross margin	286,708	384,960
Operating, general and administrative
expenses	130,257	261,555
Interest	34,817	34,817
Income from discontinued operations	$121,634	$88,588

	March 31,	December 31,
	2007	2006
Assets
Current
Cash	$347	$1,755
Accounts receivable	466,438	462,115
	$466,785	$463,870
Liabilities
Current
Accounts payable and accrued liabilities	888,608	$880,373
Long-term debt	205,551	280,873
	1,094,159	1,161,246
Net liabilities	$627,374	$697,376

The long-term debt of $205,551 ($280,873 at December 31, 2006) pertains to the long-term portion of the Goods and Services Tax (“GST”) which is payable over a period of five years, as per an agreement between the Company and the Canada Revenue Agency (“CRA”). The GST obligation arose on revenues associated with the DND contract. An amount of $25,983 (CDN$30,000) is payable monthly and is reviewable every six months. The current portion of this debt $295,976 (December 31, 2006 - $296,904) has been classified under current portion of Discontinued Operations. The CRA has the right to register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

5. INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at January 1, 2007 and March 31, 2007, the Company had unrecognized tax benefits of $2.5 million associated with non-capital loss carryforwards and tax pools of $7.5 million.

The Company files federal and provincial income tax returns in Canada. The Company is generally no longer subject to provincial income tax examinations by provincial tax authorities for years before 2005 and to federal income tax examinations for years before 2003. The Canada Revenue Agency (“CRA”) commenced an examination of the Company’s Canadian income tax returns for 2003 and 2004 in the third quarter of 2006 that is anticipated to be completed by the end of 2007. As of March 31, 2007, the CRA has not made any proposed adjustments to the Company’s tax positions. Management does not anticipate that adjustments, if any, which may be proposed by the CRA would result in a material change to its financial position.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2007 and 2006, there was no such interest or penalty.

6. CAPITAL STOCK

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

The Series I Shares have been accounted for as a compound financial instrument consisting of both a financial liability and equity component. The proceeds of the Series I Shares were allocated to the two components based on the present value of the future redemption value of the Series I Shares, discounted at a reasonable rate of return, considering the terms of the investment that could be earned by the holder of the Series I Shares.

(b)        Common stock purchase warrants

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

7. CONTRIBUTED SURPLUS

During the third quarter of 2006 Common Share purchase warrants expired. When the Common Share purchase warrants were issued in 1998, $106,111 of value was attributed to the Common Share purchase warrants. With expiration of the Common Share purchase warrants the value attributed to them was written-off. This amount was credited to contributed surplus.

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

8. RELATED PARTY TRANSACTIONS

During the first quarter of 2007, included in general and administration expenses are administrative fees of $nil in regards to payments to a related company ($31,182 in the first quarter of 2006). There are no related party balances outstanding at March 31, 2007 or December 31, 2006. These transactions have been recorded at their exchange amount which is the amount agreed to by the related parties.

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

The reconciliation of Canadian to U.S. GAAP for the Series 1 Shares is as follows:

	March 31,	December 31,
	2007	2006
Liability portion of redeemable, convertible Series I Shares - Canadian GAAP	$2,636,945	$2,589,159
Impact of accretion expense	(72,226)	(48,124)
Equity portion of redeemable, convertible Series I Shares - Canadian GAAP	482,043	482,043
Translation adjustment attributable to Series I Shares	59,792	83,476
Series I Shares - U.S. GAAP	$3,106,554	$3,106,554

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

(d)        Comprehensive loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Under U.S. GAAP the foreign currency translation adjustment recorded for the period and included in the cumulative translation adjustment in shareholders’ equity is included in comprehensive income (loss). The foreign currency translation adjustments are not currently adjusted for income taxes. The company is situated in Canada, and the foreign currency translation adjustments relate to the translation of the consolidated financial statements from Canadian dollars into United States dollars, solely for the convenience of the readers.

The effect of these accounting differences on capital stock, contributed surplus, deficit, cumulative translation adjustment, net income (loss) and net income (loss) per share are as follows:

(e)        Start-up costs

Under Canadian GAAP as described in EIC 27 “Revenues and Expenditures During the Pre-operating Period”, certain pre-operating costs may be deferred and amortized over the tem associated with which they were incurred. Under U.S. GAAP such start-up costs are expensed in the period in which they occur.

(f)         Accounting for Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board
(“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

	March 31,	December 31,
	2007	2006
Capital stock - Canadian GAAP	$16,420,668	$16,420,668
Capital stock issued on purchase of YFMC Healthcare Inc.	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued	(36,406)	(36,406)
Equity portion of redeemable Series I Shares	(482,043)	(482,043)
Capital stock - U.S. GAAP	$16,990,091	$16,990,091

Contributed surplus - Canadian GAAP	$3,106,792	$3,106,792
Share purchase warrants	36,406	36,406
Paid-in capital U.S. GAAP	$3,143,198	$3,143,198

Deficit - Canadian GAAP	$(17,524,205)	$(17,253,951)
Write-off of goodwill on purchase of YFMC Healthcare Inc.	$(1,087,872)	$(1,087,872)
Impact of accretion expense	72,226	48,124
Financial instruments - recognition and measurement (Note 2)	(16,972)	-
Interest expense on financial liability carried at amortized cost	4,757	-
Impact of start-up costs	(36,702)
Deficit - U.S. GAAP	$(18,588,768)	$(18,293,699)

Cumulative translation adjustment - Canadian GAAP	$(842,527)	$(849,552)
Translation adjustment attributable to Series I Shares	(59,792)	(83,476)
Cumulative translation adjustment - U.S. GAAP	$(902,319)	$(933,028)
Shareholders' equity - U.S. GAAP	$642,202	$906,562

	Three Months Ended March 31
	2007	2006

Net income (loss) - Canadian GAAP	$(287,226)	$68,840
Impact of accretion expense	24,102	-
Interest expense on financial liability carried at amortized cost	4,757	-
Impact of start-up costs	(36,702)	-
Net income (loss) - U.S. GAAP	(295,069)	68,840
Foreign currency translation adjustment	30,708	(3,245)
Comprehensive income (loss)	$(264,361)	$65,595

Net income (loss) per share, basic and diluted - Canadian GAAP
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$0.00

Net income (loss) per share, basic and diluted - U.S. GAAP
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$0.00

Recently Issued Accounting Pronouncements

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

10. CONTINGENT LIABILITIES

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

(iii)       Claims have been made against the Company for unspecified damages in regards to a claim for wrongful dismissal and breach of contract. The Company is of the view that liability, if any, would be the responsibility of a third party contractor and if damages were found, they would not be material in light of the current law. Since management is of the opinion that the claim is unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements. No amount has been provided in these consolidated financial statements.

(iv)        The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next seven years, during the respective lease terms, totals $926,000.

(v)         We are party to various claims and legal proceedings arising in the normal course of business. While claims and litigation are subject to inherent uncertainties, management currently believes that the ultimate outcome of claims and proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial condition, results of operation or cash flows.

Any liability resulting from the above will be reflected as a charge to income in the year the liability, if any, is confirmed.

11. SEGMENTED INFORMATION

The Company operates under three business units: Staffing Solutions, Medical Services, and Healthcare Consulting Services.

The segmented information for the business units are as follows:

	Three Months Ended March 31
	2007	2006
Revenue
Staffing solutions	$2,737,272	$2,660,557
Medical services	2,085,202	1,188,394
Healthcare consulting	248,677	434,519
	5,071,151	4,283,470
Divisional income (loss)
Staffing solutions	(26,665)	139,616
Medical services	(78,977)	(77,826)
Healthcare consulting	(44,464)	43,984
	(150,106)	105,774

Interest income, net of bank charges	(7,333)	6,813
Interest on long-term debt	29,097	-
Amortization of property, plant and equipment	53,699	40,306
Interest expense on financial liability carried at amortized cost	4,757	-
Stock based compensation expenses	-	78,403
	80,220	125,522

Net loss from continuing operations	($230,326)	($19,748)

12. ECONOMIC DEPENDENCE

The Company derived approximately 18% of its revenue for the three month period ended March 31, 2007 (13% - 2006) from services provided under its contract with Schering, and as such is subject to concentration risk associated with the continuation of its contract with Schering.

13. COMPARATIVE FIGURES

Certain figures in the 2006 consolidated financial statements have been reclassified to conform with the basis of presentation in 2007. The results for Family Medical Clinics, which were reported as part of Medical Services in 2006, have been reclassified as discontinued operations (Note 4).

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

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services. During the three month period ended March 31, 2007, 54% of the Company’s revenue was generated by the Staffing Solutions unit; 41% by the Medical Services unit; and 5% by the Healthcare Consulting unit. From a Gross Margin perspective, the contribution was 29%, 59% and 12%, respectively.

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

The Company’s Healthcare Consulting Services provide custom solutions for governments and national and provincial bodies on a variety of matters including primary care renewal, project evaluation, and healthcare human resource planning.

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

Infusion Services
In March 2001, MEII entered into an agreement with Schering Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with various inflammatory disorders, including rheumatoid arthritis and Crohn's disease. The Company delivered more than 10,100 infusions in 2006. During the first quarter of 2007, The Company provided approximately 3,500 infusions.

MEII expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of March 31, 2007, the Company operated 22 virtual clinics across Ontario. On an as-required basis, the Company rents space in community-based medical clinics. MEII’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs. The Remicade™ is supplied by a local pharmacy.

Remicade™ is currently approved by Health Canada for six indications in Ontario: rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis ulcerative colitis, psoriatic arthritis and psoriasis. Once an indication is approved by Health Canada, it is more likely that doctors will prescribe the medicine and that insurance companies will insure the medicine. Historically, more than 85% of infusions have related to Crohn’s disease and rheumatoid arthritis. Total infusions grew by 61% in the first quarter of 2007. The Company expects growth related to Remicade™ to level off in the near term, unless additional indications are approved by Health Canada.

The Company continues to look for additional products to offer through its infusion clinics and the opportunity to open clinics in new locations.

Pain Management Services
MEII’s chronic pain management service, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. A second location, in downtown Toronto, was opened in December 2004, two more locations were opened in 2005, in Hamilton and Mississauga and a fifth one in Oakville, Ontario opened in 2006. During the first quarter or 2007, clinics were opened in Ottawa, London, Oshawa and St. Catharines Ontario.

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

The clinic that CPM acquired in November 2004 increased patient visits from approximately 300 patients per month to more than 700 patients per month during 2006. Year-over-year, CPM more than doubled its patient visits from approximately 3,330 patient visits during the first three months of 2006 to approximately 7,180 patient visits in the first quarter of 2007.

Plans are underway to further increase capacity in 2007 by training more doctors and by opening additional clinics.

HEALTHCARE CONSULTING

Over the years, MEII has developed significant experience in international and domestic healthcare consulting. Currently the Company is providing consulting services under several contracts, advising on a range of issues related to primary care staffing, health human resource planning, and integrated service delivery models.

The Company is currently in negotiations with several provincial bodies to provide services. During 2006 the Company provided services to the Ministry of Health and Long-Term Care, Ontario, in regards to pandemic planning and the use of nurse practitioners and physicians’ assistants in an ER setting; developed and designed nine business plans with respect to Family Health Teams across Ontario; and assisted the Ministry of Health, Nova Scotia in researching the use of international medical graduates.

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

RESULTS OF OPERATIONS

REVENUE

The Company's revenue from continuing operations for the three months ended March 31, 2007 was $5,071,151 compared to $4,283,470 for the three months ended March 31, 2006.

The increase in revenue during the 2007 period over the comparable 2006 period of approximately 18% was attributable to increases in the Staffing Solutions and Medical Services divisions, slightly offset by a decrease in the Consulting division. Divisional revenues were:

	Quarter Ended March 31,
Division	2007	2006
Staffing Solutions	$2,737,272	$2,660,557
Medical Services	2,085,202	1,188,394
Consulting	248,677	434,519
Total	$5,071,151	$4,283,470

Staffing Solutions revenues increased 3% in the first quarter of 2007 over 2006. In the third quarter of 2006, the Company lost two significant contracts. It has taken several months to regain the business lost at that time.

Revenue from the Medical Services division increased 76% to $2,085,202 from $1,188,394 in 2006. The increase was largely driven by:
1.
The Pain Management business continues to grow. Centers opened during 2006 and the first quarter of 2007 generated approximately $535,000 of new revenue while revenues from the existing clinics were comparable to those in 2006.

2.
During the first quarter of 2007, the Company increased its base of intravenous infusion clinics from 16 to 22. Infusion revenues increased about $343,000 to $904,660 from $561,122 in 2006. The 61% increase in the Infusion business was driven by a corresponding 61% increase in infusions from 2,175 in the first quarter of 2006 to 3,497 in the first quarter of 2007. Of this, 38% of the increase was from additional infusions at existing clinics and the remaining growth came from infusions at clinics that were opened during the first quarter of 2007.

Revenue from Healthcare Consulting was $248,677 for the first quarter of 2007 compared to $434,519 for the quarter ended March 31, 2006, a decrease of 43%. Contracts that the Company expected to sign, have been delayed and accordingly revenues decreased during the first quarter of the year.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $1,398,070 (18%) for the first quarter of 2007, from $1,174,750 for the same period in 2006.

	Quarter Ended March 31,
Division	2007	2006
Staffing Solutions	$402,992	$474,118
Medical Services	816,668	448,753
Consulting	169,410	251,879
Total	$1,389,070	$1,174,750

The Gross Margin from the Staffing Solutions business decreased from $474,118 during the first quarter of 2006 to $402,992 in first quarter of 2007. The decrease of 15% was caused by the loss of certain high gross margin business during the second half of 2006. Gross margin as a percentage of revenue declined from 17.8% during the first quarter of 2006 to 14.7% in the first quarter of 2007.

The Gross Margin from Medical Services increased 82%, or about $368,000 in the first quarter of 2007 compared to the same period in 2006. As discussed above concerning revenue, this is attributable to (a) the continued growth of the Pain management business ($164,000); and (b) increased Infusion volumes ($204,000).

The Gross Margin from Consulting Services decreased 33% for the first three months of 2007 from $251,879 in 2006 to $169,410 in 2007. The decrease is Gross Margin is attributable to a decreased level of activity in 2007, corresponding to the delay in several contracts that the Company expects to win.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses. Indirect expenses include corporate overheads, which are allocated to the divisions based on gross margin earned by the division.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Quarter Ended March 31,
Division	2007	2006
Staffing Solutions	$429,657	$334,502
Medical Services	895,645	526,580
Consulting	213,874	207,894
Total	$1,539,176	$1,068,976

On an overall basis, operating expenses increased 44%, or approximately $470,000, to $1,539,176 for the first quarter of 2007 from $1,068,976 for the quarter ended March 31, 2006. The increase was attributable to increased costs associated with the business units: Staffing Solutions ($95,000); Pain Management ($250,000); and Infusion Services ($120,000). The increase in Staffing Solutions is related to increased costs associated with the evolution of the department to meet the current market requirements. The increase in costs associated with the Pain Management and Infusions Services business is related to the increase in business volumes with each business unit.

AMORTIZATION AND INTEREST

Amortization increased from $40,306 for the three months ended March 31, 2006 to $53,699 for the first quarter of 2007. During the fourth quarter of 2006, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers. Consequently amortization costs increased in the first quarter of 2007 compared to the first quarter of the previous year.

For the three months ended March 31, 2007, the Company earned interest net of bank charges of $7,333, compared to an expense of $6,813 in the same period in 2006. When the Company completed its financing in July 2006, the cash on hand increased so that interest earned exceeded the bank charges incurred.

Interest on long-term debt in the first quarter of 2007 increased from $nil in the first quarter of 2006 to $29,097. The increase is associated with the interest charges attributed to the Series I Special Shares. This is a non-cash expense.

OTHER EXPENSES

Stock based compensation expenses were $nil in the first quarter of 2007 compared to $78,403 in the first three month of 2006. Stock based compensation expenses arise when options or warrants, issued to employees or others, vest. In the first quarter of 2006 the Company extended the expiry date of 1,437,500 stock purchase warrants from February 2006 to August 2006, resulting in stock based compensation expense of $69,876. Also during the first quarter of 2006, 31,250 stock options awarded to an employee in 2004, vested, resulting in additional stock based compensation expense of $8,527.

Interest expense on the financial liability carried at amortized cost of $4,757 arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”. The charge to earnings represents the amortization of an unrealized gain on certain liabilities. This is a non cash expense.

INCOME TAXES

For the three months ended March 31, 2007 and 2006, there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years. The Company pays income taxes in accordance with Canadian federal and provincial income tax legislation. We do not expect to pay significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS (GOVERNMENT HEALTHCARE SERVICES)

Family Medical Clinics
For the three month period ended March 31, 2007 the Company reported a loss from its Family Medical Clinics of $52,042 compared to a loss of $33,047 in the same period in 2006. The Company is in the process of disposing of all Family Medical Clinics. The losses increased in the current fiscal year when one of the physicians at the Calgary clinic resigned, reducing the billings at the clinic. Late in the first quarter of 2007, a physician was recruited to replace the departed physician.

Government Health Services
During the three month period ended March 31, 2007, the Company had a loss from Government Health Services (the “DND Contract”) of $4,858 compared to income of $121,635 in the first quarter of 2006. During the first quarter of 2006, the Company reached agreement with Public Works and Government Services Canada (“PWGSC”) and DND regarding certain disputed amounts. Included in the calculation of income in 2006 was approximately $130,000 of expenses related to legal and consulting services incurred while attempting to recover amounts owing. The costs incurred in the first quarter of 2007, similarly relate to expenses incurred in attempting to recover amounts from PWGSC.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2007, the Company's cash position was $3,193,157 compared to $4,028,128 at December 31, 2006.

The Company’s principal source of liquidity is its cash on hand and its cash flow from operations. Historically we have incurred operating losses; however, in 2006 the Company reported cash flow from operations of approximately $736,000. This arose on the settlement of an outstanding lawsuit. The Company’s working capital position (current assets minus current liabilities) decreased by approximately $527,000 in the first quarter. During the first quarter of 2007, the Company continued its expansion of its Pain Management business, by opening four new Pain Management centers. Capital expenditures in the first quarter increased to approximately $307,000 from $30,000 in the first quarter of 2006.

The reduction in the cash position of ($834,971) in the first quarter of 2007 resulted from (a) a decrease of cash from operations of ($112,000); (b) and changes to non-cash working capital items of ($296,000); (c) a ($117,000) change from discontinued operations, comprised of a loss of ($57,000) from discontinued operations and a ($60,000) decrease in working capital from discontinued operations; and (d) ($307,000) used by the Company in investing activities with respect to the purchase of property, plant and equipment. The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s Pain Management centers.

The Company believes that cash on hand is adequate to finance our working capital, capital expenditure, and other obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

ADOPTION OF ACCOUNTING POLICIES

Effective January 1, 2007, the Fund has adopted the Canadian Institute of Chartered Accountants (“CICA”) Handbook; Section 3855 “Financial Instruments - Recognition and Measurement”; Section 3865 “Hedges”; and Section 1530 “Comprehensive Income”. These accounting standards introduce new requirements for the recognition and measurement of financial instruments, the application of hedge accounting and the reporting of comprehensive income that are designed to harmonize Canadian accounting standards with US and International Financial Reporting Standards.

For details of the specific accounting changes and related impacts, refer to Notes 3 and 9 in the unaudited interim consolidated financial statements.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board
(“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

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

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: 1) the reported amounts of revenues and expenses, 2) the assessment of collection risk associated with accounts receivable, 3) the disclosure of contingent liabilities, and 4) reporting for income taxes. We evaluate our estimates on an on-going basis. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2006. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

•
We are subject to various claims and legal actions in the ordinary course of our business. These matters include breach of contract or similar matters arising from contractual disputes. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company are described in Note 10 of the financial statements included with this quarterly report on Form 10-Q. As mentioned, we are unable to determine our potential exposure regarding these lawsuits at this time. Similarly, we have other contingent liabilities that pertain to amounts potentially owing to government authorities. We continue to evaluate the probability of an adverse outcome and will provide accruals for such contingencies as required. We are currently not aware of any other such pending or threatened litigation or similar contingency that we believe is reasonably likely to have a material adverse effect on us. If we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals, as required, at that time.

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

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED-EMERG INTERNATIONAL INC.
(Registrant)
Principal Executive Officer
	By:	/s/ Dr. Ramesh Zacharias
Dr. Ramesh Zacharias
Chief Executive Officer
Date: May 15, 2007

Principal Financial and Accounting Officer:
	By:	/s/ William Danis
William Danis
Chief Financial Officer
Date: May 15, 2007