Form 10-Q
period 2007-06-30
MED-EMERG INTERNATIONAL INC
filed 2007-08-14
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Yes ☐ No ☒

As of August 13, 2007, 58,277,696 of the registrant’s common shares were outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $3.8 million based on the last reported sale price of $0.15 per share on August 13, 2007 as quoted on the OTC Bulletin Board.

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Med-Emerg International Inc.
Consolidated Balance Sheets
As at June 30, 2007 and December 31, 2006
(in US$)

	June 30	December 31
	2007	2006
Assets	(Unaudited)

Current assets
Cash	$2,760,733	$4,028,128
Accounts receivable	3,176,003	2,497,610
Prepaid expenses and other	326,677	76,045
Discontinued operations (Note 4)	529	463,870
	6,263,942	7,065,653

Property, plant and equipment	1,216,517	597,543
Goodwill and other intangible assets	237,596	237,596
Deferred clinic set-up costs	89,999	-
	$7,808,054	$7,900,792

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,720,597	$2,273,061
Discontinued operations (Note 4)	645,381	880,373
	3,365,978	3,153,434
Long-term liabilities
Notes payable	377,585	453,369
Discontinued operations (Note 4)	138,315	280,873
Redeemable, convertible Series I Special shares (Note 6a)	2,883,892	2,589,159
	3,399,792	3,323,401
	6,765,770	6,476,835
Contingent liabilities (Note 10)

SHAREHOLDERS' EQUITY
Capital stock (Note 6)	16,420,668	16,420,668
Contributed surplus (Note 7)	3,106,792	3,106,792
Deficit	(17,717,430)	(17,253,951)
Cumulative translation adjustment	(767,746)	(849,552)
	1,042,284	1,423,957
	$7,808,054	$7,900,792

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statements of Deficit
For the three and six months ended June 30, 2007 and June 30,2006 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2007	2006	2007	2006

Balance, beginning of period, as previously reported	$(17,524,205)	$(18,008,822)	$(17,253,951)	$(18,077,662)

Financial instruments - recognition and measurement (Note 3a)	-	-	16,972	-

Balance, beginning of period	(17,524,205)	(18,008,822)	(17,236,979)	(18,077,662)

Income (loss) attributable to common shareholders	(193,225)	692,565	(480,451)	761,405

Balance, end of period	$(17,717,430)	$(17,316,257)	$(17,717,430)	$(17,316,257)

Med-Emerg International Inc.
Consolidated Statements of Comprehensive Income (Loss) and Other Comprehensive Loss
For the three and six months ended June 30, 2007 and June 30, 2006 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2007	2006	2007	2006
Net income (loss) attributable to common shareholders	$(193,225)	$692,565	$(480,451)	$761,405
Other comprehensive income
Change in cumulative translation adjustment	74,781	28,470	81,806	25,225

Comprehensive income (loss) for the period, attributable to common shareholders	$(118,444)	$721,035	$(398,645)	$786,630

Accumulated other comprehensive loss, beginning of period	$(842,527)	$(796,132)	$(849,552)	$(792,887)

Other comprehensive income	74,781	28,470	81,806	25,225

Accumulated other comprehensive loss, end of period	$(767,746)	$(767,662)	$(767,746)	$(767,662)

 The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations
Three months and six months ended June 30, 2007 and 2006 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2007	2006	2007	2006
		(restated)		(restated)
Revenue	$5,352,286	$4,757,232	$10,423,436	$9,040,702
Physician fees and other direct costs	3,695,740	3,357,813	7,377,820	$6,466,533
	1,656,546	1,399,419	3,045,616	2,574,169
Expenses
Salaries and benefits	981,261	738,648	1,840,105	$1,411,715
General and administration	402,778	275,872	879,938	$506,458
Occupancy costs and supplies	188,318	100,091	335,298	$219,559
Travel and marketing	126,816	74,911	183,010	$120,767
	1,699,173	1,189,522	3,238,351	2,258,499

Income (loss) before undernoted items	(42,627)	209,897	(192,735)	315,670

Interest income, net of bank charges	(46,057)	(6,813)	(53,390)	-
Interest on long-term debt	39,883	14,449	68,980	14,449
Amortization of property, plant, and equipment	88,124	46,628	141,823	86,934
Interest expense on financial liability carried at amortised cost	4,279	-	9,036	-
Stock compensation expense	-	10,456	-	88,859
	86,229	64,720	166,449	190,242

Income (loss) before discontinued operations	(128,856)	145,177	(359,184)	125,428
Discontinued operations
Loss from discontinued operations (note 4)	(64,369)	(100,842)	(121,267)	(12,253)
Income taxes recovery	-	648,230	-	648,230
Net income (loss) from discontinued operations	(64,369)	547,388	(121,267)	635,977
Net income/(loss) attributable to common shareholders	$(193,225)	$692,565	$(480,451)	$761,405
Income (loss) per common share, basic and fully diluted
Continuing operations	$(0.00)	$0.00	$(0.01)	$0.00
Discontinued operations	$(0.00)	$0.01	$(0.00)	$0.01
	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average common shares and share equivalents, diluted	58,277,696	58,277,696	58,277,696	58,277,696

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statements of Cash Flows
Three and six months ended June 30, 2007 and 2006 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2007	2006	2007	2006
		(restated)		(restated)
Cash Flows from Operating Activities
Net income/(loss) before discontinued operations	$(128,856)	145,177	$(359,184)	$125,428
Adjustments for:
Amortization of property, plant and equipment	88,124	46,628	141,823	86,934
Interest expense on financial liability carried at amortized cost	4,279	-	9,036	-
Stock compensation expense	-	10,456	-	88,859
Accretion of expense on Series I Shares	23,854	-	47,956	-
	(12,599)	202,261	(160,369)	301,221

Decrease in non-cash working capital components	(127,092)	(321,757)	(481,489)	(382,576)
Recovery of income taxes	-	(648,230)	-	(648,230)
Discontinued operations (Note 4)	35,408	891,397	(35,477)	742,372
	(104,283)	123,671	(677,335)	12,787
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(374,250)	(65,357)	(760,796)	(95,891)
Additions to deferred development costs	(89,999)	-	(89,999)	-
	(464,249)	(65,357)	(850,795)	(95,891)
Cash Flows from Financing Activities
Repayment of notes payable	(114,900)	-	(75,784)	-

Effect of foreign currency exchange rate changes	251,008	20,768	336,519	17,523

Increase (decrease) in cash	(432,424)	79,082	(1,267,395)	(65,581)
Cash, beginning of the period	3,193,157	516,284	4,028,128	660,947
Cash, end of the period	$2,760,733	$595,366	$2,760,733	$595,366

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended June 30, 2007 and 2006

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MEII”, “Med-Emerg” or the “Company”) provides quality healthcare solutions to the Canadian healthcare industry.

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

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At June 30, 2007, the Company had about 40 physician and nurse staffing contracts in approximately 30 facilities across Ontario.

The Medical Services division is comprised of (a) infusion services and (b) pain management services.  The infusion business provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain.  Since then, nine additional clinics have opened.

MEII provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

The Company sold all of its medical clinics during the 2003 fiscal year. In January 2005, the Company resumed operation of a family medical clinic previously sold in 2003, after it failed to achieve certain earnings targets.  In November, 2005, the Company resumed operation of a second clinic, when the buyer defaulted on certain payment obligations.  During November 2006 the Company established a plan to dispose of the remaining family medical clinics and the results of this operation are now included as Discontinued Operations (see Note 4).  .

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“GAAP”). These consolidated financial statements consolidate the accounts of MEII and all of its wholly-owned subsidiaries 927563 Ontario Inc., 927564 Ontario Inc., Med-Emerg Inc., Med-Emerg Health Centres Inc., YFMC Healthcare Inc., YFMC Healthcare (Alberta) Inc., Doctors on Call Ltd and CPM Health Centres Inc.

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

3. SUMMARY OF SIGNIFICANT CHANGES IN ACCOUNTING POLICIES

(a)	Financial instruments - recognition and measurement

On January 1, 2007, the Company adopted Section 3855 of the Canadian Institute of Chartered Accountants’ (“CICA”) Handbook, “Financial Instruments - Recognition and Measurement”. It describes the standards for recognizing and measuring financial instruments in the balance sheet and the standards for reporting gains and losses in the financial statements. Financial assets available for sale, assets and liabilities held for trading and derivative financial instruments, whether part of a hedging relationship or not, have to be measured at fair value.

The Company has made the following classifications:

m	Cash and temporary investments are classified as financial assets held for trading and are measured at fair value. Gains and losses related to periodic revaluation are recorded in net income.
m	Accounts receivable are classified as loans and receivables and are initially measured at fair value and subsequently valued at amortized cost using the effective interest rate method.
m
Accounts payable and accrued liabilities and long-term debt are classified as other liabilities and are initially measured at fair value and subsequently valuaed at amortized cost using the effective interest rate method.

The adoption of this Section was done retroactively without restatement of the consolidated financial statements of prior periods. As at January 1, 2007, the impact on the consolidated balance sheet of measuring the financial assets and liabilities using the effective interest rate method was a decrease in accounts payable and opening deficit of $16,972.

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

(d)         Hedges

On January 1, 2007, the Company adopted Section 3865 of the CICA Handbook, “Hedges”. The recommendations of this Section expand the guidelines required by Accounting Guideline 13 (AcG-13), “Hedging Relationships”. This Section describes when and how hedge accounting can be applied as well as the disclosure requirements. Hedge accounting enables the recording of gains, losses, revenues and expenses from the derivative financial instruments in the same period as for those related to the hedged item.

The Company determined that there was no impact to its financial statements from the adoption of Section 3865 of the CICA Handbook.

(e)         Deferred Clinic Set-up Costs

During the year, the Company adopted the provisions of EIC 127 “Revenues and Expenditures During the Pre-operating Period”, regarding the deferral and amortization of pre-operating costs over the term associated with which they are used.

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

The loss from discontinued operations is comprised of a loss from the Family Medical Clinics of $125,208, (2006 - a loss of $81,533) and income from the DND Contract of $3,941, (2006 - income of $69,280).

The summarized statements of loss for the Discontinued Operations follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Revenue	$174,330	$183,856	$334,468	$723,659
Physician fees and other direct costs	86,215	81,100	163,052	235,942
Gross margin	88,115	102,756	171,416	487,717
Operating, general and administrative expenses	157,447	163,540	296,244	425,095
Interest and other expenses, net of recoveries	(4,963)	40,058	(3,561)	74,875
Income (loss) from discontinued operations	$(64,369)	$(100,842)	$(121,267)	$(12,253)

Results of discontinued operations for 2006 have been restated to reflect the impact of the decision taken in November 2006 to discontinue the Family Medical Business.  The restatement had the following impact on the 2006 results:

	Three Months to June 30, 2006		Six Months to June 30, 2006
	(as previously		(as previously
	reported)	(as adjusted)	reported)	(as adjusted)
Revenue	$6,337	$183,856	$293,045	$723,659
Physician fees and other direct costs	-	81,100	-	235,942
Gross margin	6,337	102,756	293,045	487,717

Operating, general and administrative expenses	18,634	163,540	148,890	425,095
Interest and other expenses	40,055	40,058	74,872	74,875

Income from discontinued operations	$(52,352)	$(100,842)	$69,283	$(12,253)

The summarized balance sheets for the Discontinued Operations are:

	June 30,	December 31,
	2007	2006
Assets
Current
Cash	$529	$1,755
Accounts receivable	-	462,115
	$529	$463,870
Liabilities
Current
Accounts payable and accrued liabilities	$645,381	$880,373

Long-term debt	138,315	280,873
	$783,696	$1,161,246
Net liabilities	$783,167	$697,376

The long-term debt of $138,315 ($280,873 at December 31, 2006) pertains to the long-term portion of the Goods and Services Tax (“GST”) which is payable over a period of five years, pursuant to an agreement between the Company and the Canada Revenue Agency (“CRA”).  The GST obligation arose on revenues associated with the DND contract.  An amount of $28,164 (CDN$30,000) is payable monthly and is reviewable every six months. The current portion of this debt $337,968 (December 31, 2006 - $296,904) has been classified under current portion of Discontinued Operations. The CRA has the right to register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

5. INCOME TAXES

The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is not more likely than not that the deferred tax assets will be realized. As at June 30, 2007, the Company had unrecognized tax benefits of $3.1 million associated with non-capital loss carryforwards and tax pools of $9.2 million.

The Company files federal and provincial income tax returns in Canada.  The Company is generally no longer subject to provincial income tax examinations by provincial tax authorities for years before 2005 and to federal income tax examinations for years before 2003. The Canada Revenue Agency (“CRA”) commenced an examination of the Company’s Canadian income tax returns for 2003 and 2004 in the third quarter of 2006 that is anticipated to be completed by the end of 2007. As of June 30, 2007, the CRA has not made any proposed adjustments to the Company’s tax positions. Management does not anticipate that adjustments, if any, which may be proposed by the CRA would result in a material change to its financial position.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six month periods ended June 30, 2007 and 2006, there was no such interest or penalty.

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

The Series I Shares have been accounted for as a compound financial instrument consisting of both a financial liability and equity component.  The proceeds of the Series I Shares were allocated to the two components based on the present value of the future redemption value of the Series I Shares, discounted at a rate of 3.4%, which reflected management’s estimate of the rate of return required for instruments with similar characteristics and terms at the time of the issuance of the Series I Shares.

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

8. RELATED PARTY TRANSACTIONS

During the first six months of 2007, included in general and administration expenses are administrative fees of $nil in regards to payments to a related company ($31,872 in 2006). There are no related party balances outstanding at June 30, 2007 or December 31, 2006.   These transactions have been recorded at their exchange amount which is the amount agreed to by the related parties.

9. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with Canadian GAAP, which conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”) during the periods presented, except with respect to the following:

(a)        Redeemable Series I Special Shares

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

The reconciliation of Canadian to U.S. GAAP for the Series 1 Shares is as follows:

	June 30,	December 31,
	2007	2006
Liability portion of redeemable, convertible Series I Shares -
Canadian GAAP	$2,883,892	$2,589,159
Impact of accretion expense	(96,409)	(48,124)
Equity portion of redeemable, convertible Series I Shares - Canadian GAAP	482,043	482,043
Translation adjustment attributable to Series I Shares	(162,972)	83,476

Series I Shares - U.S. GAAP	$3,106,554	$3,106,554

(b)         Share capital, goodwill and correction of prior period error

Under Canadian GAAP, the purchase price of an acquisition completed prior to 2006 was determined based on the share price on the date the transaction was consummated. Under U.S. GAAP, the purchase price of an acquisition where shares are issued is determined based on the share price for the period surrounding the announcement date of the acquisition. The share price used for the YFMC Healthcare Inc. acquisition in 1999 under Canadian GAAP was $1.25. The share price used for the YFMC Healthcare

Inc. acquisition under U.S. GAAP was $1.859. The difference was allocated to goodwill at that time and, subsequently, the goodwill was impaired and written-off.

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

(e)         Start-up costs

Under Canadian GAAP as described in EIC 127 “Revenues and Expenditures During the Pre-operating Period”, certain pre-operating costs may be deferred and amortized over the term associated with which they were incurred.  Under U.S. GAAP such start-up costs are expensed in the period in which they occur.

(f)          Accounting for Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

The effect of these accounting differences on capital stock, contributed surplus, deficit, cumulative translation adjustment, net income (loss) and net income (loss) per share are as follows:

	June 30,	December 31,
	2007	2006
Capital stock - Canadian GAAP	$16,420,668	$16,420,668
Capital stock issued on purchase of YFMC Healthcare Inc. (Note 9b)	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued (Note 9c)	(36,406)	(36,406)
Equity portion of redeemable Series I Shares (Note 9a)	(482,043)	(482,043)
Capital stock - U.S. GAAP	$16,990,091	$16,990,091

Contributed surplus - Canadian GAAP	$3,106,792	$3,106,792
Share purchase warrants (Note 9c)	36,406	36,406
Additional paid-in capital U.S. GAAP	$3,143,198	$3,143,198

Deficit - Canadian GAAP	$(17,717,430)	$(17,253,951)
Write-off of goodwill on purchase of YFMC Healthcare Inc. (Note 9b)	$(1,087,872)	$(1,087,872)
Impact of accretion expense (Note 9a)	96,409	48,124
Financial instruments - recognition and measurement (Note 3a)	(16,972)	-
Interest expense on financial liability carried at amortized cost (Note 3a)	9,036	-
Impact of start-up costs (Note 9e)	(89,999)	-
Deficit - U.S. GAAP	$(18,806,828)	$(18,293,699)

Cumulative translation adjustment - Canadian GAAP	$(767,746)	$(849,552)
Translation adjustment attributable to Series I Shares (Note 9a)	162,972	(83,476)
Cumulative translation adjustment - U.S. GAAP	$(604,774)	$(933,028)
Shareholders' equity - U.S. GAAP	$721,687	$906,562

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Net income (loss) - Canadian GAAP	$(193,225)	$692,565	$(480,451)	$761,405
Impact of accretion expense (Note 9a)	23,854	-	47,956	-
Interest expense on financial liability carried at amortized cost (Note 3a)	4,279	-	9,036	-
Impact of deferred set-up costs (Note 9e)	(36,702)	-	(89,999)
Net income (loss) - U.S. GAAP	(201,794)	692,565	(513,458)	761,405
Foreign currency translation adjustment	220,299	20,768	328,254	17,523
Comprehensive income (loss)	$18,505	$713,333	$(185,204)	$778,928

Net income (loss) per share, basic and diluted - Canadian GAAP
Continuing operations	$(0.00)	$0.00	$(0.01)	$0.00
Discontinued operations	$(0.00)	$0.01	$(0.00)	$0.01

Net income (loss) per share, basic and diluted - U.S. GAAP
Continuing operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued operations	$(0.00)	$0.01	$(0.00)	$0.01

No. of shares outstanding	58,277,696	58,277,696	58,277,696	58,277,696

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

10. CONTINGENT LIABILITIES

(i)
There is uncertainty with respect to the Company’s liability for Goods and Services Tax pertaining to certain services that it previously provided.  The measurement of this uncertainty is not determinable and management is of the view that it is not probable that a liability will be confirmed.  No provision has been made in respect thereof, in these consolidated financial statements.

(ii)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a third party.  The potential costs to the Company associated with this dispute range from $nil to $1.6 million.  The Company is of the view that it is not probable that the Company will be found liable for these costs. No provision has been made in respect thereof, in these consolidated financial statements.

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

(iv)
The Company sub-leased certain premises to third parties when it disposed of its clinic operations (see Note 4 - Discontinued Operations). In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next seven years, during the respective lease terms, totals approximately $900,000.

(v)
The Company is party to various claims and legal proceedings arising in the normal course of business.  While claims and litigation are subject to inherent uncertainties, management currently believes that the ultimate outcome of claims and proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Any liability resulting from the above will be recorded as a charge to earnings in the period it is determined the occurrence of a confirming future event is likely and the amount of loss can be reasonably estimated.

11. SEGMENTED INFORMATION

The Company operates under three business units: Staffing Solutions, Medical Services, and Healthcare Consulting Services.

The segmented information for the business units are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenue
Staffing solutions	$2,638,345	$3,026,526	$5,375,617	$5,687,083
Medical services	2,613,454	1,513,358	4,698,656	2,701,752
Healthcare consulting	100,487	217,348	349,164	651,867
	5,352,286	4,757,232	10,423,437	9,040,702
Divisional income (loss) before the undernoted
Staffing solutions	48,182	106,247	21,516	245,863
Medical services	102,638	158,181	23,661	80,355
Healthcare consulting	(193,447)	(54,531)	(237,911)	(10,548)
	(42,627)	209,897	(192,735)	315,670

Interest income, net of bank charges	(46,057)	(6,813)	(53,390)	-
Interest on long-term debt	39,883	14,449	68,980	14,449
Amortization of property, plant and equipment	88,124	46,628	141,823	86,934
Interest expense on financial liability carried at amortized cost	4,279	-	9,036	-
Stock based compensation expenses	-	10,456	-	88,859
	86,229	64,720	166,449	190,242

Net income (loss) from continuing operations	$(128,856)	$145,177	$(359,184)	$125,428

12.  ECONOMIC DEPENDENCE

The Company derived approximately 19% of its revenue for the six month period ended June 30, 2007 (14% - 2006) from services provided under its contract with Schering-Plough Canada Inc. (“Schering”), and as such is subject to concentration risk associated with the continuation of its contract with Schering.

13.  SUBSEQUENT EVENT

Effective July 31, 2007, the Company sold certain assets associated with its Family Medical Clinic in Alberta.  See Note 4 - Discontinued Operations.  The Company anticipates that no material gain or loss will be recognized on the sale of these assets.

14.  COMPARATIVE FIGURES

Certain figures in the 2006 consolidated financial statements have been reclassified to conform to the basis of presentation in 2007.  The results for Family Medical Clinics, which were reported as part of Medical Services in 2006, have been reclassified as discontinued operations (Note 4).

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

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services.  During the first half of 2007, 52% of the Company’s revenue was generated by the Staffing Solutions unit; 45% by the Medical Services unit; and 3% by the Healthcare Consulting unit.  From a Gross Margin perspective, the gross margin generated from the three business units was 27%, 65% and 8%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system.  Some of these challenges, including the growing shortage of ER doctors, longer waiting times by patients, and the growing cost of public medicine, play directly into the Company’s strengths.

The Company’s Staffing Solutions provide physician-staffing services to more than 30 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

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

The Company tracks its operations by monitoring certain key performance indicators.  For Staffing Solutions, the Company monitors the number of contracts under administration, monthly shifts booked, and gross margin per contract.  For Medical Services, the Company tracks the number of infusions for Infusion Services and the number of patient referrals, average billing per patient and the number of patient visits for the pain management practice.  For Healthcare Consulting Services, the Company tracks the gross margin per contract and our win / loss ratio on contract bids.   The Company also measures certain key balance sheet ratios such as working capital, to monitor our cash flow situation.

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

Infusion Services
In March 2001, MEII entered into an agreement with Schering-Plough Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with various inflammatory disorders, including rheumatoid arthritis and Crohn's disease. The Company delivered more than 10,100 infusions in 2006.  During the first half of 2007, the Company provided approximately 7,300 infusions, compared to approximately 4,720 infusions in the first six months of 2006.

MEII expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of June 30, 2007, the Company operated 22 virtual clinics across Ontario.  On an as-required basis, the Company rents space in community-based medical clinics.  MEII’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs.  The Remicade™ is supplied by a local pharmacy.

Remicade™ is currently approved by Health Canada for six indications in Ontario: rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis ulcerative colitis, psoriatic arthritis and psoriasis. Once an indication is approved by Health Canada, it is more likely that doctors will prescribe the medicine and that insurance companies will insure the medicine.  Historically, more than 85% of infusions have related to Crohn’s disease and rheumatoid arthritis.  Total infusions grew by 54% in the first six months of 2007 over the same period in 2006.  The Company expects growth related to Remicade™ to level off in the near term, unless additional indications are approved by Health Canada.

The Company continues to look for additional products to offer through its infusion clinics and the opportunity to open clinics in new locations.

Pain Management Services
MEII’s chronic pain management service, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. A second location, in downtown Toronto, was opened in December 2004, two more locations were opened in 2005, in Hamilton and Mississauga and a fifth one in Oakville, Ontario opened in 2006.  During the first six months of 2007, clinics were opened in Ottawa, London, Oshawa, and St. Catharines Ontario.

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

The clinic that CPM acquired in November 2004 increased patient visits from approximately 300 patients per month to more than 700 patients per month during 2006.  Year-over-year, CPM almost doubled its patient visits from approximately 8,140 patient visits during the first six months of 2006 to approximately 15,500 patient visits in the first half of 2007.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006

REVENUE

The Company's revenue from continuing operations for the three months ended June 30, 2007 was $5,352,286 compared to $4,757,232 for the three months ended June 30, 2006.

The increase in revenue during the 2007 period over the comparable 2006 period of approximately 12% was attributable to an increase in the Medical Services division.  Divisional revenues were:

	Quarter Ended June 30,
Revenue	2007	2006
Staffing Solutions	2,638,345	3,026,526
Medical Services	2,613,454	1,513,358
Healthcare Consulting	100,487	217,348
Total	5,352,286	4,757,232

Staffing revenues decreased 13% during the three months ended June 30, 2007 from the corresponding period in 2006.  This decrease in the 2007 period relative to the 2006 period was primarily attributable to the loss of two significant contracts earlier in the year.

Revenue from the Medical Services division increased 72% to $2,613,454 from $1,513,358 in 2006.  The increase was driven by the following:
1.
In late 2004, the Company launched its Pain Management business.  In the second quarter of 2007, the Pain Management business generated $1,547,872 in revenue compared to $819,756 in 2006 as the Company grew from five to nine clinics.  The Pain Management business, as discussed previously, is an opportunity for the Company to generate considerable growth.  It is a field of healthcare that is vastly under-serviced in Canada.  The Company recently opened its ninth clinic location and more sites are scheduled for 2007.  Management believes that strong revenue growth will continue in the current fiscal year, though no assurance can be given that such growth will in fact be achieved.

2.
During the first half of 2007, the Company increased its base of intravenous infusion clinics from 16 to 22.  The Infusion revenues increased to $1,065,582 from $693,602 in 2006, coincident with the increased number of infusion clinics.  The 53% increase in the Infusion business was driven by a 49% increase in infusions from 2,544 in the second quarter of 2006 to 3,796 in the same quarter of 2007 and higher average revenue per infusion.

Revenue from Healthcare Consulting was $217,348 for the second quarter of 2006 compared to $100,487 for the quarter ended June 30, 2007, a decrease of 54%.  Contracts that the Company expected to sign, have been delayed and accordingly revenues decreased during the first quarter of the year

GROSS MARGIN

Gross margin (revenue less physician and other direct costs) increased to $1,656,546 (18%) for the second quarter of 2007, from $1,339,418 for the same period in 2006.

	Quarter Ended June 30,
Gross margin	2007	2006
Staffing Solutions	428,003	582,004
Medical Services	1,168,097	667,164
Healthcare Consulting	60,446	150,251
Total	1,656,546	1,399,419

The Gross Margin from the Staffing business decreased to $428,003 from $582,004 in 2006.  The decrease of 27% was driven by the decrease in the number of contracts under management and by the loss of a particular contract that had a higher than average gross margin. There was a decrease in the gross margin percentage, 16.2% in 2007 versus 19.2% in 2006, because of the loss of the aforementioned high margin contract and because the Company had a higher percentage of fixed fee contracts which resulted in a lower gross margin per contract.

The Gross Margin from Medical Services increased 75%, or approximately $500,000 in the second quarter of 2007 compared to the same period in 2006.  As discussed above concerning revenue, this is attributable to (a) the growth of the Pain management business ($265,000); and (b) increased Infusion volumes ($185,000) and better margin per infusion ($50,000).

The Gross Margin from Consulting Services decreased 60% for the second quarter of 2007 from $150,251 in 2006 to $60,446 in 2007.  The decrease is Gross Margin is attributable to decreased volume of activity in 2007.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Direct expenses include those costs that are directly related to the operations of the business unit.  Indirect expenses include corporate overheads, which are allocated to the divisions, based on the gross margin earned by the division.

On an overall basis, operating expenses increased 42% to $1,699,173 for the second quarter of 2007 from $1,189,522 for the quarter ended June 30, 2006.  The increase was largely attributable to increased costs associated with the Medical Services where costs increased $556,477, driven by increased business volumes.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Quarter Ended June 30,
Operating expenses	2007	2006
Staffing Solutions	379,822	475,757
Medical Services	1,065,459	508,982
Healthcare Consulting	253,892	204,783
Total	1,699,173	1,189,522

AMORTIZATION AND INTEREST

Amortization increased from $46,628 for the three months ended June 30, 2006 to $88,124 for the same period in 2007.  During the fourth quarter of 2006 and the first half of 2007, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers.  Consequently amortization costs increased in the second quarter of 2007 compared to the same period of the previous year.

For the three months ended June 30, 2007, the Company earned interest net of bank charges of $46,057, compared to $6,813 in the same period in 2006.  When the Company completed its financing in July 2006, the cash on hand increased significantly and interest earned on the cash on hand increased accordingly.

Interest on long-term debt in the second quarter of 2007 increased from $14,449 in the second quarter of 2006 to $39,883.  The increase is associated with the interest charges attributed to the Series I Special Shares.  This is a non-cash expense.

OTHER EXPENSES

Stock-based compensation expenses were $nil for the second quarter of 2007 compared to $10,456 for the second quarter of 2006.  Stock compensation expenses arise when options or warrants, issued to employees or others, vest.  In 2006 the costs associated with the vesting of certain management options were expensed in the period.

Interest expense on the financial liability carried at amortized cost of $4,279 (2006 - $nil) arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”.  This is a non cash expense.

INCOME TAXES

For the three months ended June 30, 2007 and 2006, there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years.  The Company is liable for income taxes in accordance with Canadian federal and provincial income tax legislation. We do not expect to be liable for significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS (GOVERNMENT HEALTHCARE SERVICES)

Family Medical Clinics
For the three month period ended June 30, 2007 the Company reported a loss from its Family Medical Clinics of ($73,697) compared to a loss of ($48,488) in the same period in 2006.  The Company is in the process of disposing of all Family Medical Clinics.  The losses increased in the current fiscal quarter when one of the physicians at the Calgary clinic resigned, reducing the billings at the clinic.

Government Health Services
During the three month period ended June 30, 2007, the Company had income from Government Health Services (the “DND Contract”) of $9,328 compared to a loss of ($52,354) in the second quarter of 2006.  The costs incurred in the second quarter of 2006 relate to expenses incurred in attempting to recover amounts from Public Works and Government Services Canada (“PWGSC”).  The income earned in the second quarter of 2007 relates to interest earned on settlements negotiated with PWGSC.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

REVENUE

The Company's revenue from continuing operations for the six months ended June 30, 2007 was $10,423,436 compared to $9,040,702 for the six months ended June 30, 2006.

The increase in revenue during the 2007 period over the comparable 2006 period of approximately 15% was attributable to an increase in Medical Services, while Staffing Solutions and Healthcare Consulting both reported decreased revenues.  Divisional revenues were:

	Six months Ended June 30,
Revenue	2007	2006
Staffing Solutions	5,375,616	5,687,083
Medical Services	4,698,656	2,701,752
Healthcare Consulting	349,164	651,867
Total	10,423,436	9,040,702

Staffing revenues decreased 5% for the six months ended June 30, 2007 from 2006.  This decrease was attributable to the loss of two contracts earlier in the year.

Revenue from the Medical Services division in the first six months of 2007 increased 74% to $4,698,656 from $2,701,752 in 2006.  The increase was driven by.
1.
In late 2004, the Company launched its Pain Management business.  For the first six months of 2007 the Pain Management business generated $2,728,214 in revenue compared to $1,447,040 in 2006 as the Company grew from five to nine clinics.  The Pain Management business, as discussed previously, is an opportunity for the Company to generate considerable growth.  It is a field of healthcare that is vastly under serviced in Canada.  The Company has recently opened its ninth clinic location and more sites are scheduled for 2007.  It is anticipated that strong revenue growth will continue in the current fiscal year.

2.
The Infusion business increased to $1,970,242 from $1,254,712 in 2006.  The 57% increase in the Infusion business was driven by a 55% increase in infusions from 4,719 in the first six months of 2006 to 7,293 in the same period of 2007.

Revenue from Healthcare Consulting was $349,164 for the first six months of the year compared to $651,867 for the six months ended June 30, 2006, a decrease of 47%.  Contracts that the Company expected to sign have been delayed and accordingly revenues decreased during the first quarter of the year.

GROSS MARGIN

Gross margin (revenue less physician and other direct costs) increased to $3,045,616 (18%) for six month period ended June 30, 2007, from $2,574,168 for the same period in 2006.

	Six months Ended June 30,
Gross margin	2007	2006
Staffing Solutions	830,995	1,056,123
Medical Services	1,984,765	1,115,917
Healthcare Consulting	229,856	402,129
Total	3,045,616	2,574,169

The Gross Margin from the Staffing business decreased to $830,995 from $1,056,122 in 2006.  The decrease of 22% was driven by the decrease in the number of contracts under management and by the loss of a particular contract that had a higher than average gross margin. There was a decrease in the gross margin percentage, 15.5% in 2007 versus 18.6% in 2006, because of the loss of the aforementioned high margin contract and because the Company had a higher percentage of fixed fee contracts which resulted in a lower gross margin per contract.

The Gross Margin from Medical Services increased 78%, or approximately $870,000 for the first half of 2007 compared to the same period in 2006.  As discussed above concerning revenue, this is attributable to (a) the launch of the Pain management business ($430,000); and (b) increased Infusion volumes ($365,000) and better margin per infusion ($75,000).

The Gross Margin from Consulting Services decreased 43% for the first six months of 2007 from $402,129 in 2006 to $229,856 in 2007.  The decrease is Gross Margin is attributable to decreased business activity in the first half of 2007.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Direct expenses include those costs that are directly related to the operations of the business unit.  Indirect expenses include corporate overheads, which are allocated to the divisions, based on the gross margin earned by the division.

On an overall basis, operating expenses increased 43% ($978,852) to $3,238,351 for the first half of 2007 from $2,258,499 for the same period in 2006.  The increase in expenses is largely attributable to increased costs associated with the Medical Services ($925,000).

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Six months Ended June 30,
Operating expenses	2,007	2,006
Staffing Solutions	809,480	810,259
Medical Services	1,961,105	1,035,563
Healthcare Consulting	467,766	412,677
Total	3,238,351	2,258,499

AMORTIZATION AND INTEREST

Amortization increased from $86,934 for the six months ended June 30, 2006 to $141,823 for the same period in 2007.  During the fourth quarter of 2006 and the first half of 2007, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers.  Consequently amortization costs increased in the second quarter of 2007 compared to the same period of the previous year.

For the six months ended June 30, 2007, the Company earned interest net of bank charges of $53,390, compared to $nil in the same period in 2006.  When the Company completed its financing in July 2006, the cash on hand increased significantly so that interest earned exceeded the bank charges incurred.

Interest on long-term debt for the six months ended June 30, 2007 increased from $14,449 in 2006 to $68,980.  The increase of $54,531 is associated with the interest charges attributed to the Series I Special Shares.  This is a non-cash expense.

OTHER EXPENSES

Stock compensation expenses were $nil for the six month period ended June 30, 2007 compared to $88,859 for the same period in 2006.  Stock compensation expenses arise when options or warrants, issued to employees or others, vest.  In 2006 the costs associated with the vesting of certain management options were expensed in the period as were the costs associated with the extension of 1,437,500 share purchase warrants.

Interest expense on the financial liability carried at amortized cost of $9,036 (2006 -$nil) arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”.  This is a non cash expense.

INCOME TAXES

For the six months ended June 30, 2007 and 2006, there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years.  The Company pays income taxes in accordance with Canadian federal and provincial income tax legislation. We do not expect to pay significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS - GOVERNMENT HEALTHCARE SERVICES

Family Medical Clinics
For the six month period ended June 30, 2007 the Company reported a loss from its Family Medical Clinics of ($125,208) compared to a loss of ($81,533) in the same period in 2006.  The Company is in the process of disposing of all Family Medical Clinics.  The losses increased in the current fiscal year when one of the physicians at the Calgary clinic resigned, reducing the billings at the clinic.

Government Health Services
During the six month period ended June 30, 2007, the Company had income from Government Health Services (the “DND Contract”) of $3,941 compared to income of $69,280 for the same period in 2006.  The costs in 2006 relate to expenses incurred in attempting to recover amounts from PWGSC.  The income earned in 2007 relates to interest earned on settlements negotiated with PWGSC.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2007, the Company's cash position was $2,760,733 compared to $4,028,128 at December 31, 2006.

The Company’s principal source of liquidity is its cash on hand and its cash flow from operations.  Historically we have incurred operating losses; however, in 2006 the Company reported cash flow from operations of approximately $736,000.  This arose when the Company received $1,800,000 (Cdn$2,000,000) on the settlement of an outstanding lawsuit.  The Company’s working capital position (current assets minus current liabilities) decreased by approximately $1,014,000 in the six months of 2007.  During this time, the Company continued its expansion of its Pain Management business, by opening four new Pain Management centers.  Capital expenditures in the first six months increased to approximately $760,000 from $95,000 in the first half of 2006.

The reduction in the cash position of ($1,267,395) in the first six months of 2007 resulted from (a) a decrease of cash from operations of ($160,000); (b) changes to non-cash working capital items of ($480,000); (c) a ($35,000) change from discontinued operations, comprised of a loss of ($121,000) from discontinued operations and a $86,000 increase in working capital from discontinued operations; (d) ($851,000) used by the Company in investing activities with respect to the purchase of property, plant and equipment and deferred clinic set-up costs and (e) the repayment of notes payable of ($75,000). The strengthening of the Canadian dollar relative to the US dollar resulted in a positive foreign exchange impact of $336,000. The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s Pain Management centers.

In the second quarter the Company implemented a cost reduction strategy.  It is expected that this initiative will yield annualized cost savings of up to $400,000 once it is fully implemented.

The Company believes that cash on hand is adequate to finance our working capital, capital expenditure, and other obligations for the foreseeable future.

OFF BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

ADOPTION OF ACCOUNTING POLICIES

Effective January 1, 2007, the Company has adopted the Canadian Institute of Chartered Accountants (“CICA”) Handbook; Section 3855 “Financial Instruments - Recognition and Measurement”; Section 3865 “Hedges”; and Section 1530 “Comprehensive Income”. These accounting standards introduce new requirements for the recognition and measurement of financial instruments, the application of hedge accounting and the reporting of comprehensive income that are designed to harmonize Canadian accounting standards with US and International Financial Reporting Standards.

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

•
The Company is required to estimate the amount of tax payable for the current year and the future income tax assets and liabilities recorded in the financial statements accounts for future tax consequences of events that have been reflected in its financial statements.  Significant management judgment is required to assess the timing and probability of the ultimate tax impact.  The Company records valuation allowances on future tax assets to reflect the expected realizable future tax benefits.  Actual income taxes could vary from these estimates due to future changes in income tax law, changes in the jurisdictions in which the Company operates, the inability to generate sufficient future taxable income or unpredicted results from potential examinations or determinations of each year’s liability by the taxing authorities.  Valuation allowances primarily relate to potential future tax assets arising from accounting amortization claimed in excess of tax depreciation and tax losses carried forward.  Management must assess both positive and negative evidence when determining whether it is more likely than not that future tax assets will be recoverable in future periods.  Based on this assessment, a valuation allowance must be established where management has determined, based on current facts and reasonable assumptions, that such future tax assets will not likely be realized by the Company.  Realization is based on the Company’s ability to generate sufficient future taxable income.  The Company intends to maintain a valuation allowance against its future tax assets until sufficient positive evidence exists to support its reversal.  Changes in material assumptions can occur from period to period due to the aging of prior year’s losses, the cumulative effect of current period taxable income and other sources of positive and negative evidence.  If these changes in material assumptions were to provide sufficient positive evidence, the Company could record the net benefit of $3.1 million associated with non-capital loss carryforwards and tax pools of $9.2 million, or a portion thereof, as a recovery of income taxes in the period when realization becomes more likely than not and a corresponding increase in net future income tax assets.
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

Changes in Internal Control over Financial Reporting: There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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
Date: August 14, 2007

Principal Financial and Accounting Officer:
	By:	/s/ William Danis
William Danis
Chief Financial Officer
Date: August 14, 2007