Form 10-Q
period 2007-09-30
MED-EMERG INTERNATIONAL INC
filed 2007-11-14
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

As of November 14, 2007, 58,277,696 of the registrant’s common shares were outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $4.1 million based on the last reported sale price of $0.16 per share on November 13, 2007 as quoted on the OTC Bulletin Board.

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Med-Emerg International Inc.
Consolidated Balance Sheets
As at September 30, 2007 and December 31, 2006
(in US$)

	September 30	December 31
	2007	2006
ASSETS	(Unaudited)

Current assets
Cash	$2,178,026	$4,028,128
Accounts receivable	3,523,434	2,497,610
Prepaid expenses and other	458,359	76,045
Discontinued operations (Note 4)	-	463,870
	6,159,819	7,065,653

Property, plant and equipment	1,318,042	597,543
Goodwill	237,596	237,596
Other intangible assets	445	-
Deferred clinic set-up costs	123,347	-
	$7,839,249	$7,900,792

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,856,476	$2,273,061
Discontinued operations (Note 4)	631,950	880,373
	3,488,426	3,153,434
Long-term liabilities
Long-term debt	299,995	453,369
Discontinued operations (Note 4)	57,629	280,873
Redeemable, convertible Series I Special shares (Note 6a)	3,115,239	2,589,159
	3,472,863	3,323,401
	6,961,289	6,476,835
Contingent liabilities (Note 10)

SHAREHOLDERS' EQUITY
Capital stock (Note 6)	16,420,668	16,420,668
Contributed surplus (Note 7)	3,106,792	3,106,792
Deficit	(17,929,711)	(17,253,951)
Accumulated other comprehensive income	(719,789)	(849,552)
	877,960	1,423,957
	$7,839,249	$7,900,792

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Deficit
For the three and nine months ended September 30, 2007 and September 30, 2006 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006

Balance, beginning of period, as previously reported	$(17,717,430)	$(17,316,257)	$(17,253,951)	$(18,077,662)

Financial instruments - recognition and measurement (Note 3a)	-	-	16,972	-

Balance, beginning of period	(17,717,430)	(17,316,257)	(17,236,979)	(18,077,662)

Income (loss) attributable to common shareholders	(212,281)	357,455	(692,732)	1,118,860

Balance, end of period	$(17,929,711)	$(16,958,802)	$(17,929,711)	$(16,958,802)

Med-Emerg International Inc.
Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
For the three and nine months ended September 30, 2007 and Septermber 30, 2006 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006
Net income (loss) attributable to common shareholders	$(212,282)	$357,455	$(692,732)	$1,118,860
Other comprehensive income
Change in cumulative translation adjustment	47,957	37,312	129,763	62,537

Comprehensive income (loss) for the period, attributable to common shareholders	$(164,325)	$394,767	$(562,969)	$1,181,397

Accumulated other comprehensive loss, beginning of period	$(767,746)	$(767,662)	$(849,552)	$(792,887)

Other comprehensive income	47,957	37,312	129,763	62,537

Accumulated other comprehensive loss, end of period	$(719,789)	$(730,350)	$(719,789)	$(730,350)

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations
Three months and nine months ended September 30, 2007 and 2006 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006
	(Restated - see Note 4 )		(Restated - see Note 4)
Revenue	$5,757,406	$4,130,465	$16,180,841	$13,171,167
Physician fees and other direct costs	4,026,733	3,054,833	11,404,551	9,521,366
	1,730,673	1,075,632	4,776,290	3,649,801
Expenses
Salaries and benefits	991,765	732,591	2,831,870	2,144,306
General and administration	457,432	309,674	1,337,370	816,132
Occupancy costs and supplies	229,717	107,116	565,015	326,675
Travel and marketing	84,260	57,995	267,269	178,762
	1,763,174	1,207,376	5,001,524	3,465,875

Income/(loss) before undernoted items	(32,501)	(131,744)	(225,236)	183,926

Interest income, net of bank charges	(10,084)	(30,606)	(63,474)	(30,606)
Interest on long-term debt	20,660	27,869	89,640	42,318
Amortization of property, plant, and equipment	108,331	54,214	250,154	141,148
Interest expense on financial liability carried at amortized cost	3,665	-	12,700	-
Stock-based compensation expense	-	4,648	-	93,507
	122,572	56,125	289,020	246,367

Loss before discontinued operations	(155,073)	(187,869)	(514,256)	(62,441)
Discontinued operations
Income (loss) from discontinued operations	(57,209)	1,193,554	(178,476)	1,181,301
Income taxes recovery	-	(648,230)	-	-
Net income (loss) from discontinued operations (Note 4)	(57,209)	545,324	(178,476)	1,181,301
Net income (loss) attributable to common shareholders	$(212,282)	$357,455	$(692,732)	$1,118,860
Net income (loss) per common share, basic and fully diluted
Continuing operations	$(0.003)	$(0.003)	$(0.009)	$(0.001)
Discontinued operations	$(0.001)	$0.009	$(0.003)	$0.020
	$(0.004)	$0.006	$(0.012)	$0.019

Weighted average common shares and share equivalents, diluted	58,277,696	58,277,696	58,277,696	58,277,696

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
Three months and nine months ended September 30, 2007 and 2006 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006

Cash Flows from Operating Activities
Net income/(loss) before discontinued operations	$(155,073)	$(187,869)	$(514,256)	$(62,441)
Adjustments for:
Amortization of property, plant and equipment	108,331	54,214	250,154	141,148

Interest expense on financial liability carried at amortized cost	3,665	-	12,700	-
Stock compensation expense	-	4,648	-	93,507
Accretion of expense on Series I Shares	25,934	24,022	73,890	24,022
	(17,143)	(104,985)	(177,512)	196,236

Decrease in non-cash working capital components	(269,416)	(339,707)	(824,723)	(722,283)
Discontinued operations (Note 4)	(198,898)	1,147,784	(186,274)	1,234,223
	(485,457)	703,092	(1,188,509)	708,176
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(125,230)	(87,359)	(970,653)	(183,251)
Additions to other intangible assets	(403)	-	(403)	-
Additions to deferred development costs	(33,349)	-	(123,347)	-
	(158,982)	(87,359)	(1,094,403)	(183,251)
Cash Flows from Financing Activities
Issuance of redeemable, convertible Series 1 Shares	-	3,106,554	-	3,106,554
Repayment of long-term debt	(104,100)	-	(153,374)	-
	(104,100)	3,106,554	(153,374)	3,106,554

Effect of foreign currency exchange rate changes	165,831	37,310	586,184	62,538

Increase (decrease) in cash	(582,708)	3,759,598	(1,850,102)	3,694,017
Cash, beginning of the period	2,760,734	595,365	4,028,128	660,946
Cash, end of the period	$2,178,026	$4,354,963	$2,178,026	$4,354,963

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended September 30, 2007 and 2006

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MedEmerg”, or the “Company”) provides quality healthcare solutions to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations are carried out in three units: Staffing Solutions, Medical Services and Healthcare Consulting.  Prior to 2005, the Company was also involved in the Government Healthcare Services (including Department of National Defence “DND”) and Family Medical Clinics. See Discontinued Operations - Note 4.

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At September 30, 2007, the Company had about 40 physician and nurse staffing contracts in approximately 30 facilities across Ontario.

The Medical Services division is comprised of infusion services and pain management services.  The infusion business provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario. In November 2004, the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain.  Since then, nine additional clinics have opened across Ontario and in Dartmouth, Nova Scotia.

MedEmerg provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These consolidated financial statements consolidate the accounts of MedEmerg and all of its wholly-owned subsidiaries: Med-Emerg Inc.; Med-Emerg Health Centres Inc. and CPM Health Centres Inc.

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

The Company has made the following classifications:

o	Cash and temporary investments are classified as financial assets held for trading and are measured at fair value. Gains and losses related to periodic revaluation are recorded in net income.
o	Accounts receivable are classified as loans and receivables and are initially measured at fair value and subsequently measured at amortized cost using the effective interest rate method.
o
Accounts payable and accrued liabilities and long-term debt are classified as other liabilities and are initially measured at fair value and subsequently measured at amortized cost using the effective interest rate method.

o	The liability portion of the Series I Special Shares are classified as other liabilities and are recorded at amortized cost.

The adoption of this Section was done retroactively without restatement of the consolidated financial statements of prior periods. As at January 1, 2007, the impact on the consolidated balance sheet of measuring the financial assets and liabilities using the effective interest rate method was a decrease in accounts payable and opening deficit of $16,972.

(b)           Comprehensive income

On January 1, 2007, the Company adopted Section 1530 of the CICA Handbook, “Comprehensive Income”, which describes reporting and disclosure recommendations with respect to comprehensive income and its components. Comprehensive income is the change in shareholders’ equity, which results from transactions and events from sources other than the Company’s shareholders.

The Company determined that the only impact of the adoption of Section 1530 of the CICA Handbook was the inclusion of the Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss in its financial statements.

(c)           Equity

On January 1, 2007, the Company adopted Section 3251 of the CICA Handbook, “Equity”, replacing Section 3250, “Surplus”. Section 3251 describes standards for the presentation of equity and changes in equity for reporting period as a result of the application of Section 1530, “Comprehensive Income”.

The Company determined that there was no impact to its financial statements from the adoption of Section 3251 of the CICA Handbook.

(d)           Hedges

On January 1, 2007, the Company adopted Section 3865 of the CICA Handbook, “Hedges”. The recommendations of this Section expand the guidelines required by Accounting Guideline 13 (AcG-13), “Hedging Relationships”. Section 3865 describes when and how hedge accounting can be applied as well as the disclosure requirements. Hedge accounting enables the recording of gains, losses, revenues and expenses from the derivative financial instruments in the same period as for those related to the hedged item.

The Company determined that there were no hedging derivatives as at January 1, 2007 and accordingly there was no impact to its financial statements from the adoption of Section 3865 of the CICA Handbook.

(e)           Deferred Clinic Set-up Costs

During the year, the Company adopted the provisions of Emerging Issues Committee (EIC) 27 “Revenues and Expenditures During the Pre-operating Period”, regarding the deferral and amortization of pre-operating costs over the term associated with which they are used.

4. DISCONTINUED OPERATIONS

Family Medical Clinics Sale

On September 5, 2003 the Company entered into a transaction with AIM Health Group Ltd. (“AIM”) to dispose of MedEmerg’s Ontario-based clinic operations.

On December 31, 2003, MedEmerg sold certain assets of the following four medical clinics located in the province of Alberta: Martindale Medical Centre, McKnight Village Medical Clinic, Jasper Avenue Medical Clinic, and West Edmonton Mall Medical Centre.

Ownership of two of the family medical clinics sold in 2003 reverted to the Company in 2005.  During the fourth quarter of 2006 the decision was taken to dispose of these assets.  Effective August 1, 2007, one of these clinics was sold.   The Company continues with its efforts to sell the remaining family medical clinic.

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

In May 2004, Public Works and Government Services Canada (“PWGSC”) re-tendered the Contract.  MedEmerg responded to the tender proposal and its bid was one of three considered by PWGSC (“the New Contract”).  In December 2004 MedEmerg learned that it was not successful in its bid to win the New Contract with DND.  Its contractual relationship with the Canadian government for DND medical staffing services ended on March 31, 2005.

The loss from discontinued operations is comprised of a loss from the Family Medical Clinics of $182,269 (2006 - a loss of $133,560) and income from the DND Contract of $3,793, (2006 - income of $1,314,861).

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2007	2006	2007	2006

Revenue	$144,993	$176,545	$479,461	$601,369
Physician fees and other direct costs	81,652	86,007	244,704	317,340
Gross margin	63,341	90,538	234,757	284,029
Operating, general and administrative expenses	124,963	145,986	421,207	417,589
Interest and other income	(4,413)	(1,210,031)	(7,974)	(1,314,861)
	(57,209)	1,154,583	(178,476)	1,181,301
Income tax recovery	-	609,259	-	-
Income (loss) from discontinued operations	$(57,209)	$545,324	$(178,476)	$1,181,301

Results of discontinued operations for 2006 have been restated to reflect the impact of the decision taken in November 2006 to discontinue the Family Medical Clinics.  The restatement had the following impact on the 2006 results:

	Three months to Sept 30, 2006		Nine Months to Sept 30, 2006
	(as previously		(as previously
	reported)	(as adjusted)	reported)	(as adjusted)

Revenue	$-	$176,545	$-	$601,369
Physician fees and other direct costs	-	$86,007	$-	$317,340
Gross margin	-	$90,538	$-	$284,029

Operating, general and administrative expenses	22,965	145,986	171,855	417,589
Interest and other income	(1,229,572)	(1,210,031)	(1,486,716)	(1,314,861)
	1,206,607	1,154,583	1,314,861	1,181,301
Income tax recovery	-	609,259	-	-
Income from discontinued operations	$1,206,607	$545,324	$1,314,861	$1,181,301

The summarized balance sheets for the Discontinued Operations are as follows:

	September 30,	December 31,
	2007	2006
Assets
Current
Cash	$-	$1,755
Accounts receivable	-	462,115
	$-	$463,870
Liabilities
Current
Accounts payable and accrued liabilities	$631,950	$880,373

Long-term debt	57,629	280,873
	689,579	1,161,246
Net liabilities	$689,579	$697,376

5. INCOME TAXES

The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that, it is not more likely than not that, the deferred tax assets will be realized. As at September 30, 2007, the Company had unrecognized tax benefits of $3.2 million associated with non-capital loss carryforwards and tax pools of $9.5 million.

The Company files federal and provincial income tax returns in Canada.  The Company is generally no longer subject to provincial income tax examinations by provincial tax authorities for years before 2005 and to federal income tax examinations for years before 2003. The Canada Revenue Agency (“CRA”) commenced an examination of the Company’s Canadian income tax returns for 2003 and 2004 in the third quarter of 2006 that is anticipated to be completed by the end of 2007. As of September 30, 2007, the Company is in discussions with CRA regarding proposed adjustments to the Company’s tax loss positions. Management does not anticipate that adjustments, if any, which may be agreed to with the CRA would result in a material change to its financial position.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine month periods ended September 30, 2007 and 2006, there was no such interest or penalty.

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

7.  CONTRIBUTED SURPLUS

During the third quarter of 2006 Common Share purchase warrants expired.  When the Common Share purchase warrants were issued in 1998, $106,111 of value was attributed to the Common Share purchase warrants.  With expiration of the Common Share purchase warrants the value attributed to them was credited to contributed surplus.

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

8. RELATED PARTY TRANSACTIONS

During the first nine months of 2007, included in general and administration expenses are administrative fees of $nil in regards to payments to a related company ($31,872 in 2006). There are no related party balances outstanding at September 30, 2007 or December 31, 2006.   These transactions have been recorded at their exchange amount which is the amount agreed to by the related parties.

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

The reconciliation of Canadian to U.S. GAAP for the Series 1 Shares is as follows:

	September 30,	December 31,
	2007	2006

Liability portion of redeemable, convertible Series I Shares - Canadian GAAP	$3,115,239	$2,589,159
Impact of accretion expense	(120,511)	(48,124)
Equity portion of redeemable, convertible Series I Shares - Canadian GAAP	482,043	482,043
Translation adjustment attributable to Series I Shares	(370,217)	83,476
Series I Shares - U.S. GAAP	$3,106,554	$3,106,554

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

At December 31, 2005, in the reconciliation of shareholders’ equity under Canadian GAAP to U.S. GAAP, the Company had incorrectly excluded the above noted charge to the deficit that was created when the goodwill was written-off in 2002. The effect of this error was to understate the ending deficit and overstate shareholders’ equity under U.S. GAAP by $1,087,272 at December 31, 2005. This error did not affect reported net income (loss) or net income (loss) per common share for any period presented in these financial statements. The comparative figures reflected in the reconciliation of the deficit and total shareholders’ equity under U.S. GAAP were restated from $18,077,662 to $19,165,534 and from $1,168,749 to $81,477, respectively, to correct this error.

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

(d)           Start-up costs

Under Canadian GAAP as described in EIC 27 “Revenues and Expenditures During the Pre-operating Period”, certain pre-operating costs may be deferred and amortized over the term associated with which they were incurred.  Under U.S. GAAP such start-up costs are expensed in the period in which they occur.

(e)           Accounting for Income Taxes

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

The effect of these accounting differences on capital stock, contributed surplus, deficit, cumulative translation adjustment, net income (loss) and net income (loss) per share are as follows:

	September 30,	December 31,
	2007	2006
Capital stock - Canadian GAAP	$16,420,668	$16,420,668
Capital stock issued on purchase of YFMC Healthcare Inc.(Note 9b)	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued (Note 9c)	(36,406)	(36,406)
Equity portion of redeemable Series I Shares (Note 9a)	(482,043)	(482,043)
Capital stock - U.S. GAAP	$16,990,091	$16,990,091

Contributed surplus - Canadian GAAP	$3,106,792	$3,106,792
Share purchase warrants (Note 9c)	36,406	36,406
Contributed surplus - U.S. GAAP	$3,143,198	$3,143,198

Deficit - Canadian GAAP	$(17,929,711)	$(17,253,951)
Write-off of goodwill on purchase of YFMC Healthcare Inc. (Note 9b)	$(1,087,872)	$(1,087,872)
Impact of accretion expense (Note 9a)	120,511	48,124
Financial instruments - recognition and measurement (Note 3a)	(16,972)	-
Interest expense on financial liability carried at amortized cost (Note 3a)	12,700	-
Impact of start-up costs (Note 9d)	(123,347)	-
Deficit - U.S. GAAP	$(19,024,691)	$(18,293,699)

Cumulative translation adjustment - Canadian GAAP	$(719,789)	$(849,552)
Translation adjustment attributable to Series I Shares (Note 9a)	370,217	(83,476)
Cumulative translation adjustment - U.S. GAAP	$(349,572)	$(933,028)
Shareholders' equity - U.S. GAAP	$759,025	$906,562

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2007	2006	2007	2006

Net income (loss) - Canadian GAAP	$(212,282)	$357,455	$(692,732)	$1,118,860
Impact of accretion expense	25,934	24,022	73,890	24,022
Interest expense on financial liability carried at amortized cost	3,665	-	12,700	-
Impact of deferred set-up costs	(33,349)	-	(123,347)	-
Net income (loss) - U.S. GAAP	(216,032)	381,477	(729,489)	1,142,882
Foreign currency translation adjustment	165,831	37,310	583,455	62,537
Comprehensive income (loss)	$(50,201)	$418,787	$(146,034)	$1,205,419

Net income (loss) per share, basic and diluted - Canadian GAAP
Continuing operations	$(0.003)	$(0.003)	$(0.009)	$(0.001)
Discontinued operations	$(0.001)	$0.009	$(0.003)	$0.020

Net income (loss) per share, basic and diluted - U.S. GAAP
Continuing operations	$0.000	$0.007	$(0.003)	$0.000
Discontinued operations	$(0.001)	$0.009	$(0.003)	$0.020

No. of shares outstanding	58,277,696	58,277,696	58,277,696	58,277,696

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

(iv)
The Company sub-leased certain premises to third parties when it disposed of its clinic operations (see Note 4 - Discontinued Operations). In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next seven years, during the respective lease terms, totals approximately $570,000.

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

11. SEGMENTED INFORMATION

The Company operates under three business units: Staffing Solutions, Medical Services, and Healthcare Consulting Services.

The segmented information for the business units are as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2007	2006	2007	2006
Revenue
Staffing solutions	$2,698,807	$2,512,067	$8,074,423	$8,199,150
Medical services	2,814,388	1,441,493	7,513,044	4,143,245
Healthcare consulting	244,211	176,905	593,374	828,772
	5,757,406	4,130,465	16,180,841	13,171,167
Divisional income (loss) before the undernoted
Staffing solutions	88,424	(19,742)	$109,939	$226,121
Medical services	(44,987)	(7,561)	(21,326)	72,794
Healthcare consulting	(75,938)	(104,441)	(313,849)	(114,989)
	(32,501)	(131,744)	(225,236)	183,926

Interest income, net of bank charges	(10,084)	(30,606)	(63,474)	(30,606)
Interest on long-term debt	20,660	27,869	89,640	42,318
Amortization of property, plant and equipment	108,331	54,214	250,154	141,148
Interest expense on financial liability carried at amortized cost	3,665	-	12,700	-
Stock based compensation expenses	-	4,648	-	93,507
	122,572	56,125	289,020	246,367

Loss from continuing operations	$(155,073)	$(187,869)	$(514,256)	$(62,441)

12.  ECONOMIC DEPENDENCE

The Company derived approximately 19% of its revenue for the nine month period ended September 30, 2007 (15% - 2006) from services provided under its contract with Schering-Plough Canada Inc. (“Schering”), and as such is subject to concentration risk associated with the continuation of its contract with Schering.

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

The Company’s operations are comprised of three business units: Staffing Solutions, Medical Services and Healthcare Consulting Services.  During the first nine months of 2007, 50% of the Company’s revenue was generated by the Staffing Solutions unit; 46% by the Medical Services unit; and 4% by the Healthcare Consulting unit.  From a Gross Margin perspective, the gross margin generated from the three business units was 27%, 64% and 9%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system.  Some of these challenges, including the growing shortage of emergency department physicians, longer waiting times by patients, and the growing cost of public medicine, play directly into the Company’s strengths.

The Company’s Staffing Solutions unit provides physician staffing and billing services to more than 30 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

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

STAFFING SOLUTIONS

MedEmerg is the leading provider of ER doctors to Ontario hospitals. The Company provides physician-staffing services to more than 30 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities. The Company believes that on-going physician shortages and continuing demand for improved levels of care will continue to drive its Staffing Solutions business.

In addition to its conventional ER staffing, MedEmerg has developed a unique integrated staffing solution, which was trialed in 1996 to recruit primary care practitioners into mental health facilities.  Based on patient population, the nature of the cases being treated, and the total cost of the current system, MedEmerg introduced a healthcare model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its tenth year of operation, has received high satisfaction ratings from both staff and patients, resulting in one of the Company’s clients receiving the Achievement, Commitment and Excellence (ACE) Award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health in Toronto, Canada, awarded MedEmerg a similar contract for primary care services. In 2004, the Company introduced Primary Health Care Nurse Practitioners to its mix of healthcare providers in community-based hospitals.

In September 2006 the Company recruited Dr. Jim Ducharme to lead the clinical aspect of Staffing Solutions.  Dr. Ducharme is an internationally recognized emergency medicine specialist and is the past president of the Canadian Association of Emergency Physicians.  Dr. Ducharme brings a very broad perspective of the challenges facing emergency departments today and he is an important asset in the Company’s future growth of the Staffing Solutions business.  Dr Ducharme was instrumental in the Company’s development of a training program designed for Ontario’s family physicians.  In concert with the College of Family Physicians, MedEmerg developed and hosted training sessions designed to re-introduce family physicians to the ER.  The program was well received and it is anticipated that future training sessions will ensue in 2007.  Concurrent with the addition of Dr. Ducharme, the division was realigned to expand its business development capabilities in anticipation of increased staffing opportunities.

MEDICAL SERVICES

MedEmerg provides innovative medical services directly to healthcare consumers.

Infusion Services

In March 2001, MedEmerg entered into an agreement with Schering-Plough Canada Inc. to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to clinics for the treatment of patients with disabling rheumatoid arthritis and Crohn's disease, among other diseases. During the first nine months of 2006 the Company delivered more than 7,400 infusions and more than 11,000 infusions during the first nine months of 2007.
MedEmerg expects continued growth for this service, as infusion services move from institutional settings into community-based settings.

As of September 30, 2007, the Company operated 24 virtual clinics across Ontario.  On an as-required basis, the Company rents space in community-based medical clinics.  MedEmerg’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs.

Remicade™ is currently approved by Health Canada for six indications in Ontario: rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis ulcerative colitis, psoriatic arthritis and psoriasis. Once an indication is approved by Health Canada, it is more likely that doctors will prescribe the medicine and that insurance companies will offer the medicine to their clients.  Historically, more than 70% of infusions have related to Crohn’s disease and rheumatoid arthritis.  Total infusions grew by 49% in the first nine months of 2007 over the same period in 2006.  The Company expects growth related to Remicade™ to level off in the near term, unless additional indications are approved by Health Canada.

The Company continues to look for additional products to offer through its infusion clinics and the opportunity to open clinics in new locations.

Pain Management Services

MedEmerg’s chronic pain management service, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. A second location, in downtown Toronto, was opened in December 2004, two more locations were opened in 2005, in Hamilton and Mississauga and a fifth one in Oakville, Ontario opened in 2006.  During the first nine months of 2007, clinics were opened in Ottawa, London, Oshawa, and St. Catharines Ontario and Dartmouth, Nova Scotia.

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

The clinic that CPM acquired in November 2004 increased monthly treatments from approximately 300 patients in November 2004 to more than 700 patients in September 2007.  CPM as a whole increased its volumes by 150%, treating 6,250 patient visits in the third quarter of 2007 compared to 2,497 in the third quarter of 2006.

Plans are underway to further increase capacity in 2007 by training more physicians and by opening additional clinic locations.

HEALTHCARE CONSULTING

Over the years, MedEmerg has developed significant experience in international and domestic healthcare consulting.  Currently the Company is providing consulting services under several contracts, advising on a range of issues related to primary care staffing, health human resource planning, and integrated service delivery models.

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

MedEmerg has used a ‘virtual’ model to build its healthcare consulting practice.  Under the guidance of MedEmerg’s Director of Health Services Consulting, the Company responds to contract tenders for projects that meet pre-defined criteria.  Project-specific teams are assembled, based on the needs of the contract.  The Company calls on the expertise of leading academics and industry leaders to work on specific projects.  On a recent contract, the Company worked with two internationally recognized subject-matter experts, a former senior public-health officer and surgeon, two professors at leading Canadian universities, a lawyer, and a chief health human resource officer for a provincial government.  In tandem with MedEmerg’s own project manager, the contract was won in a competition against bids from several multi-national consulting firms.

DISCONTINUED OPERATIONS

GOVERNMENT HEALTHCARE SERVICES

In March 2001, the Company was awarded an administrative management services contract (the “DND Contract”), the largest of its kind, to provide medical staffing for military bases of the Department of National Defence (DND) across Canada. The DND Contract had an initial period of three years ending on March 31, 2004, but it was amended and extended until March 31, 2005. In December 2004 MedEmerg learned that it was not successful in its bid to win a replacement contract with DND and its contractual relationship for DND medical staffing services ended on March 31, 2005.

FAMILY MEDICAL CLINICS

In January 2005, the Company resumed operation of a family medical clinic in Wallaceburg, Ontario that it had sold in 2003, after the purchaser failed to achieve certain earnings targets.  In November 2005, the Company resumed operation of a second clinic in Calgary Alberta, when the buyer defaulted on certain payment obligations.  During the fourth quarter of 2006 the decision was taken to dispose of these assets.  Effective August 1, 2007, one of these clinics were sold.   The Company continues with its efforts to sell the remaining family medical clinic.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

REVENUE

The Company's revenue from continuing operations for the three months ended September 30, 2007 was $5,757,406 compared to $4,130,465 for the three months ended September 30, 2006.

The increase in revenue during the 2007 period over the comparable 2006 period of approximately 39% was largely attributable to an increase in revenues in the Medical Services division.  Divisional revenues were:

	Quarter Ended September 30,
Revenue	2007	2006
Staffing Solutions	2,698,807	2,512,067
Medical Services	2,814,388	1,441,493
Healthcare Consulting	244,211	176,905
Total	5,757,406	4,130,465

Staffing revenues increased by 7% during the three months ended September 30, 2007 over the corresponding period in 2006.  The increase in the 2007 period relative to the 2006 period was primarily attributable to the increase in the hourly rates charged to our clients.

Revenue from the Medical Services division increased by 95% to $2,814,388 from $1,441,493 in 2006.  The increase was driven primarily by.
1.
In the third quarter of 2007, the Pain Management business generated $1,696,124 in revenue compared to $764,693 in 2006 as the Company grew from five to ten clinics and revenue per clinic increased.  As discussed previously, the Company believes that the Pain Management business represents an opportunity to generate considerable growth.  It is a field of healthcare that is vastly under-serviced in Canada.  Management believes that strong revenue growth will continue through the fourth quarter and beyond, though no assurance can be given that such growth will in fact be achieved.

2.
The Infusion business increased revenues to $1,118,264 from $712,982 in 2006.  The 57% increase in the Infusion business was driven by a 40% increase in infusions from 2,691 in the third quarter of 2006 to 3,765 in the same quarter of 2007 and higher average revenue per infusion.

Revenue from Healthcare Consulting was $244,210 for the third quarter of 2007 compared to $176,905 for the quarter ended September 30, 2006, an increase of 38%.  The division secured certain healthcare consulting contracts during the quarter, increasing its revenues as compared to the same period in 2006.  Consulting revenues are non-recurring in nature; there is no assurance that this growth will be continued.

GROSS MARGIN

Gross margin (revenue less physician and direct costs such as clinic salaries and medical supplies and excluding attributable overheads) increased to $1,730,674 (61%) for the third quarter of 2007, from $1,075,632 for the same period in 2006.

	Quarter Ended September 30,
Gross margin	2007	2006
Staffing Solutions	472,791	410,983
Medical Services	1,073,419	594,139
Healthcare Consulting	184,464	70,510
Total	1,730,674	1,075,632

The Gross Margin from the Staffing business increased to $472,791 from $410,983 in 2006.  The increase of 15% was largely driven by an increase in the hourly rate charged to our clients.  There was also an increase in the gross margin percentage, 16.4% in 2006 versus 17.5% in 2007.

The Gross Margin from Medical Services increased 81%, or $479,280 in the third quarter of 2007 compared to the same period in 2006.  As discussed above concerning revenue, this was mainly attributable to (a) the expansion of the Pain management business which generated gross margin of $446,084, an increase of $226,199; and (b) Infusion margin of $627,335, an increase of $253,081.  The increase in infusion margin is the result of 40% more infusions and an increase in the average rate per infusion.

The Gross Margin from Consulting Services increased 162% for the third quarter of 2007 from $70,510 in 2006 to $184,464 in 2007.  The increase is in line with the increase of Consulting Services’ revenues.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Direct expenses include those costs that are directly related to the operations of the business unit.  Indirect expenses include corporate overheads, which are allocated to the divisions, based on the gross margin earned by the division.

On an overall basis, operating expenses increased 46%, $555,797 to $1,763,173 for the third quarter of 2007 from $1,207,376 for the quarter ended September 30, 2006.  The increase was largely attributable to increased costs associated with the Medical Services unit where costs increased by $516,705, driven by increased business volumes.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Quarter Ended September 30,
Operating expenses	2007	2006
Staffing Solutions	384,365	430,725
Medical Services	1,118,405	601,700
Healthcare Consulting	260,403	174,951
Total	1,763,173	1,207,376

AMORTIZATION AND INTEREST

Amortization increased from $54,214 for the three months ended September 30, 2006 to $108,331 for the same period in 2007.  During the fourth quarter of 2006 and the first nine months of 2007, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers.  Consequently amortization costs increased in the current quarter of 2007 compared to the same period of the previous year.

For the three months ended September 30, 2007, the Company earned interest net of bank charges of $10,084, compared to $30,606 in the same period in 2006.  When the Company completed its financing in July 2006, the cash on hand in the third quarter of 2006 increased significantly and interest earned on the cash on hand increased accordingly.

Interest on long-term debt in the third quarter of 2007 was $20,660 compared to $27,869 in the third quarter of 2006.  Certain notes payable were renegotiated as of November 1, 2006.  The reduction in interest expense is associated with renegotiation of the notes payable.

OTHER EXPENSES

Interest expense on the financial liability carried at amortized cost of $3,665 (2006 - $nil) arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”.  This is a non cash expense.

Stock-based compensation expenses were $nil for the third quarter of 2007 compared to $4,648 for the third quarter of 2006.  Stock compensation expenses arise when options or warrants, issued to employees or others, vest.  In 2006 the costs associated with the extension of certain stock purchase warrants were expensed in the period.

INCOME TAXES

For the three months ended September 30, 2007 there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years.  During the three months ended September 30, 2006, the Company recorded income tax expense of $648,230, which offset an income tax recovery booked in the previous quarter.  The Company is liable for income taxes in accordance with Canadian federal and provincial income tax legislation. We do not expect to be liable for significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS

Family Medical Clinics
For the three month period ended September 30, 2007, the Company reported a loss from its Family Medical Clinics of ($57,460) compared to a loss of ($55,448) in the same period in 2006.  The Company sold its clinic in Calgary, Alberta during the quarter and is in the process of disposing of its remaining Family Medical Clinic.

Government Health Services
During the three month period ended September 30, 2007, the Company had income from Government Health Services (the “DND Contract”) of $251 compared to income of $600,772 in the third quarter of 2006.  On July 11, 2006, the Company settled outstanding litigation regarding the loss of the DND contract. Pursuant to the settlement, the Company received $CDN2.0 million ($1.8 million). Proceeds of the settlement, net of expenses and income taxes, were recorded as Income from Discontinued Operations by the Company.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

REVENUE

The Company's revenue from continuing operations for the nine months ended September 30, 2007 was $16,180,841 compared to $13,171,167 for the nine months ended September 30, 2006.

The increase in revenue during the 2007 period over the comparable 2006 period of approximately 23% was attributable to increased revenues for Medical Services while Staffing Solutions and Healthcare Consulting decreased.  Divisional revenues were:

	Nine months Ended September 30,
Revenue	2007	2006
Staffing Solutions	8,074,423	8,199,150
Medical Services	7,513,044	4,143,245
Healthcare Consulting	593,374	828,772
Total	16,180,841	13,171,167

Staffing revenues decreased 2% for the nine months ended September 30, 2007 from 2006.  This decrease was attributable to the loss of two contracts earlier in the year.

Revenue from the Medical Services division in the first nine months of 2007 increased 81% to $7,513,044 from $4,143,245 in 2006.  The increase was driven by:
1.
The Company expanded its Pain Management business.  For the first nine months of 2007 the Pain Management business generated $4,424,338 in revenue compared to $2,175,540 in 2006 as the Company grew from five to ten clinics.  As discussed previously, the Company believes that the Pain Management business represents an opportunity to generate considerable growth.  It is a field of healthcare that is vastly under serviced in Canada.  It is anticipated that strong revenue growth will continue in the fourth quarter and beyond, though no assurance can be given that such growth will in fact be achieved.  .

2.
The Infusion business increased to $3,088,706 from $1,967,705 in 2006.  The 57% increase in the Infusion business was driven by a 36% increase in infusions from 7,410 in the first nine months of 2006 to 10,052 in the same period of 2007 enhanced by an average increase in revenue per infusion of 16% and an increase in the foreign exchange rate.

Revenue from Healthcare Consulting was $593,374 for the first nine months of the year compared to $828,772 for the nine months ended September 30, 2006, a decrease of 28%.  Contracts that the Company expected to sign have been delayed and accordingly revenues decreased during the first quarter of the year.

GROSS MARGIN

Gross margin (revenue less physician and direct costs such as clinic salaries and medical supplies and excluding attributable overheads)) increased to $4,776,290 (31%) for nine month period ended September 30, 2007, from $3,649,801 for the same period in 2006.

	Nine months Ended September 30,
Gross margin	2007	2006
Staffing Solutions	1,303,785	1,467,105
Medical Services	3,058,184	1,710,057
Healthcare Consulting	414,321	472,639
Total	4,776,290	3,649,801

The Gross Margin from the Staffing business decreased to $1,303,785 from $1,467,105 in 2006.  The decrease of 11% was the result of a decrease in the gross margin percentage from about 17.9% in 2006 to 16.2% in 2007.  The Company has addressed this by increasing its rates in recent months.

The Gross Margin from Medical Services increased 79%, or $1,348,127 for the first nine months of 2007 compared to the same period in 2006.  As discussed above concerning revenue, this is attributable to (a) the expansion of the Pain management business ($672,673); and (b) increased Infusion volumes ($372,522) and better margin per infusion ($302,932).

The Gross Margin from Consulting Services decreased 12% for the first nine months of 2007 from $472,639 in 2006 to $414,321 in 2007.  The decrease is less than the reduction of revenue in the division.  With reduced business volumes the Company deployed fewer third party consultants on the projects undertaken during 2007, thereby increasing its gross margin percentage.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Direct expenses include those costs that are directly related to the operations of the business unit.  Indirect expenses include corporate overheads, which are allocated to the divisions, based on the gross margin earned by the division.

On an overall basis, operating expenses increased 44% ($1,535,649) to $5,001,524 for the first nine months of 2007 from $3,465,875 for the same period in 2006.  The increase in expenses is largely attributable to increased costs associated with the Medical Services ($1,442,247).

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Nine months Ended September 30,
Operating expenses	2007	2006
Staffing Solutions	1,193,845	1,240,984
Medical Services	3,079,510	1,637,263
Healthcare Consulting	728,169	587,628
Total	5,001,524	3,465,875

AMORTIZATION AND INTEREST

Amortization increased from $141,148 for the nine months ended September 30, 2006 to $250,154 for the same period in 2007.  During the fourth quarter of 2006 and the first nine months of 2007, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers.  Consequently amortization costs increased in the current quarter of 2007 compared to the same period of the previous year.

For the nine months ended September 30, 2007, the Company earned interest of $63,474, compared to interest earned of $30,606 for the same period in 2006.  When the Company completed the Calian deal in July 2006, its cash position increased substantially.

The interest on long-term debt for the period was $89,640 compared to $42,318 for the same period in 2006. The increase relates to charges associated with the Series I Shares.  The Series I Shares have been accounted for as a compound financial instrument comprising both a financial liability and equity.  The allocation of the proceeds of the Series I Shares was allocated to the two components based on the present value of the future payments on the Series I Shares, discounted at a risk free rate of return that could be earned by the holder of the Series I Shares.  The liability is accreted to its full face value through a charge to interest expense over the five year term of the Series I Shares.  The costs associated with the Series I Shares are non-cash expenses.

OTHER EXPENSES

Stock compensation expenses were nil for the nine month period ended September 30, 2007 compared to $93,507 for the same period in 2006.  Stock compensation expenses arise when options or warrants, issued to employees or others, vest.  In 2006, 1,437,500 share purchase warrants, that were set to expire, were extended by nine months.  .

Interest expense on the financial liability carried at amortized cost of $12,700 (2006 - $nil) arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”.  This is a non cash expense.

INCOME TAXES

For the nine months ended September 30, 2007 and 2006 there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years.  The Company pays income taxes in accordance with Canadian federal and provincial income tax legislation. We do not expect to pay significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS

Family Medical Clinics
For the nine month period ended September 30, 2007 the Company reported a loss from its Family Medical Clinics of ($181,879) compared to a loss of ($133,560) in the same period in 2006.  The Company sold its clinic in Calgary, Alberta effective August 1, 2007 and is in the process of disposing of its remaining Family Medical Clinic.

Government Health Services
During the nine month period ended September 30, 2007, the Company had income from Government Health Services (the “DND Contract”) of $3,403 compared to income of $1,314,861 for the same period in 2006.  On July 11, 2006, the Company settled outstanding litigation regarding the loss of the DND contract. Pursuant to the settlement, the Company received $CDN2.0 million ($1.8 million). Proceeds of the settlement, net of expenses and income taxes, were recorded as Income from Discontinued Operations by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2007, the Company's cash position was $2,178,026 compared to $4,028,128 at December 31, 2006.

The Company’s principal source of liquidity is its cash on hand and its cash flow from operations.  Historically we have incurred operating losses; however, in fiscal 2006 the Company reported cash flow from operations of approximately $736,000.  This arose when the Company received $1,800,000 (Cdn$2,000,000) on the settlement of an outstanding lawsuit.  The Company’s working capital position (current assets minus current liabilities) decreased by approximately $1,240,000 in the first nine months of 2007.  During this time, the Company continued its expansion of its Pain Management business, by opening five new Pain Management centers.  Capital expenditures in the first nine months increased to approximately $970,000 from $180,000 in the nine months ended September 30, 2006.

The reduction in the cash position of ($1,850,102) in the first nine months of 2007 resulted from (a) a use of cash from operations of ($180,000); (b) changes to non-cash working capital items of ($850,000); (c) a ($185,000) charge from discontinued operations, comprised of a loss of ($175,000) from discontinued operations and a ($10,000) decrease in working capital from discontinued operations; (d) ($1,095,000) used by the Company in investing activities with respect to the purchase of property, plant and equipment ($970,000) and deferred clinic set-up costs ($125,000) and (e) the repayment of notes payable of ($125,000). The strengthening of the Canadian dollar relative to the US dollar resulted in a positive foreign exchange impact of $585,000. The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s Pain Management centers.

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

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period.  Significant areas requiring the use of estimates relate to:  1) the reported amounts of revenues and expenses, 2) the assessment of collection risk associated with accounts receivable, 3) the disclosure of contingent liabilities, and 4) accounting for income taxes.  The Company evaluates its estimates on an on-going basis. A description of the Company’s accounting policies is included in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2006, contained therein. These estimates are based on information that is currently available to the Company and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results could vary from those estimates under different assumptions or conditions.  The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

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

•
The Company maintains an allowance for doubtful accounts for estimated losses resulting from fraudulent claims made by patients, the inability of our corporate customers to make required payments, or as a result of a dispute in the invoiced amount.  Fraudulent claims arise when patients seek medical care and provide an invalid health card for payment.  The introduction of electronic medical records services, which pre-screen patients prior to services being rendered, is rapidly diminishing the Company’s exposure to fraudulent claims by patients.  The Company determines the adequacy of its bad debt allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic and business conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded the Company’s allowances. As of September 30, 2007, the allowance for doubtful accounts was approximately $29,200 (December 31, 2006 - $23,200).

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

•
Valuation allowances primarily relate to potential future tax assets arising from accounting amortization claimed in excess of tax depreciation and tax losses carried forward.  Management must assess both positive and negative evidence when determining whether it is more likely than not that future tax assets will be recoverable in future periods.  Based on this assessment, a valuation allowance must be established where management has determined, based on current facts and reasonable assumptions, that such future tax assets will not likely be realized by the Company.  Realization is based on the Company’s ability to generate sufficient future taxable income.  The Company intends to maintain a valuation allowance against its future tax assets until sufficient positive evidence exists to support its reversal.  Changes in material assumptions can occur from period to period due to the aging of prior year’s losses, the cumulative effect of current period taxable income and other sources of positive and negative evidence.  If these changes in material assumptions were to provide sufficient positive evidence, the Company could record the net benefit of $9.5 million, or a portion thereof, as a recovery of income taxes in the period when realization becomes more likely than not and a corresponding increase in net future income tax assets.

The Company has historically applied the dual approach in quantifying financial statement misstatements in all prior periods.  As such, no cumulative adjustment was required.

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

We have undertaken significant efforts to establish a framework to improve internal controls over financial reporting.  We committed considerable resources to design, implement and document our internal controls. In performing the assessment, our management believes that these efforts have improved our internal controls over financial reporting.  Further, management believes that it has remedied a previously identified material weakness in internal control over financial reporting with respect to the segregation of incompatible duties by removing financial application access rights to one of the senior financial officers, which access was previously creating a segregation of duties deficiency.

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
Date: November 14, 2007

Principal Financial and Accounting Officer:
By: /s/ William Danis
William Danis
Chief Financial Officer
Date: November 14, 2007