Form 10-K
period 2007-12-31
MED-EMERG INTERNATIONAL INC
filed 2008-03-28
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-13861

MED-EMERG INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

PROVINCE OF ONTARIO, CANADA (State or Other Jurisdiction of Incorporation or Organization)	NOT APPLICABLE (IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of March 28, 2008, 58,277,696 of the registrant’s common shares were outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $3.8 million based on the last reported sale price of $0.15 per share on March 27, 2008 as quoted on the OTC Bulletin Board.

MED-EMERG INTERNATIONAL INC.

PART I	4
ITEM 1: BUSINESS	4
ITEM 1A: RISK FACTORS	10
ITEM 2: PROPERTIES	15
ITEM 3: LEGAL PROCEEDINGS	15
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
PART II	17
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	17
ITEM 6: SELECTED FINANCIAL DATA	18
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	20
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	29
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	29
ITEM 9A(T): CONTROLS AND PROCEDURES	29
ITEM 9B: OTHER INFORMATION	29
PART III	30
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	30
Notes:	44
ITEM 11: EXECUTIVE COMPENSATION	34
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	37
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	39
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES	39
PART IV	40
Item 15. Exhibits and Financial Statement Schedules	40
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

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

PART I

ITEM 1: BUSINESS

BACKGROUND

Med-Emerg International Inc (“MedEmerg” or the “Company”) is an established healthcare solutions provider.  Founded to supply contract staffing of emergency room (“ER”) physicians and nurses, the Company has expanded to offer pain management services, infusion services and healthcare consulting to a variety of governments, communities and facilities across Canada.

The Company’s operations are comprised of four business units: Staffing Solutions, Pain Management Services, Infusion Services and Healthcare Consulting Services.  In 2007 46% of the Company’s revenue was generated by the Staffing Solutions unit; 30% by the Pain Management Services unit; 20% by the Infusion Services unit; and 4% by the Healthcare Consulting unit.  From a Gross Margin perspective, the contribution was 26%, 29%, 37% and 8%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system.  Some of these challenges including: the growing shortage of ER doctors; longer waiting times by patients to access chronic pain specialists; and the growing cost of public medicine; play directly into the Company’s strengths.

The Company’s Staffing Solutions provide physician and nurse practitioner staffing services to more than 30 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

MedEmerg’s Pain Management Services business provides chronic pain management in 11 centers in Ontario and Nova Scotia, Canada.

The Company’s Infusion Services business provides intravenous infusion services for pharmaceutical companies in 25 community-based clinics in Ontario, Canada.

MedEmerg’s Healthcare Consulting Services provides custom solutions for governments and national and provincial bodies on a variety of matters including primary care renewal, project evaluation, and healthcare human resource planning.

MedEmerg was founded in 1983 and is incorporated under the Business Corporations Act (Ontario).

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

In addition to its conventional ER staffing, MedEmerg has developed a unique, integrated staffing solution, which was first launched on a trial basis in 1996 to recruit primary care practitioners into mental health facilities.  Based on patient population, the nature of the cases being treated, and the total cost of the current system, MedEmerg introduced a healthcare model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its tenth year of operation, has received high satisfaction ratings from both staff and patients, resulting in one of the Company’s clients receiving the Achievement, Commitment and Excellence (“ACE”) Award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health in Toronto, Canada, awarded MedEmerg a similar contract for primary care services. In 2004, the Company introduced Primary Health Care Nurse Practitioners to its mix of healthcare providers in community-based hospitals.

In September 2006 the Company recruited Dr. Jim Ducharme to lead the clinical aspect of Staffing Solutions.  Dr. Ducharme is a nationally recognized emergency medicine specialist and is the past president of the Canadian Association of Emergency Physicians.  Dr. Ducharme brings a very broad perspective of the challenges facing emergency departments today and he is an important asset in the Company’s future growth of the Staffing Solutions business.  Dr. Ducharme was instrumental in the Company’s development of a training program designed for Ontario’s family physicians.  In concert with the College of Family Physicians, MedEmerg developed and hosted training sessions designed to re-introduce family physicians to the ER.  The program was well received and it is anticipated that future training sessions will ensue in 2008.  Concurrent with the addition of Dr. Ducharme, the division was realigned to expand its business development capabilities in anticipation of increased staffing opportunities.

Physicians choose to work with MedEmerg for a variety of reasons.  The Company can offer a variety of clinical experiences ranging from rural ER facilities to some of the country’s busiest emergency departments.  Doctors can take a lead role or work in a team environment with more seasoned practitioners.  Flexible scheduling also appeals to many ER physicians.  While maintaining a regular position with one hospital, a physician can elect to work extra shifts through MedEmerg.  Also, some physicians take advantage of out-of-town assignments by booking vacations close to hospitals in resort communities.

MedEmerg is responsible for the recruiting, credentialing and scheduling of its healthcare professionals.  Historically physicians and nurses have been recruited by word-of-mouth, at trade shows and through trade publications.  Before arriving at a facility the practitioner is screened to ensure that he or she has the necessary professional credentials, is licensed in the jurisdiction of the facility in question, and carries all of the relevant medical malpractice insurance in addition to any requirements or skills, unique to the specific facility.  Client scheduling requirements are obtained six to ten weeks in advance of shift dates.  Once the shift requirements are obtained, MedEmerg personnel query the Company’s proprietary data base of healthcare providers and contact those with the appropriate skills, credentials and availability to determine their interest in taking on a specific shift.

Doctors’ billings account for more than 90% of MedEmerg’s Staffing Solutions revenue.  MedEmerg pays its doctors based on rates prescribed by provincial health insurance programs.  With most of MedEmerg’s revenues generated in the Province of Ontario, the Ontario Hospital Insurance Program (OHIP) rates are the basis of payment for most doctor payments.

PAIN MANAGEMENT SERVICES

MedEmerg’s chronic Pain Management Service, operated through its wholly-owned subsidiary, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. Since then 10 more clinics have been opened, most recently in Brampton, Ontario in January, 2008.

CPM has developed a standardized approach to the treatment of chronic pain, using an integrated multi-disciplinary approach including anesthetists and ER physicians, amongst others.

In August of 2005, Dr. Roman Jovey, the then President of the Canadian Pain Society, joined CPM as its Medical Director.  Over the last 16 years, Dr. Jovey has developed an international reputation in the field of chronic, non-cancer pain, using pharmacotherapy.  In addition to maintaining a private practice, Dr. Jovey also consults with the pharmaceutical industry and educational institutions on medical educational programs related to pain.  He is also a medico-legal expert for the Canadian Medical Protective Association on cases related to opioids, pain and addiction.  In his capacity as Medical Director, Dr. Jovey oversees the clinical aspects of CPM and assists in the training of new physicians.

The Company has developed and launched a training program specifically designed to educate emergency room physicians in chronic pain management.

CPM more than doubled its patient visits from approximately 16,300 patients in 2006 to more than 34,700 in 2007. Plans are underway to further increase capacity in 2008 by training more doctors and thereby increasing capacity at the Company’s 11 pain management centers.

INFUSION SERVICES

In March 2001, MedEmerg entered into an agreement with Schering-Plough Canada Inc. (“Schering”) to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to medical clinics for the treatment of patients with various inflammatory disorders, including rheumatoid arthritis and Crohn's disease. The Company delivered more than 15,000 infusions in 2007, a 49% increase over 2006 (10,100).

MedEmerg expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of December 31, 2007, the Company operated 25 virtual clinics across Ontario compared to 16 clinics in 2006.  On an as-required basis, the Company rents space in community-based medical clinics.  MedEmerg’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs.  The Remicade™ is supplied by a local pharmacy.

Remicade™ is currently approved by Health Canada for six indications in Ontario: rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis, ulcerative colitis, psoriatic arthritis and psoriasis.   Once an indication is approved by Health Canada, it is more likely that doctors will prescribe the medicine and that insurance companies will provide reimbursement for the medicine.  Historically, more than 60% of infusions have related to Crohn’s disease and rheumatoid arthritis.  The Company expects growth related to Remicade™ to level off unless additional indications are approved by Health Canada or the Company is awarded more clinic locations by Schering.

The Company continues to look for additional products to offer through its infusion clinics and the opportunity to open clinics in new locations.

HEALTHCARE CONSULTING

Over the years MedEmerg has developed significant experience in international and domestic healthcare consulting.

In 2007 the Company provided services to the Ontario Hospital Association in regards to the integration of physician assistants into emergency departments; the Department of Health of Nova Scotia for pandemic planning and simulation modeling for health human resources strategies in Nova Scotia; and the Saskatchewan Association of Health Organizations regarding the supply of health professionals in Saskatchewan.

In February 2008, the division was restructured.  Future projects will be limited to those that relate to the Company’s Staffing Solutions business.  Projects like the Ontario Hospital Association’s physician’s assistant initiative will become the mainstay of consulting activities, going forward.

DISCONTINUED OPERATIONS

In March 2001, the Company was awarded an administrative management services contract (the “DND Contract”), the largest of its kind at the time, to provide medical staffing for military bases of the Department of National Defence (“DND”) across Canada. The DND Contract had an initial period of three years ending on March 31, 2004, but it was amended and extended until March 31, 2005. In December 2004 MedEmerg learned that it was not successful in its bid to win a replacement contract with DND and its contractual relationship for DND medical staffing services ended on March 31, 2005.

In January 2005 the Company filed a Cdn$100,000,000 lawsuit against the winning bidder and a former employee of the Company.  This action was settled on July 11, 2006, as described under Discontinued Operations in ITEM 7 and in Note 4 to the Consolidated Financial Statements.

In January 2005, the Company resumed operation of a family medical clinic in Wallaceburg, Ontario that it had sold in 2003, after the purchaser failed to achieve certain earnings targets.  In November 2005, the Company resumed operation of a second clinic in Calgary Alberta, when the buyer defaulted on certain payment obligations.  During 2007 the Company disposed of its family medical clinics in Calgary and Wallaceburg effective July 31, 2007 and December 31, 2007, respectively.  For 2007 these operations have been reported as discontinued operations.

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

6.
Loss of physicians to the United States and other countries had little impact. In any given year during the decade, there was a net loss of Canadian physicians due to migration. However, this annual loss was only slightly greater from 1994 to 2000 than it was from 1990 to 1993. Hence, this phenomenon accounted for only 3% of the decline in net physician inflow.[2]

Exacerbating the declining supply of physicians is the changing demographics of the physician population.  Between 1981 and 2000, the proportion of women entering medicine rose from 13% to 29% and at the same time, the physician population aged.  Overall, female physicians and older physicians work fewer hours than their younger, male counterparts. With the physician population aging and more women entering the profession, the available hours per physician is declining. At the same time, the Canadian population is aging and the elderly typically use more medical services. 3

Because of these demographic shifts, it is estimated by the Canadian Medical Association, that four million Canadians, or about 12% of the population, do not have a family physician4.  Consequently, emergency rooms are crowded with patients who would otherwise be seen by a general practitioner.  The increased burden on emergency rooms increases the staffing requirements of these units.

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
3 Ibid
4 Canadian Healthcare in Crisis, CBS News, (AP), March 20, 2005.
5 Moulin, D., Canadian National Pain Study, 2002, Pain Research and Management.

While the population affected by chronic pain is substantial, the treatment of chronic pain is still in its formative stages.  In a 2003 study by Morley-Foster et al for Pain Research Management, 68% of Canadian physicians surveyed thought that moderate to severe chronic pain was not well managed in Canada and 60% thought pain management could be enhanced by improved physician education.  Misinformation abounds in the medical community as well.  The same study found that 17% of general practitioners and 10% of palliative care physicians wrongly thought that regulations limited the prescribing of opioids for pain management.6

There are few standards in regards to the treatment or delivery of chronic pain care in Canada.  In a study of 180 patients with peripheral neuropathy, 43% used complementary alternative medicines, including megavitamins, magnets, acupuncture and herbal remedies.7

At the same time, the societal cost of chronic pain is enormous.  Industry estimates that the annual cost of chronic pain to the US economy, due to reduced performance at work, is $61.2 billion;8 an amount equal to that of cardio vascular disease.  Using the traditional 10 to 1 ratio for comparing the US market to the Canadian market, this suggests that the cost to the Canadian economy is about $6 billion.

Facilities for the treatment of chronic pain in Ontario are backlogged.  The average wait time for a patient to access a multi-disciplinary pain clinic is 26 months9.  The further one travels from the metropolitan centers, the longer the wait times are.

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

HEALTHCARE CONSULTING

The demographic challenges described above under STAFFING SOLUTIONS, directly affect the Healthcare Consulting business.

Healthcare spending in Canada in 2005 is forecast to increase to Cdn$142 billion, a 7.7% increase over 2004, and a record 10.4% of GDP.10   The Ontario director of the Canadian Taxpayers Federation is quoted as saying that, based on current growth patterns; Ontario will be spending 85% of its budget on healthcare by 203511.  Such a situation is unworkable.

In the alternative, federal and provincial governments and medical associations are all studying ways to deliver more with less.  As long as this crisis environment continues, the opportunity for healthcare consulting is expected to remain strong.

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

FACTORS AFFECTING MEDEMERG’S BUSINESS

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

COMPETITION

The Company competes with a variety of healthcare service providers.  These include the following by MedEmerg business unit:
•
Staffing Solutions: Third party staffing agencies (nursing); small groups of physicians that provide competitive services to local hospitals (physicians); and HealthForceOntario (physicians) a government of Ontario funded program designed to assist hospitals in recruiting physicians to provide emergency department coverage to hospitals facing challenges in covering shifts

•	Pain Management Services: Public hospitals; pain management clinics staffed by both medical and non-medical practitioners
•	Infusion Services: Public hospitals, homecare agencies
•	Healthcare Consulting: Independent consulting companies.

EMPLOYEES

As of December 31, 2007, the Company had 160 active full-time, part-time and casual employees, 19 were employed in executive and administration, 8 were involved in staffing solutions, 54 were active in pain management, 75 in infusions services, and four were in the consulting division.  The Company believes its relations with its employees are good. The Company’s employees do not belong to a union and there is no collective bargaining agreement covering the employees.  The Company also has approximately 130 contractors engaged on a part-time basis, all of whom provide services to clients of the Company.

ITEM 1A: RISK FACTORS

MedEmerg’s business and strategy are subject to many risks discussed below. If any of these risks occurs, its business, financial condition or operating results could be adversely affected.

Risks Related to the Company

The Company has incurred operating losses.

The Company incurred a net loss under Canadian generally accepted accounting principles (“CAN GAAP”) attributable to common shareholders of $712,571 (on revenues of $21,668,567), during the year ended December 31, 2007 as compared to net income of $823,711 (on revenues of $17,716,778) during the year ended December 31, 2006, and a net loss of $856,557 (on revenues of $13,785,449) during the year ended December 31, 2005. As of December 31, 2007, the Company had an accumulated shareholders’ equity balance of $880,220. There can be no assurance that the Company will operate profitably in the future.

The Company’s resources may not be sufficient to manage its expected growth.

Growth of the Company’s business may place a strain on its administrative, financial and operational resources. The Company’s ability to manage staff and growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, install new management information and control systems and train, motivate and manage its employees. There can be no assurance that the Company will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support its future operations. If the Company is unable to manage growth effectively, maintain and service its products or if new employees are unable to achieve performance levels, the Company’s business, operating results and financial condition could be materially adversely affected.

The Company depends on a contract with Schering-Plough Canada Inc.

The Company derives a significant portion of its revenues from a contract with Schering-Plough Canada Inc. (“Schering”).  The Company has worked with Schering since 2001, providing community-based intravenous infusion of Remicade™ to patients suffering from a variety of inflammatory diseases.  The contract, which was most recently renewed on July 1, 2005, is a three year contract, which expires on June 30, 2008.  The Company and Schering have commenced negotiations for a new contract.  Under the terms of the agreement, the Company provides a number of services to ensure that community-based infusion clinics are established in desired locations and that patients can conveniently receive their infusions from trained healthcare professionals.  The Company currently provides more than 1,500 infusions per month to Remicade™ patients.  There is no guarantee that Schering will renew this contract in July 2008.  The loss of the contract would have a material adverse effect on the Company’s business.

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

The Company has engaged approximately 130 contractors on a part-time basis, all of whom provide services to clients of the Company. The Company classifies all of its contractors as “independent contractors” for all purposes, including employment tax and employee benefit purposes, and therefore the Company does not pay or withhold any Federal or provincial employment tax with respect to or on behalf of its contractors. The Company believes that its contractors are not employees under existing interpretations of Federal and provincial laws. However, there can be no assurance that Federal or provincial authorities or the Company’s contractors will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay withholding taxes and pay for and administer added employee benefits to these contractors, the Company’s operating costs would increase. Additionally, if the Company is required to pay back-up withholding with respect to amounts previously paid to such contractors, it may also be required to pay penalties or be subject to other liabilities as a result of incorrect classification of such contractors. Any of the foregoing circumstances could have a material adverse impact on the Company’s financial condition and results of operations, and/or to restate financial information from prior periods.

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

The agreements with Calian pursuant to which it purchased 8,750,000 of the Company’s Series I Shares grant to Calian rights that could enable Calian to control or influence actions of the Company in a manner that conflicts with the Company’s interests and the interests of its stockholders.

Calian Technologies Ltd. (“Calian”) currently holds 8,750,000 shares of the Company’s Series I Shares which are currently convertible into an equal number of Common Shares. As a result thereof, Calian is currently deemed to be the beneficial owner of 13% of the Company’s Common Shares. Under the agreements with Calian so long as Calian continues to hold 4,375,000 Series I Shares certain specified business actions cannot be taken without its reasonable consent. In addition, so long as Calian continues to hold 6,562,500 Series I Shares it is entitled to appoint one member to the Board of Directors or, in lieu thereof, an observer. While the Board of Directors is entitled to exclude Calian’s board designee or observer from participating in board meetings under specified conditions, with regard to Calian’s status as a competitor, Calian’s ability to designate a board member or appoint an observer, together with its rights to veto certain corporate actions may accord it considerable influence over matters affecting the Company. In addition, as a major stockholder, Calian currently is able to exercise significant influence over matters requiring the approval of the Company’s stockholders, including the election of directors and the sale of the Company. Such a concentration of ownership may also have the effect of delaying or preventing a change in control of the company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. Any of these facts could decrease the market price of the Company’s Common Shares.

The Company is dependent on its key employees.

The Company’s success is largely dependent upon the efforts and abilities of Dr. Ramesh Zacharias, its Chief Executive Officer; William Danis, its Chief Financial Officer; Dr. Donald Ross, its Vice President of Business Development, Dr. James Ducharme its Vice President of Medical Services and Dr. Roman Jovey its Program Medical Director for CPM Health Centres Inc. If the Company lost the services of any of Dr. Zacharias, Mr. Danis, Dr. Ross, Dr. Ducharme or Dr. Jovey, its business could be materially adversely affected. The Company has not procured key-man life insurance for any of its employees.

The Company’s officers and directors beneficially own the majority of the outstanding common shares and are able to control the Company.

The Company’s officers and directors own or have rights to acquire an aggregate of approximately 49.3% of the voting power of its capital stock. As a result, they are in a position to exercise significant influence over the Company and the election of directors and otherwise essentially control the outcome of all matters requiring stockholder approval.

The Company is dependent on the proper functioning of its information systems.

The Company is dependent on the proper functioning of its information systems in operating its business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, the Company relies on its information systems in managing its accounting and financial reporting. Its information systems are protected through physical and software safeguards and it has backup remote processing capabilities. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact the Company’s ability to identify business billing opportunities quickly, to maintain and clinical records reliably, to bill for services efficiently and to maintain its accounting and financial reporting efficiently.

The Company may experience additional losses through the financing of accounts receivables.

One of the services provided by the Company’s staffing solutions business is the collection of fees for services performed by its employees and sub-contractors. In the event that the Company does not collect these fees by the time payment is due to the physicians and nurses, it may nevertheless be obligated to pay the physicians and nurses for the duties they have fulfilled. In practice, the Company uses its working capital to finance the accounts receivable and pay the physicians and nurses. Historically, bad debts are less than 0.5% of gross billings since substantially all of the physician services billed to OHIP are for Ontario residents who are automatically covered by OHIP for the medical services performed. However, there can be no assurance that accounts receivables will ultimately be collected from OHIP and the hospitals. Accordingly, there can be no assurance the Company will not experience significant losses due to unpaid accounts receivables which it has financed.

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

Claims have been made against the Company for general damages and for breach of contract and in tort. It is possible that further claims will be made against the Company. The defense of these lawsuits may result in substantial costs and may divert management’s attention and resources, which may seriously harm the Company’s business. In addition, an adverse determination or a substantial settlement could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow or future prospects.

The Company is exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

The Company is spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of the Company’s internal control systems, and attestations of the effectiveness of these systems by its independent auditors. The Company recently completed its planning, documentation and testing of its internal control systems and procedures in order to comply with the requirements of Section 404 by the end of 2008. This process required the Company to hire outside advisory services and resulted and will continue to result in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are evolving.  The Company may encounter problems or delays in the implementation of improvements and the receipt of a positive attestation by its independent auditors. If the Company is not able to timely comply with the requirements set forth in Section 404, it might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect the Company’s business and financial results.

Moreover, because the new and changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to the Company’s disclosure and governance practices.

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

MedEmerg is incorporated under the Business Corporations Act, Ontario (“OBCA”) and its directors, controlling persons and officers as well as experts named herein, are residents of Canada, Israel or the United Kingdom. Moreover, substantial portions of the Company’s assets and the assets of such persons are located in Canada, Israel or the UK. As a result, it may be difficult to effect service of process within the United States upon the Company or such persons or to enforce, in United States federal or state courts, judgments against them obtained in such courts and predicated on the civil liability provisions of the United States federal or state securities laws.

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

Revenue denominated in Canadian dollars accounted for 100% of the Company’s revenue for each of the years ended December 31, 2007, 2006 and 2005. Accordingly, the relationship of the Canadian dollar to the value of the United States dollar may materially affect the Company’s operating results. In the event that the Canadian dollar was materially devalued against the United States dollar, the Company’s operating results would be materially, adversely affected.

The Company may fail to meet the expectations of its investors and analysts, which may cause the market price of its common shares to fluctuate or decline.

Analysts frequently issue reports based on the results of a single quarter. The Company’s revenues and earnings have fluctuated significantly in the past, and management expects that they will continue to do so in the future. Relatively poor results in one quarter could significantly and adversely influence such reports, which may in turn lead to depreciation of the market price of the Company’s common shares, which in turn may result in the loss of some or all of its shareholders’ investment. Factors that influence the fluctuating nature of the Company’s quarterly results include, without limitation:

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

The Company’s certificate of incorporation authorizes the issuance of an unlimited number of common shares and ‘blank check” preferred shares with such designations, rights and preferences as may be determined from time to time by the board. Accordingly, the Company’s board is empowered to issue an unlimited number of common shares for any purpose without seeking shareholder approval or issue preferred shares with dividend, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of common shares and adversely affect the relative voting power or other rights of the holders of the Company’s common shares. The issuance of the Company’s preferred shares or common shares may be used under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company. The Company has no present intention to issue any of its preferred shares. However, there can be no assurance that it will not issue preferred shares or common shares in the future.

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

ITEM 2:  PROPERTIES

The Company does not own any real property.  The Company’s principal leases, as of December 31, 2007, are listed below:

			Monthly
		Square	Rent
Location	Function	Feet	(Cdn$)	Lease Expiration
Mississauga, Ontario	Head office and clinical services	10,682	29,150	December 31, 2008
London, Ontario	Administrative services	1,550	3,098	April 30, 2009
Scarborough, Ontario	Clinical services	2,080	5,385	February 28, 2010
Wallaceburg, Ontario	Clinical services	5,900	5,900	May 1, 2012
Hamilton, Ontario	Clinical services	2,234	3,884	April 30, 2011
Oakville, Ontario	Clinical services	1,701	4,024	February 28, 2011
Oshawa, Ontario	Clinical services	2,300	5,750	November 30, 2011
Ottawa, Ontario	Clinical services	2,600	4,550	October 31, 2011
London, Ontario	Clinical services	2,283	3,805	September 30, 2011
Brampton, Ontario	Clinical services	1,941	4,164	December 31, 2011
St. Catharines, Ontario	Clinical services	1,893	3,827	August 31, 2012
Toronto, Ontario	Clinical services	1,737	4,672	December 31, 2011
Dartmouth, NS	Clinical services	2,500	3,983	June 30, 2012
Kingston, Ontario	Clinical services	420	490	August 31, 2008

ITEM 3:  LEGAL PROCEEDINGS

(i)           On September 22, 2003, a lawsuit (Hans Asche v. Med-Emerg International Inc. and Her Majesty in Right of Canada (Minister of National Defence), et al) was filed with the Supreme Court of Nova Scotia, naming MedEmerg as a defendant.  The plaintiff claims unspecified damages for wrongful dismissal and breach of contract.  In June 2003, DND instructed MedEmerg to remove the plaintiff from its premises.  MedEmerg sought instructions from Public Works and Government Services Canada (“PWGSC”), as per the requirements of the contract.  A response was not received until September 29, 2003.  The Company has filed a cross-claim against the Attorney General for Canada, for damages incurred.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual General Meeting on August 7, 2007.  At that time the security holders ratified the appointment of Grant Thornton LLP, as auditor of the Company and the appointment of the Board of Directors.   At the Annual General Meeting, Ramesh Zacharias, Michael Sinclair, Manfred Walt, Jacob (Koby) Ofek, Major General Lewis MacKenzie, John Yarnell and Sidney Braun were each elected to the Board of Directors.  The voting for such directors was as follows:

Name	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Ramesh Zacharias	24,397,969	233,300	Nil
Michael Sinclair	24,397,969	233,300	Nil
Manfred Walt	24,397,969	233,300	Nil
Jacob (Koby) Ofek	24,397,969	233,300	Nil
Major General Lewis MacKenzie	24,397,969	233,300	Nil
John Yarnell	24,397,969	233,300	Nil
Sidney Braun	24,397,969	233,300	Nil

Voting with respect to the ratification of the appointment of Grant Thornton LLP was as follows:  24,667,969 votes for; 132,800 votes withheld; and no abstentions and broker non-votes.

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

The following table sets forth the quarterly high and low bid prices for the Company’s common shares over the last two completed fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of the Company’s common shares on March 27, 2008 was $0.15 per share.

	COMMON SHARES
	HIGH	LOW
Fourth Quarter, 2007	$.16	$.10
Third Quarter, 2007	$.17	$.10
Second Quarter, 2007	$.17	$.10
First Quarter, 2007	$.13	$.10
Fourth Quarter, 2006	$.15	$.10
Third Quarter, 2006	$.29	$.10
Second Quarter, 2006	$.30	$.20
First Quarter, 2006	$.60	$.35

The number of record holders of the Company’s common shares on March 28, 2008 was approximately 100. The Company believes that a significant number of its common shares are held in either nominee name or street name brokerage accounts and, consequently, it is unable to determine the number of beneficial owners of its common shares.

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

	US$
	YEAR ENDED DECEMBER 31,
	2007	2006(1)	2005(1)(2)	2004(1)(2)	2003(1)(2)
Statement of Operations Data:
Revenue	21,668,567	17,716,778	13,785,449	9,496,569	14,254,652
Physician fees and other direct costs	15,189,341	12,774,491	10,292,966	7,271,148	11,494,170
Gross margin	6,479,226	4,942,287	3,492,483	2,225,421	2,760,482
Operating expenses before undernoted items	6,858,382	4,783,691	3,785,778	3,601,423	2,884,206
Depreciation and amortization	377,144	231,721	243,413	134,238	52,851
Other (income) expenses	54,231	(45,696)	432,747	865,939	1,274,217
Loss before income taxes	(810,531)	(27,429)	(969,455)	(2,318,552)	(1,450,792)
Income taxes (recovery)	-	-	-	-	(2,458)
Minority interest	-	-	-	-	(2,094)
Income (loss) on discontinued operations	97,960	851,140	112,898	977,348	(128,410)
Net income (loss) - Canadian GAAP	(712,571)	823,711	(856,557)	(1,341,205)	(1,574,650)
Net income (loss) - US GAAP	(595,506)	871,835	(856,557)	(1,341,205)	(1,574,650)
Preferred share dividends	-	-	-	(34,173)	(135,006)
Forgiveness of preferred share dividends	-	-	-	579,582	-
Net income (loss) attributable to common shareholders - Canadian GAAP	(712,571)	823,711	(856,557)	(795,796)	(1,709,656)
Net income (loss) attributable to common shareholders - US GAAP	(595,506)	871,835	(856,557)	(631,169)	(2,267,543)
Net income (loss) per common share (basic and diluted) (3)
Continuing operations	$(0.014)	$-	$(0.017)	$(0.050)	$(0.170)
Discontinued operations	$0.001	$0.014	$0.002	$0.030	$(0.010)
Balance Sheet Data:

Working Capital Surplus (deficiency)	2,473,312	3,912,219	(56,542)	1,224,127	(3,169,692)
Total Assets	7,528,547	7,900,792	4,618,106	7,322,027	4,044,225
Long-term debt	3,153,689	3,323,401	599,991	599,991	599,991
Shareholders' equity (deficiency) - Canadian GAAP	880,220	1,423,957	81,477	559,249	(3,448,142)
Shareholders' equity (deficiency) - US GAAP	926,185	906,641	81,477	559,849	(3,448,142)
Year end US$ exchange rate (equivalent to 1Cdn$)	$1.01	$0.86	$0.86	$0.83	$0.77
Average US$ exchange rate (equivalent 1Cdn$)	$0.93	$0.88	$0.83	$0.77	$0.71
Range of high and low rates (equivalent to 1Cdn$)	0.84 to 1.09	0.85 to 0.91	0.79 to 0.87	0.71 to 0.85	0.63 to 0.78

(1) In Q1 2005, the Company reclassified its results from Government Healthcare Services (related to the DND contract) to discontinued operations. Accordingly, the results of operations have been reclassified to the discontinued line item on the income statement for the respective periods ended December 31, 2004 and 2003.
(2) Shareholders' equity (deficiency) under U.S. GAAP has been restated for the correction of an error which has the effect of decreasing shareholders' equity under U.S. GAAP by $1,087,272 from that previously reported for each of the years 2003 to 2005.  See Note 17(b) of the accompanying consolidated financial statements.
(3) Basic loss per common share reflects net loss available to common shareholders divided by the weighted average number of common shares outstanding.

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED

	4th QUARTER		3rd QUARTER		2nd QUARTER		1st QUARTER
	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	5,487,727	4,545,611	5,757,405	4,130,465	5,352,285	4,757,232	5,071,150	4,283,470
Gross Profit	1,702,936	1,292,487	1,730,673	1,075,632	1,656,547	1,399,419	1,389,071	1,174,749
Income (loss) before undernoted items - Cdn GAAP (1)	(39,082)	(25,329)	(61,351)	(131,744)	(86,110)	209,897	(192,613)	105,774
Income (loss) before undernoted items - U.S. GAAP(1)	(39,082)	(25,329)	(61,351)	(131,744)	(86,110)	209,897	(192,613)	105,774
Net income (loss) before discontinued operations - Cdn GAAP (1)	(188,939)	35,012	(177,670)	(187,869)	(171,092)	145,177	(272,832)	(19,749)
Net income (loss) before discontinued operations - U.S. GAAP (1)	(158,465)	59,114	(148,071)	(163,847)	(142,959)	145,177	(243,973)	(19,749)
Gain (loss) from discontinued operations - Cdn GAAP	276,436	(330,161)	(57,209)	545,324	(64,368)	547,388	(56,899)	88,589
Gain (loss) from discontinued operations - U.S. GAAP	276,436	(330,161)	(57,209)	545,324	(64,368)	547,388	(56,899)	88,589
Net income (loss) for the period - Cdn GAAP (1)	87,498	(295,148)	(234,880)	357,455	(235,460)	692,565	(329,730)	68,839
Net income (loss) for the period - U. S. GAAP (1)	117,971	(271,046)	(205,280)	381,477	(207,327)	692,565	(300,872)	68,840
Net income (loss) per common share (basic and diluted) - Cdn GAAP (1)
Continuing operations	(0.003)	0.001	(0.003)	(0.003)	(0.003)	0.002	(0.005)	(0.000)
Discontinued operations	0.005	(0.006)	(0.001)	0.009	(0.002)	0.009	(0.001)	0.002
Net income (loss) per common share (basic and diluted) - U.S. GAAP (1)
Continuing operations	(0.003)	0.001	(0.003)	(0.003)	(0.002)	0.002	(0.004)	(0.000)
Discontinued operations	0.005	(0.006)	(0.001)	0.009	(0.001)	0.009	(0.001)	0.002

(1) The quarterly results under Canadian GAAP for 2007 have been amended to account for a change in accounting policy.  In the first three quarters of 2007, the Company applied EIC 27 with respect to the capitalization and amortization of costs associated with the pre-operating period of the Company’s pain management centers.  Given the Company’s continued losses in the pain management business, it has been determined that it is appropriate to expense the costs in the period in which they are incurred.  During the first three quarters of the year, the Company incurred approximately $122,000 of such pre-operating costs and charged approximately $8,300 to expenses.  The change in policy had no impact on the results under U.S. GAAP as the costs were recorded as expenses in the period incurred.

The following summarizes the impact of this change on the previously reported quarterly information under Canadian GAAP.

	3rd QUARTER 2007		2nd QUARTER 2007		1st QUARTER 2007
	As Reported	As Amended	As Reported	As Amended	As Reported	As Amended
Revenue	5,757,405	5,757,405	5,352,285	5,352,285	5,071,150	5,071,150
Gross Profit	1,730,673	1,730,673	1,656,547	1,656,547	1,389,071	1,389,071
Income (loss) before undernoted items	(32,501)	(61,351)	(42,627)	(86,110)	(150,106)	(192,613)
Net income (loss) before discontinued operations	(155,072)	(177,670)	(128,855)	(171,092)	(230,325)	(272,832)
Gain (loss) from discontinued operations	(57,209)	(57,209)	(64,368)	(64,368)	(56,899)	(56,899)
Net income (loss) for the period	(212,282)	(234,880)	(193,223)	(235,460)	(287,223)	(329,730)
Net income (loss) per common share (basic and diluted)
Continuing operations	(0.003)	(0.003)	(0.002)	(0.003)	(0.004)	(0.005)
Discontinued operations	(0.001)	(0.001)	(0.001)	(0.001)	(0.001)	(0.001)

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

BUSINESS OVERVIEW

The Company’s operations are comprised of four business units: Staffing Solutions, Pain Management Services, Infusion Services and Healthcare Consulting Services.  In 2007, 46% of the Company’s revenue was generated by the Staffing Solutions unit; 30% by the Pain Management Services unit; 20% by the Infusion Services unit; and 4% by the Healthcare Consulting unit.  From a Gross Margin perspective, the contribution was 26%, 29%, 37% and 8%, respectively.

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

MedEmerg’s Pain Management Services business provides chronic pain management in 11 centers in Ontario and Nova Scotia, Canada.

The Company’s Infusion Services business provides intravenous infusion services for pharmaceutical companies in 25 community-based clinics in Ontario, Canada.

MedEmerg’s Healthcare Consulting Services provides custom solutions for governments and national and provincial bodies on a variety of matters including primary care renewal, project evaluation, and healthcare human resource planning.

MedEmerg was founded in 1983 and is incorporated under the Business Corporations Act (Ontario).

The Company tracks its operations by monitoring certain key performance indicators.  For Staffing Solutions, the Company monitors the number of contracts under administration, monthly shifts booked and gross margin per contract.  For Pain Management the Company tracks the number of patient referrals, the number of patient visits and average billing per patient.  For Infusion Services the Company tracks the number of infusions per month and the utilization of each infusion center.  For Healthcare Consulting Services, the Company tracks the gross margin per contract and its win / loss ratio on contract bids.   Certain key balance sheet ratios such as working capital are also monitored, to track the cash flow situation.

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

Growth of the Company’s Pain Management Services business is dependent on its ability to recruit additional doctors to provide pain therapies and to develop the trust of referring physicians, who refer their patients to the Company’s pain centers.

The Infusion Services business is reliant upon the Company’s ability to introduce new drug therapies through its infusion clinics and by expanding the number of clinic locations. Failure to succeed with either of these initiatives will limit the Company’s ability to drive its revenue growth.

The growth of Healthcare Consulting Services is dependent on market developments in Canadian healthcare.  For the Company to be successful it must improve its business development tools to ensure that it is in front of the right business opportunities at the right time.

Refer to ITEM 1: FACTORS AFFECTING MEDEMERG’S BUSINESS.

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

In addition to its conventional ER staffing, MedEmerg has developed a unique integrated staffing solution, which was trialed in 1996 to recruit primary care practitioners into mental health facilities.  Based on patient population, the nature of the cases being treated, and the total cost of the current system, MedEmerg introduced a healthcare model combining Primary Care Physicians with Primary Care Nurse Practitioners. This was the first time a nurse practitioner function was introduced into a mental health setting. The program, now in its eleventh year of operation, has received high satisfaction ratings from both staff and patients, resulting in one of the Company’s clients receiving the ACE award from the Ministry of Health for Innovation in Health Care Delivery Design. In June 2002, the Centre for Addiction and Mental Health in Toronto, Canada, awarded MedEmerg a similar contract for primary care services. In 2004, the Company introduced Primary Health Care Nurse Practitioners to its mix of healthcare providers in community-based hospitals.

In September 2006, the Company recruited Dr. Jim Ducharme to lead the clinical aspect of Staffing Solutions.  Dr. Ducharme is a nationally recognized emergency medicine specialist and is a past president of the Canadian Association of Emergency Physicians.  Dr. Ducharme brings a very broad perspective of the challenges facing emergency departments today and he is an important asset in the Company’s future growth of the Staffing Solutions business.  Dr Ducharme was instrumental in the Company’s development of a training program designed for Ontario’s family physicians.  In concert with the College of Family Physicians, MedEmerg developed and hosted training sessions designed to re-introduce family physicians to the ER.  The program was well received and it is anticipated that future training opportunities will arise in 2008.  Concurrent with the addition of Dr. Ducharme, the division was realigned to expand its business development capabilities in anticipation of increased staffing opportunities.

PAIN MANAGEMENT SERVICES

MedEmerg’s chronic pain management service, operated through its wholly-owned subsidiary, CPM Health Centres Inc. (“CPM”), was launched in November 2004 with the acquisition of the Scarborough Pain Clinic. Since then, 10 more clinics have been opened, most recently in Brampton, Ontario in January, 2008.

CPM has developed a standardized approach to the treatment of chronic pain, using an integrated multi-disciplinary approach including anesthetists and ER physicians, amongst others.

In August of 2005, Dr. Roman Jovey, the then President of the Canadian Pain Society, joined CPM as its Medical Director.  Over the last 16 years, Dr. Jovey has developed an international reputation in the field of chronic, non-cancer pain, using pharmacotherapy.  In addition to maintaining a private practice, Dr. Jovey also consults with the pharmaceutical industry and educational institutions on medical educational programs related to pain.  He is also a medico-legal expert for the Canadian Medical Protective Association on cases related to opioids, pain and addiction.  In his capacity as Medical Director, Dr. Jovey oversees the clinical aspects of CPM and assists in the training of new physicians.

The Company has developed and launched a training program specifically designed to educate emergency room physicians in chronic pain management.

CPM more than doubled its patient visits from approximately 16,300 patients in 2006 to more than 34,700 in 2007. Plans are underway to further increase capacity in 2008 by training more doctors and thereby increasing capacity at the Company’s 11 pain management centers.

INFUSION SERVICES

In March 2001, MedEmerg entered into an agreement with Schering-Plough Canada Inc. (“Schering”) to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to medical clinics for the treatment of patients with various inflammatory disorders, including rheumatoid arthritis and Crohn's disease. The Company delivered more than 15,000 infusions in 2007, a 49% increase over 2006 (10,100).

MedEmerg expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of December 31, 2007, the Company operated 25 virtual clinics across Ontario compared to 16 clinics in 2006.  On an as-required basis, the Company rents space in community-based medical clinics.  MedEmerg’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs.  The Remicade™ is supplied by a local pharmacy.

Remicade™ is currently approved by Health Canada for six indications in Ontario: rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis, ulcerative colitis, psoriatic arthritis and psoriasis.   Once an indication is approved by Health Canada, it is more likely that doctors will prescribe the medicine and that insurance companies will provide reimbursement for the medicine.  Historically, more than 60% of infusions have related to Crohn’s disease and rheumatoid arthritis.  The Company expects growth related to Remicade™ to level off unless additional indications are approved by Health Canada or the Company is awarded more clinic locations by Schering.

The Company continues to look for additional products to offer through its infusion clinics and the opportunity to open clinics in new locations.

HEALTHCARE CONSULTING

Over the years, MedEmerg has developed significant experience in international and domestic healthcare consulting.

In 2007 the Company provided services to the Ontario Hospital Association in regards to the integration of physician assistants into emergency departments; the Department of Health of Nova Scotia for pandemic planning and simulation modeling for health human resources strategies in Nova Scotia; and the Saskatchewan Association of Health Organizations regarding the supply of health professionals in Saskatchewan.

In February 2008, the division was restructured.  Future projects will be limited to those that relate to the Company’s Staffing Solutions business.  Projects like the Ontario Hospital Association’s physician’s assistant initiative will become the mainstay of consulting activities, going forward.

RESULTS OF OPERATIONS

REVENUE

The Company's Revenue from continuing operations for the year ended December 31, 2007 was $21,668,567 compared to $17,716,778 for the year ended December 31, 2006 and $13,785,449 for the year ended December 31, 2005.

Divisional Revenues were:

	Year Ended December 31,
Division	2007	2006	2005
Staffing Solutions	10,048,614	10,708,540	9,284,794
Pain Management Services	6,568,252	3,197,781	1,563,729
Infusion Services	4,308,794	2,700,102	1,805,234
Healthcare Consulting	742,907	1,110,355	1,131,692
Total	21,668,567	17,716,778	13,785,449

Revenue for the Staffing Solutions business decreased by 6% in 2007 compared to 2006.  The Company failed to resign agreements with two clients that had worked with the Company for several years.  In 2006, Revenues increased 15% over 2005.  This was the result of increased Revenues in the first half of the year, compared to the first half of 2005.  As disclosed previously, the Company lost a significant contract in June 2006 and consequently revenues in the second half of the year were lower than the same period in 2005.

Revenue for Pain Management Services increased 105% in 2007 to $6,568,252, compared to $3,197,781 in 2006.   The increase relates to the 112% increase in patient visits from approximately 16,300 in 2006 to more than 34,700 in 2007.  The average patient billing declined approximately 3.5%, which was in line with Management’s expectations.  In 2006, Revenue for Pain Management Services increased 105% compared to 2005 as the business grew from four clinics to five and patient volumes increased in line with Revenue growth.

The Infusion Services business increased 60% to $4,308,794 from $2,700,102 in 2006.  The increase relates to a 50% increase in patient visits and a 10% increase in Revenues per patient.  In 2006, Revenues increased 50% to $2,700,102 from $1,805,234 in 2005.  The increase in the Infusion Services Revenue was driven by a 39% increase in infusions from 7,311 in 2005 to 10,140 in 2006 and an 8% increase in Revenues per infusion.

Revenue for the year ended December 31, 2007 from Healthcare Consulting was $742,907 compared to $1,110,355 in 2006.  During the year the Company failed to win certain contracts on which it bid causing business volumes to diminish.  Compared to 2005, the Revenue of $1,110,355 in 2006 was essentially unchanged from Revenues of $1,131,692 during the year ended December 31, 2005.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $6,479,226 or 31% from $4,942,287 for the year ended December 31, 2006 and from $3,492,483 for the year ended December 31, 2005.

	Year Ended December 31,
Division	2007	2006	2005
Staffing Solutions	1,661,579	1,818,638	1,735,457
Pain Management Services	1,862,311	999,063	352,284
Infusion Services	2,404,608	1,433,150	823,174
Healthcare Consulting	550,728	691,436	581,568
Total	6,479,226	4,942,287	3,492,483

Gross Margin for the Staffing Solutions business decreased 9% in 2007 from $1,818,638 in 2006 to $1,661,579 in 2007.  The decrease corresponds to the 6% decrease in revenue coupled with a 3% decrease in the Gross Margin percentage.  The Gross Margin percentage decreased because of costs incurred on one of the Staffing contracts.  The Company is taking steps, including a rate increase, to remedy this situation.  In 2006, the Gross Margin increased by 5% over 2005, from $1,735,457 to $1,818,638.  This was the result of increased activity in the first half of 2006, compared to the first half of 2005.

Gross Margin for Pain Management Services increased 86% from $999,063 in 2006 to $1,862,311 in 2007.  The increase in Gross Margin corresponds to the 105% increase in revenues, offset by lower Gross Margin percentage in the centers that opened in 2007.  During the start-up phase, direct costs, which generally correlate directly to revenues, increase as a percentage of revenue because of lower operating efficiencies in the start-up phase.  In 2006, the Gross Margin increased 183% from $352,284 in 2005.  The increase corresponds to the 105% increase in revenues, bolstered by a 35% increase in Gross Margin percentage.  Only one pain center opened in 2006, accordingly the division increased Gross Margin percentage from 23% in 2005 to 31% in 2006.

The Gross Margin for Infusion Services increased 68% to $2,404,608 in 2007 compared to $1,433,150 in 2006.  The increase corresponds to the 60% increase in Infusion revenues, enhanced by 5% increase in Gross Margin percentage from 53.1% to 55.8%.  Similar to Pain Management Services, as volumes grow, efficiencies are derived from operations.  In 2006, Gross Margin increased 74% to $1,433,150 from $823,174 in 2005.  As discussed above concerning Revenue, this is attributable to the 50% increase in Revenues coupled with a 16% increase in Gross Margin percentage. Again, the increase in Gross Margin percentage results from improved operating efficiencies as the business grows.

The Gross Margin for Healthcare Consulting decreased from $691,436 in 2006 to $550,728 in 2007.  At the same time Gross Margin percentage increased from 62% in 2006 to 74% in 2007.  Gross Margin percentage increased because the Company used more internal resources to complete its consulting projects.  While Gross Margin increased as a result, this also increased operating costs for the division.  In 2006, the Gross Margin increased from $581,568 in 2005 to $691,436, even though Revenues decreased $20,000 over the same period.  Gross Margin increased because, again, the Company used more internal resources to complete its consulting projects.

OPERATING EXPENSES

Operating Expenses are comprised of both divisional and centralized expenses.  Centralized expenses are allocated to the divisions, based on criteria relevant to the expense in question. In 2007 Operating Expenses increased 43% ($2,074,691) to $6,858,382, from $4,783,691 in 2006 and from $3,785,777 in 2005.

On a divisional basis, after the allocation of corporate overheads, Operating Expenses were as follows:

	Year Ended December 31,
Division	2007	2006	2005
Staffing Solutions	1,530,742	1,507,663	1,708,794
Pain Management Services	3,007,510	1,490,747	699,497
Infusion Services	1,309,708	946,436	775,844
Healthcare Consulting	1,010,422	838,845	601,642
Total	6,858,382	4,783,691	3,785,777

The Operating Expenses for Staffing Solutions increased 1.5% from $1,507,663 in 2006 to $1,530,742 in 2007.  This is largely attributable to increased General and Administrative costs which increased by approximately $28,000.  This increase was related to increased Staff Training costs.  In 2006 the Operating Expenses decreased to $1,507,663 from $1,708,794 in 2005.  The decrease in 2006 relates to a reduction in the allocation of centralized expenses.  As the other operating units grew and the Staffing Solutions business contracted, the Staffing Solutions business absorbed a correspondingly reduced allocation of centralized expenses.

The Operating Expenses for Pain Management Services increased 102% to $3,007,510 from $1,490,747 in 2006.  The increase in expenses corresponds with the increased business volumes in the Pain Management business combined with the increased allocation of centralized expenses and the impact of the strengthening Canadian dollar versus the United States dollar.  In 2006 the Operating Expenses for Pain Management Services increased to $1,490,747 from $699,497 in 2005.  The increase of 113% again related to the increased business volumes, combined with the impact of the strengthening Canadian dollar and the increased allocation of centralized expenses to the Pain Management Services business.

The Operating Expenses associated with the Infusion Services business increased 38% from $946,436 in 2006 to $1,309,708 in 2007.  The increase is related to the increased salary costs as the division increased its ability to cope with current and future growth.  The impact of the strengthening Canadian dollar was largely offset by a reduced allocation of centralized expenses as the Pain Management Services business absorbed an increased share of centralized expenses.  In 2006 the Operating Expenses for the Infusion Services business increased 22% from $775,844 to $946,436.  Operating Expenses increased at approximately 30% of the rate of Revenues, as the division enjoyed the benefits of increased operating efficiencies.

Operating Expenses from Healthcare Consulting increased 20% despite a reduction in Revenues and Gross Margins.  As described above, the business unit staffed an increased proportion of its activities with internal versus external consultants.  Consequently Operating Expenses increased along with increased Gross Margins.  In 2006, Operating Expenses similarly increased; however, in this instance by 39%.  Again the cause of the increase was an increased proportion of consulting activity being completed by internal versus external consultants.

AMORTIZATION AND INTEREST

Amortization expenses increased 63% in 2007 to $377,144 from $231,721 in 2006.  The increased amortization largely relates to the amortization of property, plant and equipment assets associated with the Pain Management Services business.  Additions to property, plant and equipment increased in 2007 to $942,328 from $419,344 in 2006.

Amortization expenses decreased from $243,413 in 2005 to $231,721 in 2006.  Additions to property, plant and equipment increased substantially in the year from $183,089 in 2005 to $419,344 in 2006.  Many of the capital expenditures in 2006 were related to assets that are amortized over five or more years.  In 2005 and 2004 most of the capital expenditures were related to assets which are amortized over one to three years.  Consequently, even though capital expenditures increased significantly, amortization expenses decreased in the year.

In 2007 the Company earned interest income, net of bank charges of $84,822 compared to $60,711 in 2006.  Despite seeing its cash balance decrease by $1,737,123 during 2007, the Company’s average cash balance was higher than in 2006.  In 2006 the Company earned interest net of bank charges of $60,711 compared to bank charges net of interest income of $19,868 in 2005.  The Company completed an equity financing and favorably settled an outstanding lawsuit in 2006, giving rise to an increase in cash of $3,367,181 during 2006.

Interest on long-term debt increased from $68,011 in 2006 to $123,330 in 2007.  The increase is associated with the $53,000 increase in non-cash interest charges attributed to the Series I Shares.

Interest on long-term debt in 2006 increased from $41,999 in 2005 to $68,011.  The increase is associated with the interest charges attributed to the Series I Shares.  This is a non-cash expense.

OTHER INCOME AND EXPENSES

The Company recorded a charge for Interest expense on the financial liability carried at amortized cost of $15,723 (2006 and 2005 - $nil).  This charge arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”.  This is a non cash expense.

Stock-based compensation expenses were $nil for 2007, $93,391 in 2006 and $370,881 in 2005. Stock-based compensation expenses arise when options or warrants, issued to employees or others, vest.  In 2006 the Company extended the expiry date of 1,437,500 stock purchase warrants from February 2006 to September 2006.  Also during 2006, 37,500 stock options vested.  In 2005, 225,000 stock options vested and the expiry date of the 1,437,500 stock purchase warrants, were extended by one year.  The exercise price of the stock purchase warrants was also reduced from $0.50 to $0.20.

In 2007, the Company reported Other Income of $nil, $146,387 in 2006 and $nil in 2005.  In 2006, the Company earned Other Income of $146,387 on the partial settlement of Notes Payable.  Notes Payable of $299,995 plus accrued interest totaling $426,387 were settled through an agreement to pay $280,000 in equal quarterly installments over two years.

INCOME TAXES

For the years ended December 31, 2007, 2006 and  2005, respectively, there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years.  The Company pays income taxes in accordance with Canadian federal and provincial income tax legislation. The Company does not expect to pay significant corporate income tax in Canada in the foreseeable future because of existing significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS

Government Health Services
During 2007 the Company recorded a profit from Government Health Services (the “DND Contract”) of approximately $275,000.  This arose on the final settlement with Public Works and Government Services Canada, of a matter which had previously been fully provided for in the accounts of the Company.

During 2006, the Company had a profit from the DND Contract of $1,229,257 compared to $144,033 in 2005. On July 11, 2006, the Company settled outstanding litigation regarding the loss of the DND contract.  Pursuant to the settlement, the Company received CDN$2.0 million ($1.8 million) and the litigants exchanged full and final releases.  Proceeds of the settlement, net of expenses of approximately $570,000, were recorded as income from Discontinued Operations by the Company.

Family Medical Clinics

During 200, the Company reported a loss from its Family Medical Clinics of $178,643 compared to a loss of $378,117 in 2006.  Effective August 1, 2007 the Company disposed of its clinic in Calgary, Alberta and December 31, 2007 was the last day of operations for the Company’s clinic in Wallaceburg, Ontario.

For the year ended December 31, 2006, the Company reported a loss from its Family Medical Clinics of $378,116 compared to a loss of $31,105 in the year ended 2005.  Included in the loss are operating losses of $253,943 and amounts totaling $124,173 regarding the write-off of amounts due from AIM Health Group (“AIM”).  The operating losses increased in 2006 because of losses incurred at a clinic in Calgary, Alberta.  The operations of the Alberta clinic were re-assumed in late 2005, when the buyer of the clinic defaulted on certain of its obligations.  The loss on amounts due from AIM is comprised of $83,195 in regards to the redemption of Preferred Shares and $40,978 regarding the write-off of sundry amounts due from AIM.  The Preferred Shares and other amounts receivable arose from the sale of family practice clinics in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2007, the Company's cash position was $2,291,005 compared to $4,028,128 as at December 31, 2006 and $660,947 as at December 21, 2005.

The reduction in the cash position of ($1,737,123) in 2007 resulted from (a) a use of cash from operations of ($315,000); (b) changes to non-cash working capital items of ($325,000); (c) a ($385,000) charge from discontinued operations, comprised of income of $95,000 from discontinued operations and a ($480,000) decrease in working capital from discontinued operations; (d) ($950,000) used by the Company in investing activities with respect to the purchase of property, plant and equipment ($940,000) and other intangible costs ($10,000) and (e) the repayment of long-term debt of ($195,000). The strengthening of the Canadian dollar relative to the US dollar resulted in a positive foreign exchange impact of $435,000. The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s Pain Management centers.

The Company believes that cash on hand is adequate to finance its working capital, capital expenditure, and other obligations for the foreseeable future.

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

Historically the Company has incurred operating losses.  Losses were stabilized and reversed in the latter half of 2005. With the Calian settlement, the Company elected to expand its growth plans, notably with respect to its Pain Management business.  During the fourth quarter of 2006, the Company increased spending in the Pain division by approximately $80,000 with the new expenditures focused on increasing the operational capacity of the division.  Similarly capital expenditures associated with the Pain division increased.  The Company announced the opening of three new clinics in January 2007, much of which was financed in 2006.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company is committed to contractual obligations totaling $4.4 million.  The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. Contractual obligations are as follows:

	2008	2009	2010	2011	2012	Thereafter	Obligations[3]
Long-term debt[1]	$319,688	$-	$-	$-	$-	$-	$319,688
Operating lease obligations	1,220,909	843,874	774,615	619,880	106,684	-	3,565,962
Notes payable[2]	487,025	-	-	-	-	-	487,025
							-
	$2,027,622	$843,874	$774,615	$619,880	$106,684	$0	$4,372,675

Notes:
1 - These amounts include interest on long-term debt at the prescribed rate established by the Canada Revenue Agency (CRA), currently set at 8%.  These interest costs have been waived by CRA in recent years.
2 - Includes interest at the rate of 7%.  Interest is payable in cash or by the issuance of common stock, or any combination thereof.
3 - No provision is included in these amounts for the contingent lease obligations of approximately $810,000 referenced in Note 15 (iv) of the accompanying financial statements.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period.  Significant areas requiring the use of estimates relate to:  (i) the reported amounts of revenues and expenses, (ii) the disclosure of contingent liabilities, (iii) the carrying value of property, plant, and equipment and the rate of amortization related thereto, and (iv) accounting for income taxes.  Estimates are evaluated on an on-going basis. The Company states its accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2007, contained herein. These estimates are based on information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could vary from those estimates under different assumptions or conditions.  The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•
Accruals are maintained for revenues, physician fees and other direct costs, salaries, benefits, and other costs.  Major accruals, revenues and expenses, relate to the accrual of revenue and expenses associated with staffing contracts.  These accruals are of a short duration; that is, revenues and expenses are generally known before financial statements are finalized.  Based on historical experience the accruals have proven accurate.  Should changes occur in the future, it may be necessary to revise accrual assumptions.

•
An allowance for doubtful accounts is maintained for estimated losses resulting from fraudulent claims made by patients, the inability of corporate customers to make required payments, or as a result of a dispute in the invoiced amount.  Fraudulent claims arise when patients seek medical care and provide an invalid health card for payment.  The introduction of electronic medical records services, which pre-screen patients prior to services being rendered, is rapidly diminishing the Company’s exposure to fraudulent claims by patients.  The Company determines the adequacy of its bad debt allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic and business conditions. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded allowances. As of December 31, 2007, the allowance for doubtful accounts was $40,946 (2006 - $23,203).

•
The Company is subject to various claims and legal actions in the ordinary course of business. These matters include breach of contract or similar matters arising from contractual disputes. The hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which the Company may become a party relating to services provided by its healthcare professionals. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with hospital and healthcare facility clients relating to these matters.  Material pending legal proceedings brought against the Company are described in Item 3, Legal Proceedings, above. The Company is unable to determine its potential exposure regarding these lawsuits at this time.  Similarly, other contingent liabilities pertaining to amounts potentially owing to government authorities exist.  The Company continues to evaluate the probability of an adverse outcome and will provide accruals for such contingencies as required. The Company is not aware of any other such pending or threatened litigation or similar contingency that is reasonably likely to have a material adverse effect on it. If the Company becomes aware of such claims against it, it will evaluate the probability of an adverse outcome and provide accruals, as required, at that time.

•
The Company is required to estimate the amount of tax payable for the current year and the future income tax assets and liabilities recorded in the financial statements accounts for future tax consequences of events that have been reflected in its financial statements.  Significant management judgment is required to assess the timing and probability of the ultimate tax impact.  The Company records valuation allowances on future tax assets to reflect the expected realizable future tax benefits.  Actual income taxes could vary from these estimates due to future changes in income tax law, changes in the jurisdictions in which the Company operates, the inability to generate sufficient future taxable income or unpredicted results from potential examinations or determinations of each year’s liability by the taxing authorities.  Valuation allowances primarily relate to potential future tax assets arising from accounting amortization claimed in excess of tax depreciation and tax losses carried forward.  Management must assess both positive and negative evidence when determining whether it is more likely than not that future tax assets will be recoverable in future periods.  Based on this assessment, a valuation allowance must be established where management has determined, based on current facts and reasonable assumptions, that such future tax assets will not likely be realized by the Company.  Realization is based on the Company’s ability to generate sufficient future taxable income.  The Company intends to maintain a valuation allowance against its future tax assets until sufficient positive evidence exists to support its reversal.  Changes in material assumptions can occur from period to period due to the aging of prior year’s losses, the cumulative effect of current period taxable income and other sources of positive and negative evidence.  If these changes in material assumptions were to provide sufficient positive evidence, The Company could record the net benefit of $2 million associated with non-capital loss carryforwards and tax pools of $5.8 million, or a portion thereof, as a recovery of income taxes in the period when realization becomes more likely than not and a corresponding increase in net future income tax assets.

•
The Company is required to make certain assumptions in determining the value of stock-based compensation. Management has applied the Black Scholes model for determining the value of stock-based compensation.  Inherent in the application of the Black Scholes model are certain assumptions with respect to the future payment of dividends, the risk free rate of return and volatility of the stock.  Based on these assumptions a charge to income is incurred when these instruments vest.  Actual experience could vary materially from the assumptions made by management.

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

Effective January 1, 2007 the Company adopted the CICA Handbook Section 1506 - “Accounting Changes”, which prescribes the criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies, changes in accounting estimates and corrections of errors.

For details of the specific accounting changes and related impacts, refer to Notes 3 and 17 in the audited consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued FASB No. 141R, Business Combinations (FASB 141R), which replaces FASB 141. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any non-controlling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FASB 141R could have an impact on its future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of FASB No. 141R.

In December 2007, the FASB issued FAS 160, which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, non-controlling interests will be measured at 100% of the fair value of assets acquired     and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders' equity. In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary. When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Under FAS 160,     accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. Early adoption is not permitted.

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

ITEM 9A(T):  CONTROLS AND PROCEDURES

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

The Company’s disclosure controls and procedures are designed to provide assurance of achieving their objectives, and the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining internal control over financial reporting.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December, 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment using the COSO criteria, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting: There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors, executive officers and key employees of the Company.

Name	Age	Position
Michael Sinclair	65	Chairman of the Board

Manfred Walt	55	Director

Jacob (Koby) Ofek	50	Director

Major General Lewis MacKenzie	70	Director

John Yarnell	79	Director

Sidney Braun	48	Director

Ramesh Zacharias	55	Chief Executive Officer and Director

Donald Ross	56	Vice President - Business Development

William J. Danis	52	Chief Financial Officer and Corporate Secretary

Name	Position	Principal Occupation and Positions Held
Michael Sinclair(1)	Chairman
Since 1990 Dr. Sinclair has been the Chairman of Sinclair Montrose Trust, a UK based investment company.  Dr. Sinclair has been involved in several healthcare staffing companies in North America and the United Kingdom.  Dr. Sinclair was Chairman and the largest individual Shareholder of Lifetime Company, a NYSE listed company.  Through his vision and leadership, Lifetime grew to the largest home healthcare provider in the US with about US $1.2 billion in revenues and over 70,000 nurses affiliated through its nationwide branches.  It was sold for more than US $600 million.

Manfred Walt (1)(2)(4)	Director
Since May 2002, Mr. Walt has been principally employed as President and Chief Executive Officer of Walt & Co. Inc., a private investment and management company and provides consulting services to various Paul Reichmann family entities and third parties. Mr. Walt is a director and consultant to Spectrum Seniors Housing Development Corp, the largest developer of assisted living facilities in Canada.  Mr. Walt is also a director of Killam Properties Inc. an publicly traded Atlantic Canada based apartment company. Mr. Walt was previously associated for 18 years in various capacities with Brookfield Asset Management Inc.

Jacob (Koby) Ofek(1)	Director
Mr. Ofek is a 20-year veteran of the recruitment and staffing industry and an owner and manager of such businesses since 1986.  Mr. Ofek is the Chairman of Oz Atid International Ltd.  Through the years he has recruited many thousands of workers, mainly from Eastern Europe.  Mr. Ofek has served as a director of the Company since May 2004.

Lewis MacKenzie(1)(2)(3)	Director
During his thirty-six years of military service in the infantry he served nine years in Germany with NATO forces and managed nine peacekeeping tours of duty in six different mission areas: the Gaza strip, Cyprus, Vietnam, Cairo, Central America and Sarajevo.  He retired from the forces in 1993 and in that same year received the prestigious Vimy Award for his outstanding contribution to the preservation of democratic values.  Since his retirement from the military, Lewis MacKenzie has regularly appeared on many of the international TV and radio networks as a commentator.  Following the attacks of September 11, 2001, General MacKenzie was appointed one of two advisors to the Government of Ontario on counter-terrorism and emergency measures.  He is a graduate of the Xavier Junior College of Sydney, Cape Breton and The University of Manitoba.  General MacKenzie has served as a director of the Company since December 2002.

John Yarnell(1)(2)(3)	Director
John Yarnell is the President of Yarnell Companies Inc.  Yarnell Companies Inc. is an investment and management services company formed in 1978 to invest and manage venture capital initiatives.  Mr. Yarnell is the founder and retired Chairman of the Quorum Group of companies and a former director and chairman of Poco Petroleum Ltd., Guard Inc., and Aluma Systems Inc.  He is a graduate of The University of Manitoba and Harvard Business School.  Mr. Yarnell has served as a director of the Company since December 2002.

Sidney Braun	Director
Sidney Braun is the President of ROMlight International Inc.  He was the President and COO of the Company from May 31, 2004, until his resignation on August 31, 2006.  For the three years prior to joining the Company, Mr. Braun was an exclusive subcontractor to Poalim/IBI, the largest investment bank in Israel, covering the European financial markets.  For the approximately two years prior to that, Mr. Braun was a representative for Raphael Zorn Helmsley, a UK investment bank.  Mr. Braun assisted in taking Israeli based companies public on the AIM in London, England.  Mr. Braun has served as a director of the Company since May 2004.

Ramesh Zacharias	Chief Executive Officer and Director
Dr. Ramesh Zacharias is the founder of Med-Emerg International Inc. He is a surgeon and leading expert in the design and delivery of emergency care. He has provided consulting services regarding the delivery of emergency care in Canada, the Caribbean, Saipan and Malaysia and provided management consulting services regarding the operation of medical clinics in Canada, the United States and Russia. Dr. Zacharias provides medical leadership to Med-Emerg International Inc.  Dr. Zacharias assumed the duties of President and COO on August 31, 2006, upon Mr. Braun’s resignation. Dr. Zacharias has served as a director of the Company since September 1983.

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
Mr. Danis has served as the Company’s Chief Financial Officer and Treasurer since May 2003. He is an experienced financial professional, bringing 25 years of operational and investment experience to his role at MedEmerg.  Prior to joining the company he was a founding partner of Greybrook Corporation, a private equity investment company.  Previously he held senior investment roles with Working Ventures Canadian Fund Inc. and Royal Trust Enterprise Capital. He left public accounting in 1985 to accept the position of Managing Director of an offshore subsidiary of Brookfield Asset Management Inc. (TSX:BAM.A).

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

Board Meetings Structure
The Board met eight times during the year ended December 31, 2007. No director who served during the 2007 fiscal year attended fewer than 85% of the meetings of the Board and of the committees of the Board of which he was a member.

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

Board Committees

The Board has a Compensation Committee, Corporate Governance and Nomination Committee and an Audit Committee.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer, and for administering the Company’s stock option plans. Members of the Compensation Committee are Dr. Sinclair and Messrs. Walt, Ofek, MacKenzie and Yarnell. The Compensation Committee met once in 2007.

The Corporate Governance and Nomination Committee is jointly tasked with developing and reviewing the Company’s approach to corporate governance issues, including the public disclosure of the Company’s corporate governance practices and to monitoring the Board’s succession plan for the Board of Directors, the CEO and other senior management.  The Committee is comprised of Messrs. MacKenzie and Yarnell. The Corporate Governance and Nomination Committee met three times in 2007.

The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent auditors and internal audit department evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The Audit Committee is comprised of three members: Messrs. Walt, MacKenzie and Yarnell. The Company believes that each member of the Audit Committee meets the independence criteria set out in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers and the rules of the and other requirements of the SEC. The Board of Directors has determined that Mr. Yarnell qualifies as an "audit committee financial expert" as defined in the rules of the SEC.  The Audit Committee met four times in 2007.

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

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all section 16(a) filing requirements were met during fiscal year 2007.

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth information for the fiscal year ended December 31, 2007 concerning compensation of (1) all individuals serving as principal executive officer during the fiscal year ended December 31, 2007, (2) all individuals serving as principal financial officer during the fiscal year ended December 31, 2007, and (3) the two other employees who were serving as executive officers as of December 31, 2007 and whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

				Stock	All Other
		Salary (1)	Bonus	Awards (2)	Compensation (3)	Total
Name and Principal Position	Year	$	$	$	$	$
Ramesh Zacharias
Chief Executive Officer	2007	350,000	-	-	-	350,000

Donald Ross
Vice President, Business Development	2007	162,000	-	-	-	162,000

William Danis
Chief Financial Officer and Treasurer	2007	176,000	-	-	-	176,000

1.	All amounts are in Canadian dollars.
2.	The Company granted performance based share options in 2004, 20% of which vested in 2007. The criteria underlying these performance options were not satisfied and no options were earned in the year.
3.	The Company co-pays for certain healthcare related benefits, which in aggregate were less than $5,000 for each of the Named Executive Officers.

Employment Agreements

Ramesh Zacharias
On February 6, 2006, the Company entered into a thirty-six (36) month employment agreement (the “Zacharias Agreement”) with Ramesh Zacharias providing for his continued service as its Chief Executive Officer and a member of the Board of Directors, which agreement is subject to automatic extension for successive two year terms, in certain circumstances. The Zacharias Agreement was effective as of May 31, 2004 and replaced Dr. Zacharias's prior employment agreement. Under the Zacharias Agreement, Dr. Zacharias is entitled to an annual base salary of Cdn$350,000, subject to increases in the sole discretion of the Compensation Committee. The Zacharias Agreement provided for the grant to Dr. Zacharias of 1,000,000 performance-based share options vesting 20% annually over five years.  The foregoing equity awards, together with stock options previously granted to Dr. Zacharias, currently represent approximately 1.4% of the Company's equity.

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

Donald Ross
On May 31, 2004, the Company entered into a thirty-six (36) month employment agreement (the “Ross Agreement”) with Donald Ross providing for his continued service as its Senior Vice President, Business Development. The Ross Agreement has been extended effective as of May 31, 2007 for a two-year term. Under the terms of the Ross Agreement, as extended, Dr. Ross is entitled to an annual base salary of Cdn$170,000, subject to increases in the sole discretion of the Compensation Committee. The Ross Agreement provided for the grant to Dr. Ross of 150,000 performance-based share options vesting 20% annually over five years.  The foregoing equity awards, together with stock options previously granted to Dr. Ross, currently represent less than 0.4% of the Company's equity.

The Ross Agreement provides Dr. Ross with termination benefits payments equal to the greater of nine (9) month’s salary or the amount of salary payable until the termination of the Ross Agreement.   Dr. Ross is subject to certain covenants under the Ross Agreement, including a non-competition covenant covering the term of his employment and an additional period of nine (9) months thereafter.

William Danis
On October 27, 2005, the Company entered into a thirty-six (36) month employment agreement (the “Danis Agreement”) with William Danis providing for his continued service as its Chief Financial Officer and Treasurer, which agreement is subject to automatic extension for successive two year terms, in certain circumstances. The Danis Agreement was effective as of May 31, 2004.  Under the Danis Agreement, Mr. Danis is entitled to an annual base salary of Cdn$176,000, subject to increases in the sole discretion of the Compensation Committee. The Danis Agreement provided for the grant to Mr. Danis of 150,000 performance-based share options vesting 20% annually over five years.  The foregoing equity awards, together with stock options previously granted to Mr. Danis, currently represent less than 0.4% of the Company's equity.

The Danis Agreement provides Mr. Danis with termination benefits payments equal to the greater of six (6) month’s salary or the amount of salary payable until the termination of the Danis Agreement.  Mr. Danis is subject to certain covenants under the Danis Agreement, including a non-competition covenant covering the term of his employment and an additional period of six (6) months thereafter.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - DECEMBER 31, 2007

		Option Awards			Stock Awards
						Market
					Number of	Value of
	Number of	Number of			Shares or	Shares or
	Securities	Securities			Units of	Units of
	Underlying	Underlying	Option		Stock that	Stock that
	Unexercised	Unexercised	Exercise		have not	Have Not
	Options	Options (5)	Price	Option	Vested	Vested
				Expiration
Name	# Exercisable	# Unexercisable	$	Date	#	$
Ramesh Zacharias	200,000	0	0.50	15/05/2008	-	-
	0	400,000(1)	0.115	31/08/2009	-	-

Sidney Braun	250,000	0	0.115	30/06/2009	-	-
	0	400,000(2)	0.115	31/08/2009	-	-

Donald Ross	100,000	0	0.50	15/05/2008	-	-
	0	60,000(3)	0.115	31/08/2009	-	-

William Danis	100,000	0	0.50	28/01/2009	-	-
	0	60,000(4)	0.115	31/08/2009	-	-

(1)
1,000,000 options were awarded on August 31, 2004.  The options vest 20% annually subject to specific earnings performance criteria, see note (5) below. The earnings criteria were not satisfied in 2005, 2006 or 2007.

(2)
1,000,000 options were awarded on August 31, 2004.  The options vest 20% annually subject to specific earnings performance criteria, see note (5) below. The earnings criteria were not satisfied in 2005, 2006 or 2007.

(3)
150,000 options were awarded on August 31, 2004.  The options vest 20% annually subject to specific earnings performance criteria, see note (5) below. The earnings criteria were not satisfied in 2005, 2006 or 2007.

(4)
150,000 options were awarded on August 31, 2004.  The options vest 20% annually subject to specific earnings performance criteria, see note (5) below. The earnings criteria were not satisfied in 2005, 2006 or 2007.

(5)	The unexercisable options are subject to certain performance criteria. For the options to be exercisable the following criteria shall first be met:
•	for each of the 12 month periods ending June 30, 2008 and 2009, the earnings per share (“EPS”) shall have increased at least 20% from the EPS in the preceding twelve month period; and
•	provided that the increase in EPS shall also be at least 20% higher than the highest EPS previously obtained for any 12 month period; and
•	there shall have been at least a US$2,000,000 increase in earnings before interest, depreciation and taxes per 12 month period, commencing July 1, 2004.

Potential Payments upon Termination or Change-in-Control
Except as described under the Employment Agreements, above, there are no payments or other obligations in the event of termination or change-in-control.

Director Compensation:

The following table sets forth information concerning the compensation of the directors for the fiscal year ended December 31, 2007:

	Fees
	Earned or
	Paid in	Option
	Cash	Awards	Total
Name (1)	$ (2)	$	$
Michael Sinclair	37,500	nil	37,500
Jacob (Koby) Ofek	37,500	nil	37,500
John Yarnell (3)	37,500	nil	37,500
Manfred Walt (4)	37,500	nil	37,500
Lewis MacKenzie	37,500	nil	37,500
Sidney Braun	37,500	nil	37,500

1.
Ramesh Zacharias is not included in the table because he is also a Named Executive Officer in the Summary Compensation Table above. He receives no additional compensation for his service as one of the directors.

2.	All amounts are in Canadian dollars.
3.	The Company pays Yarnell Companies Inc. for the services provided by Mr. Yarnell as a director.
4.	The Company pays Walt & Co. Inc. for the services provided by Mr. Walt as a director.

Compensation Committee Interlocks and Insider Participation:

The current members of the Compensation Committee are Messrs. Walt, Sinclair, Ofek, MacKenzie and Yarnell, none of whom are employees and each of Messrs. Walt, Ofek, MacKenzie, and Yarnell are considered independent directors. No executive officer of the Company (i) served as a member of the of the compensation committee (or other board committee performing similar functions or in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (ii) served as a director of another entity one of whose executive officers served on the Company’s Compensation Committee or (iii) served as a member of the compensation committee (or other board committee performing similar functions or in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2008 certain information with respect to stock ownership of (i) each Named Executive Officer and director of the Company; (ii) each person known by the Company to be a beneficial owner of 5% or more of its outstanding common shares; (iii) all directors and executive officers of the Company as a group.

	Common	Percentage
Name of beneficial owner	Shares (1)(2)	of Class
Ramesh Zacharias, CEO and Director(4)	2,846,272	4.87%

Sidney Braun, Director (5)	1,575,956	2.33%

William Danis, CFO and Corporate Secretary (6)	100,000	0.15%

Donald Ross, Vice President, Business Development (6)	100,000	0.15%

Michael Sinclair, Chairman (7)	6,631,209	9.84%

Walt & Co. Inc. (8)	4,616,418	6.86%

Jacob (Koby) Ofek, Director (9)	16,737,023	24.63%

John Yarnell, Director (10)	150,000	0.22%

Lewis MacKenzie, Director (10)	150,000	0.22%

BXR1 Holdings Inc. (11)	6,954,628	10.34%

David Kassie (12)	4,636,418	6.89%

H. T. Ardinger	4,101,500	7.03%

Calian Technologies Inc	8,750,000	11.55%

All Officers and Directors as a group (13)	32,906,878	49.27%

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

(3)
In connection with a private placement of the Company’s securities and related transactions that were completed in June 2004, the Company issued, to the investors and to its Chief Executive Officer, in his capacity then as a holder of preferred shares that were converted in connection with the private placement, warrants to purchase up to 13,518,750 of its Common Shares.  The warrants were comprised of 11,587,500 series A warrants (the “A Warrants”), issued to the investors and 1,931,250 series B warrants (the “B Warrants”) issued to the Company’s Chief Executive Officer. The Class A and Class B warrants were issued to enable the holders thereof to maintain their then pro-rata equity positions in the Company. The exercise of the A Warrants and B Warrants is conditional upon the exercise of options and warrants that were outstanding at such time (the “Pre-existing Options and Warrants”). For each Common Share issued upon exercise of a Pre-Existing Option and Warrant, the holder of an A Warrant is entitled to exercise its A Warrant for three (3) Common Shares, at a per share exercise price equal to that of the Pre-existing Option and Warrant that was exercised. For each Common Share issued upon exercise of a Pre-Existing Option and Warrant, the holder of a B Warrant is entitled to exercise its B Warrant for one-half (1/2) Common Shares, at a per share exercise price equal to that of the Pre-existing Option and Warrant that was exercised.  All of the then Pre-existing Options and Warrants were priced at either $0.50 or $1.00 per share. The exercise period of the A Warrants and B Warrants corresponds to the exercise period of the Pre-existing Option and Warrant to which such A and B Warrants relate.

(4)
Includes (i) 200,000 common shares issuable upon exercise of stock options, (ii) 5,000,000 common shares held of record by 1245841 Ontario Inc., an Ontario corporation (“1245841 Ontario Inc.”), and (iii) 442,500 common shares issuable upon exercise of B Warrants issued in June 2004 to 1245841 Ontario Inc. As an officer, director and 50% owner of 1245841 Ontario Inc., Mr. Zacharias may be deemed to be a beneficial owner of the common shares and B Warrants held of record by that company. Mr. Zacharias shares voting and investment power over the common shares and B Warrants held of record by 1245841 Ontario Inc. with his wife, Victoria Zacharias. Mr. Zacharias disclaims beneficial ownership of the common shares and B Warrants held of record by 1245841 Ontario Inc.

(5)	Includes (i) 250,000 common shares issuable upon exercise of stock options; and (ii) 75,956 common shares issuable upon exercise of A Warrants.

(6)	Represents common shares issuable upon exercise of stock options.

(7)
Includes (i) 379,860 common shares issuable upon exercise of A Warrants issued in June 2004 to Sinclair Montrose Trust Ltd. (the “Trust”).  As Chairman of the Trust, Mr. Sinclair may be deemed to be a beneficial owner of the common shares and A Warrants held of record or beneficially owned by the Trust.

(8)
Represents (i) 4,350,827 common shares held by Walt & Co Inc. (“Walt & Co.”) and (ii) 265,591 common shares issuable upon exercise of A Warrants issued in June 2004 to Walt & Co.  As President and Chief Executive Officer of Walt & Co., Mr. Walt may be deemed to be a beneficial owner of the common shares and A Warrants held of record by that company.

(9)	Includes (i) 958,758 common shares issuable upon exercise of A Warrants issued in June 2004.

(10)	Represents common shares issuable upon exercise of stock options.

(11)	Includes 398,387 common shares issuable upon exercise of A Warrants issued in June 2004.

(12)	Includes 265,591 common shares issuable upon exercise of A Warrants issued in June 2004.

(13)	See footnotes (3) through (9) above.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders Plan A	1,335,000	0.406	10,316,539
Equity compensation plans not approved by security holders Plan B	920,000(1)	0.115	0
Totals	2,255,000	0.287	9,030,539

(1) These options were issued to members of the management team: Dr. Zacharias (400,000), Mr. Braun (400,000), Dr. Ross (60,000) and Mr. Danis (60,000).  All of these options are subject to certain earnings hurdles, as determined by the Compensation Committee; they vest 20% per annum over five years and are exercisable until 2009.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions between the Company and any of its officers, directors or 5% or greater shareholders required to be reported hereunder, except for payments to a company controlled by a director, totaling $nil (2006 - $31,743) for administrative fees.  The Company believes all previous transactions between the Company and its officers, directors or 5% stockholders, and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. The Company presents all proposed transactions with affiliated parties to the Board of Directors for its consideration and approval. Any such transaction is approved by a majority of the disinterested directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid to the Company’s independent auditor, Schwartz Levitsky Feldman LLP during fiscal years 2006 and to Grant Thornton LLP in the fiscal years 2006 and 2007.

AUDIT AND NON-AUDIT FEES (Cdn$):

	2007	2006
Audit fees (1)	$129,500	$82,949
Audit related fees (2)	27,600	3,527
Tax fees (3)	NIL	NIL
All other fees (4)	NIL	NIL

Total	$157,100	$86,476

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, quarterly review of consolidated financial statements included in the Company’s Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit related fees include professional services related to the audit of the Company’s consolidated financial statements and consultation on accounting standards or transactions .
(3)	Tax fees were NIL in 2007 and for 2006.
(4)	Other fees were NIL in 2007 and for 2006.

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

3.      EXHIBITS.

3.1	Certificate of Incorporation and Amendments thereto of the Company. (1)
3.2	By-laws of the Company. (1)
4.1	Form of Warrant Agreement. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
10.1	1997 Stock Option Plan. (1)+
14.1	Code of Ethics.*
21	Subsidiaries of the Company*
23.1	Consent Letter - GRANT THORNTON LLP*
23.2	Consent Letter - SCHWARTZ LEVITSKY FELDMAN LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.*

+	Management agreement
*	Filed herewith.
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
DATE: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Sinclair	/s/ Jacob (Koby) Ofek
Michael Sinclair	Jacob (Koby) Ofek
Chairman of the Board	Director
DATE: March 28, 2008	DATE: March 28, 2008

/s/ Ramesh Zacharias	/s/ Lewis MacKenzie
Ramesh Zacharias	Lewis MacKenzie
Director, Chief Executive Officer	Director
DATE: March 28, 2008	DATE: March 28, 2008

/s/ John Yarnell	/s/ Manfred Walt
John Yarnell	Manfred Walt
Director	Director
DATE: March 28, 2008	DATE: March 28, 2008

/s/ Sidney Braun	/s/ William J Danis
Sidney Braun	William J Danis
Director	Chief Financial Officer
DATE: March 28, 2008	DATE: March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Med-Emerg International Inc.

We have audited the balance sheets of Med-Emerg International Inc. (an Ontario corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, deficit, comprehensive income (loss) and accumulated other comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Med-Emerg International Inc. as of and for the year ended December 31, 2005 were audited by other auditors.  Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 8, 2006, except for note 4 which is as of April 16, 2007 and note 18 which is as of March 26, 2008.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Med-Emerg International Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from generally accepted accounting principles in the United States of America.  Information relating to the nature of such differences is presented in Note 17 to the consolidated financial statements.

Mississauga, Canada	/s/ GRANT THORNTON LLP
March 24, 2008	Chartered Accountants
Licensed Public Accountants

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years ended December 31, 2005, 2004 and 2003 in accordance with Canadian generally accepted accounting principles which differ in certain respects from generally accepted accounting principles in the United States (refer to note 17).

Toronto, Ontario, Canada	/s/ SCHWARTZ LEVITSKY FELDMAN LLP
March 8, 2006 (except for note 4 which is
as of April 16, 2007 and note 18 which is	Chartered Accountants
as of March 26, 2008)	Licensed Public Accountants

Med-Emerg International Inc.
Consolidated Balance Sheets
As at December 31, 2007 and December 31, 2006
(in US$)

	December 31	December 31
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$2,291,005	$4,028,128
Accounts receivable (Note 5)	3,149,967	2,497,610
Prepaid expenses and other	525,978	76,045
Discontinued operations (Note 4)	-	463,870
	5,966,950	7,065,653

Property, plant and equipment (Note 6)	1,314,849	597,543
Goodwill (Note 7)	237,596	237,596
Other intangible assets (Note 7)	9,152	-
	$7,528,547	$7,900,792

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,506,416	$2,084,030
Deferred revenue	247,189	-
Current portion of long-term debt (Note 8)	445,026	189,031
Discontinued operations (Note 4)	296,007	880,373
	3,494,638	3,153,434
Long-term liabilities
Long-term debt (Note 8)	-	453,369
Discontinued operations (Note 4)	-	280,873
Redeemable, convertible Series I Special shares (Note 9(a))	3,153,689	2,589,159
	3,153,689	3,323,401
	6,648,327	6,476,835
Commitments (Note 14)
Contingent liabilities (Note 15)
SHAREHOLDERS' EQUITY
Capital stock (Note 9)	16,420,668	16,420,668
Contributed surplus (Note 10)	3,106,792	3,106,792
Deficit	(17,949,550)	(17,253,951)
Accumulated other comprehensive income	(697,690)	(849,552)
	880,220	1,423,957
	$7,528,547	$7,900,792

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Deficit
For the Years Ended December 31, 2007, 2006 and 2005
(in US$)

	December 31	December 31	December 31
	2007	2006	2005
Balance, beginning of year, as previously reported	$(17,253,951)	$(18,077,662)	$(17,221,105)

Financial instruments - recognition and measurement (Note 3(l))	16,972	-	-

Balance, beginning of year	(17,236,979)	(18,077,662)	(17,221,105)

Net income (loss) attributable to common shareholders	(712,571)	823,711	(856,557)

Balance, end of year	$(17,949,550)	$(17,253,951)	$(18,077,662)

Med-Emerg International Inc.
Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
For the Years Ended December 31, 2007, 2006 and 2005
(in US$)

	December 31	December 31	December 31
	2007	2006	2005
Net income (loss) attributable to common shareholders	$(712,571)	$823,711	$(856,557)
Other comprehensive income (loss)
Change in cumulative translation adjustment	151,862	(56,665)	7,904

Comprehensive income (loss) for the year, attributable to common shareholders	$(560,709)	$767,046	$(848,653)

Accumulated other comprehensive loss, beginning of year	$(849,552)	$(792,887)	$(800,791)

Other comprehensive income (loss)	151,862	(56,665)	7,904

Accumulated other comprehensive loss, end of year	$(697,690)	$(849,552)	$(792,887)

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations
For the Years Ended December 31, 2007, 2006 and 2005
(in US$)

	December 31	December 31	December 31
	2007	2006	2005
Revenue	$21,668,567	$17,716,778	$13,785,449
Physician fees and other direct costs	15,189,341	12,774,491	10,292,966
	6,479,226	4,942,287	3,492,483
Expenses
Salaries and benefits	3,881,514	2,795,130	2,229,625
General and administration	1,817,157	1,267,709	909,397
Occupancy costs and supplies	778,438	459,608	407,134
Travel and marketing	381,273	261,244	239,621
	6,858,382	4,783,691	3,785,777

Income/(loss) before undernoted items	(379,156)	158,596	(293,294)

Interest (income) expense, net of bank charges	(84,822)	(60,711)	19,868
Interest on long-term debt	123,330	68,011	41,999
Amortization of property, plant, and equipment	377,144	231,721	243,413
Interest expense on financial liability carried at amortized co	15,723	-	-
Gain on renegotiation of notes payable (Note 8)	-	(146,387)	-
Stock-based compensation expense	-	93,391	370,881
	431,375	186,025	676,161
Loss before discontinued operations	(810,531)	(27,429)	(969,455)
Discontinued operations
Net income from discontinued operations (Note 4)	97,960	851,140	112,898
Net income (loss) attributable to common shareholders	$(712,571)	$823,711	$(856,557)
Net income (loss) per common share, basic and fully diluted
Continuing operations	$(0.014)	$(0.000)	$(0.017)
Discontinued operations	$0.001	$0.014	$0.002
	$(0.013)	$0.014	$(0.015)
Weighted average common shares and share equivalents, diluted	58,277,696	58,277,696	58,277,696

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(in US$)

	December 31	December 31	December 31
	2007	2006	2005
Cash Flows from (used in) Operating Activities
Net income/(loss) before discontinued operations	$(810,531)	$(27,429)	$(969,455)
Adjustments for:
Amortization of property, plant and equipment	377,144	231,721	243,413
Non-cash gain on renegotiation of notes payable	-	(146,387)	-
Interest expense on financial liability carried at	15,723	-	-
Stock-based compensation expense	-	93,391	370,880
Accretion of expense on Series I Shares	101,342	48,124	-
	(316,322)	199,420	(355,162)

Decrease in non-cash working capital components (Note 13)	(324,348)	(259,859)	(174,923)
Discontinued operations (Note 4)	(385,530)	797,075	(946,239)
	(1,026,200)	736,636	(1,476,324)
Cash Flows from (used in) Investing Activities
Additions to property, plant, and equipment	(942,328)	(419,344)	(183,089)
Additions to other intangible assets	(8,446)	-	-
Discontinued operations (Note 4)	-	-	300
	(950,774)	(419,344)	(182,789)
Cash Flows from (used in) Financing Activities
Issuance of redeemable, convertible Series 1 Shares	-	3,106,554	-
Repayment of long-term debt	(193,375)	-	-
	(193,375)	3,106,554	-

Effect of foreign currency exchange rate changes on
cash and cash equivalents	433,226	(56,665)	7,904
Increase (decrease) in cash and cash equivalents	(1,737,123)	3,367,181	(1,651,209)
Cash and cash equivalents, beginning of the year	4,028,128	660,947	2,312,156
Cash and cash equivalents, end of the year	$2,291,005	$4,028,128	$660,947

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC.
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

1.        ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MedEmerg”, or the “Company”) provides quality healthcare solutions to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations are carried out in four units: Staffing Solutions, Pain Management Services, Infusion Services and Healthcare Consulting.  Prior to 2005 the Company was also involved in the Government Healthcare Services (including Department of National Defence “DND”). See Discontinued Operations - Note 4.

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At December 31, 2007, the Company had about 40 physician and nurse staffing contracts in approximately 30 facilities across Ontario.

Pain Management Services operate eleven pain management centers in Ontario and Nova Scotia through its wholly-owned subsidiary, CPM Health Centres Inc.  CPM has developed a standardized approach to the treatment of chronic pain, using an integrated multi-disciplinary approach including anesthetists and ER physicians, amongst others.

The Infusion Services division provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario

MedEmerg provides Healthcare Consulting services to select Canadian private and public institutions on issues related to a variety of healthcare topics.

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

2.        BASIS OF PRESENTATION

The accompanying audited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These consolidated financial statements consolidate the accounts of MedEmerg and all of its wholly-owned subsidiaries: Med-Emerg Inc., Med-Emerg Elmvale Clinic Inc., and CPM Health Centres Inc.

Significant intercompany accounts and transactions have been eliminated on consolidation.

The consolidated financial statements are expressed in U.S. dollars for the benefit of U.S. readers. Differences between Canadian and United States GAAP are described in note 17.

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period.  Significant areas requiring the use of estimates relate to:  (i) the reported amounts of revenues and expenses, (ii) the disclosure of contingent liabilities, (iii) the carrying value of property, plant, and equipment and the rate of amortization related thereto, (iv) stock-based compensation; (v) accounting for income taxes; and (vi) the annual test for impairment in goodwill.  Actual results could differ from those estimates. When adjustments become necessary, those adjustments are reported in earnings in the period in which they become known.

(b)           Long-term investments

Investments are accounted for at cost when the conditions for equity accounting are not present and on the equity basis when significant influence exists.  A loss in value of an investment is expensed when such decline is considered to be other than temporary.

(c)           Property, plant, and equipment

Property, plant, and equipment are recorded at cost and are amortized over their estimated useful lives at the undernoted rates and methods:

Furniture and fixtures	20%	Declining balance
Computer software	30%	Declining balance
Computer hardware	30%	Declining balance
Leasehold improvements	lesser of lease term
	or 3-5 years	Straight-line

(d)           Goodwill and other intangible assets

Goodwill is the excess of the purchase price of an acquired business over the fair value of the underlying net identifiable assets. Goodwill is not amortized but rather is tested for impairment on an annual basis.

Other intangible assets include trademarks and other intellectual property that is identifiable, measurable and determined to have future economic benefit to the Company.  Other intangible assets are measured at cost.  These assets are not amortized but rather are tested for impairment on an annual basis.

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

MedEmerg meets the six tests identified for each of its service offerings.  Accordingly, revenue is reported on a gross basis for all business units.

The following is a description of MedEmerg’s revenue recognition policies for each of its significant business units.

(1) Staffing Solutions:

Revenue is reported on a gross basis.

MedEmerg acts as a principal in providing these services. MedEmerg (a) negotiates the price of these services with its customers; and (b) contracts with emergency room physician and nursing personnel to provide these services to healthcare facilities.  MedEmerg recruits, schedules and bills the customer for the services provided and bears the risk of non-payment.

Contracts are both fee-for-service and fixed monthly contracts.  Contracts are negotiated annually and are cancelable by either party on 60 days notice.

Revenue is recognized as services are delivered, and when there is reasonable assurance of collection.

(2) Pain Management Services:

Revenue is reported on a gross basis.

The Company acts as the principal in providing pain management treatments to patients in its clinics.  MedEmerg recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

Revenue is recognized as services are delivered, and when there is reasonable assurance of collection.

(3) Infusion Services:

Revenue is reported on a gross basis.

Under contract with Schering, MedEmerg acts as the coordinator for the community-based infusion of certain medications for the treatment of patients with rheumatoid arthritis, Crohn’s disease and certain other inflammatory diseases.  MedEmerg recruits, schedules and bills the customer for the services provided and encounters credit risk in the event of non-payment.

Revenue is recognized as services are delivered, and when there is reasonable assurance of collection.

(4) Healthcare Consulting:

Revenue is reported on a gross basis.

MedEmerg has been retained by several provincial governments to advise on a variety of issues related to primary care staffing, training and integrated service delivery models. MedEmerg also advises several aboriginal communities with regards to healthcare service issues.

Revenue is recognized over the life of each contract based on proportional performance as indicated by the achievement of milestones specified in the contract, and when there is reasonable assurance of collection.  Deferred revenues will arise when billings exceed amounts earned under the contract.

The profitability on individual contracts is monitored on a regular basis and any expected losses on completion are accrued in the period that a loss is determined to be likely.

 (g)           Income taxes

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

(h)           Cash and cash equivalents

Cash and cash equivalents consists of cash on hand and short-term, liquid investments with maturities less than three months.

 (i)           Foreign currency translation

The Company maintains its books and records in Canadian dollars.  The consolidated financial statements are converted to U.S. dollars as the Company is a reporting issuer in the United States of America.  The translation method used is the current rate method.  Under the current rate method all assets and liabilities are translated at the current rate prevailing at the balance sheet date, shareholders’ equity (deficit) is translated at historical rates and all income and expense items are translated at average rates for the year.  Due to the fact that items in the consolidated financial statements are being translated at different rates according to their nature, a translation adjustment is created.  This translation adjustment has been included in shareholders’ equity as accumulated other comprehensive income.

(j)           Stock-based compensation expense

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

(k)           Income / loss per share attributable to common shareholders

Basic income / loss per share attributable to common shareholders is computed by dividing the net income / loss attributable to common shareholders before and after discontinued operations over the weighted average number of common shares outstanding for the period, including contingently issuable shares where the contingency has been resolved.  Diluted income per share is computed using the number of shares that would have been outstanding during the period had all potential common shares been issued at the beginning of the period, or when the underlying management options, Series I Shares, or warrants were granted or issued.  Diluted loss per share is not calculated when the effect is anti-dilutive.

(l)       Changes in Accounting Policies

(1) Financial instruments - recognition and measurement

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

The Company has made the following classifications:

	Cash and cash equivalents are classified as financial assets held for trading and are measured at fair value. Gains and losses related to periodic revaluation are recorded in net income.
	Accounts receivable are classified as loans and receivables and are initially measured at fair value and subsequently measured at amortized cost using the effective interest rate method.

Accounts payable and accrued liabilities and long-term debt are classified as other liabilities and are initially measured at fair value and subsequently measured at amortized cost using the effective interest rate method.

	The liability portion of the Series I Special Shares are classified as other liabilities and are recorded at amortized cost using the effective interest rate method.

The adoption of this Section was done retroactively without restatement of the consolidated financial statements of prior periods. As at January 1, 2007, the impact on the consolidated balance sheet of measuring the financial assets and liabilities using the effective interest rate method was a decrease in accounts payable and opening deficit of $16,972.

(2) Comprehensive income

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

(3) Equity

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

(4) Hedges

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

(5) Accounting changes

On January 1, 2007, the Company adopted Section 1506 of the CICA Handbook - “Accounting Changes”,.  The recommendations of this Section prescribe the criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies, changes in accounting estimates and corrections of errors.

The Company determined that the only impact of the adoption of Section 1506 were the additional disclosures provided herein.

(m)    Recent Pronouncements in Accounting Standards

(1) Going concern

CICA Handbook Section 1400, “General Standards of Financial Statement Presentation”, was amended to include the requirements for assessing and disclosing an entity’s ability to continue as a going concern from International Financial Reporting Standard IAS 1.

This Section is applicable to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008, with earlier adoption encouraged. The Company will adopt this Section in fiscal 2008 but this will not have an impact on the financial statement disclosures as the Company is currently complying with this requirement.

(2) Capital disclosure

CICA Handbook Section 1535, “Capital Disclosures”, requires disclosure about capital and is harmonized with recently amended International Financial Reporting Standard IAS 1.  The standard is applicable to all entities, regardless of whether they have financial instruments.

Entities are required to disclose information about its objectives, policies and processes for managing capital, as well as its compliance with any externally imposed capital requirements, where they may exist.

This Section is applicable to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007, with earlier adoption encouraged. The Company will adopt this Section in fiscal 2008.

(3) Inventories

CICA Handbook Section 3031, “Inventories”, replaces CICA Handbook Section 3030, “Inventories”, and provides the Canadian equivalent to International Financial Reporting Standard IAS 2.

This Section provides guidance on the determination of cost, including allocation of overheads and other costs to inventory. Further, under this Section, when the circumstances that previously caused inventories to be written down below cost no longer exist or when there is clear evidence of an increase in net realizable value because of changed economic circumstances, the amount of the write-down is reversed . This Section also includes expanded disclosure requirements.

This Section applies to interim and annual financial statements for fiscal years beginning on or after January 1, 2008. The Company will adopt this Section in fiscal 2008.

The impact that this Section will have on the Company’s financial position and results of operations is not known.

(4) Goodwill and other intangible assets

CICA Handbook Section 3064, “Goodwill and Intangible Assets”, replaces CICA Handbook Section 3062, “Goodwill and Other Intangible Assets”.

This Section establishes standards for the recognition, measurement, presentation and disclosure of goodwill and intangible assets. Certain items are specifically excluded from the scope of the Section including the initial recognition, measurement and disclosure of goodwill and intangible assets acquired in a business combination, the establishment of a new cost basis for intangible assets as part of a comprehensive revaluation, intangible assets held by an entity for sale in the ordinary course of business, non-current intangible assets classified as held for sale or included in a disposal group that is classified as held for sale, etc.

Rights under licensing agreements for items such as patents and copyrights are within the scope of this Section. This Section also applies to, among other things, expenditure on advertising, training, start-up and research and development activities.

This Section applies to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008. Earlier adoption is encouraged. The Company will adopt this Section in fiscal 2008 but this will not have an impact on the financial statements as the Company is currently complying with this requirement.

(5) Financial instruments - disclosures

CICA Handbook Section 3862, “Financial Instruments - Disclosures” replaces the disclosure requirements of previous Section 3861 “Financial Instruments - Disclosure and Presentation” and converges with International Financial Reporting Standard IFRS 7. This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007. The Company will adopt this Section in fiscal 2008.

(6) Financial instruments - presentation

CICA Handbook Section 3863, “Financial Instruments - Presentation” is consistent with previous CICA Handbook Section 3861, “Financial Instruments - Disclosure and Presentation” which was based on International Financial Reporting Standard IAS 32.This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007. The Company will adopt this Section in fiscal 2008.

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

In May 2007 the Company signed a Settlement and Release Agreement with respect to amounts owing between the Company and PWGSC.  Except for the GST obligation referenced below, no further amounts are owed to or by the Company, with respect to the DND Contract.

In January 2005 the Company launched a lawsuit against the winning bidder of the New Contract and a former employee of the Company. In July 2006, the Company settled outstanding litigation regarding the loss of the DND contract.  Pursuant to the settlement, the Company received $1.8 million (CDN$2.0 million) and the litigants exchanged full and final releases. Proceeds of the settlement, net of expenses of approximately $570,000 (CDN$630,000), were recorded as income from Discontinued Operations by the Company in 2006.

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

Ownership of two of the family medical clinics sold in 2003 reverted to the Company in 2005.  During the fourth quarter of 2006 the decision was taken to dispose of these assets.  Effective August 1, 2007, one of these clinics was sold.   The second clinic was sold effective December 31, 2007.

For the year ended December 31, 2007 the Company reported a loss from its Family Medical Clinics of $178,643 compared to a loss of $378,116 for the year ended 2006 and a loss of $31,105 in the year ended 2005.  Included in the 2006 loss are operating losses of $253,943 and amounts totaling $124,173 regarding the write-off of amounts due from AIM.  The operating losses decreased in 2007 because the Company sold the clinic in Calgary, Alberta, effective August 1, 2007.  The Calgary clinic had been the source of most of the operating losses.

	Year Ended December 31
	2007	2006	2005
Revenue	$896,828	$1,061,924	$12,130,365
Physician fees and other direct costs	317,279	404,525	10,934,944
Gross margin	579,549	657,399	1,195,421
Operating, general and administrative expenses	489,793	1,035,516	1,082,523
Interest and other income	(8,204)	(1,229,257)	-
Income from discontinued operations	$97,960	$851,140	$112,898

Results of discontinued operations for 2005 have been adjusted to reflect the impact of the decision taken in November 2006 to discontinue the Family Medical Business.  The adjustment had the following impact on the 2005 results:

	Twelve Months to Dec 31, 2005
	(as previously
	reported)	(as adjusted)
Revenue	11,523,166	12,130,364
Physician fees and other direct costs	10,549,299	10,934,944
Gross margin	973,867	1,195,420

Operating, general and administrative expenses	724,233	976,893
Amortization	38,296	38,296
Other expenses	67,333	67,333

Income from discontinued operations	144,005	112,898

The summarized balance sheets for the Discontinued Operations are as follows:

	December 31,	December 31,
	2007	2006
Assets
Current
Cash	-	1,755
Accounts receivable	-	462,115
	-	463,870
Liabilities
Current	-	-
Accounts payable and accrued liabilities	296,007	880,373
Long-term debt	-	280,873
	296,007	1,161,246
Net liabilities	296,007	697,376

The accounts payable and accrued liabilities pertains to the Goods and Services Tax (“GST”) which is payable over a period of five years, as per an agreement between the Company and the Canada Revenue Agency (“CRA”).  The GST obligation arose on revenues associated with the DND contract.  An amount of $30,264 (CDN$30,000) is payable monthly and is reviewable every six months. As at December 31, 2006, the long-term portion of this obligation was recorded as long-term debt. The CRA has the right to register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

5.	ACCOUNTS RECEIVABLE

	2007	2006
Trade receivable	$3,190,913	$2,520,813
Allowance for doubtful accounts	(40,946)	(23,203)

	$3,149,967	$2,497,610

6.        PROPERTY, PLANT AND EQUIPMENT

	2007			2006
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net

Furniture and fixtures	$794,127	$374,647	$419,480	$447,009	$229,436	$217,573
Computer software	726,062	626,949	99,113	539,434	486,866	52,568
Web development	61,479	-	61,479	-	-	-
Computer hardware	811,983	696,814	115,169	648,616	550,721	97,895
Leasehold improvements	1,037,745	418,137	619,608	432,154	202,647	229,507

	$3,431,396	$2,116,547	$1,314,849	$2,067,213	$1,469,670	$597,543

7.        GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill amounting to $237,596 arose from the acquisition of the business of the Scarborough Pain Clinic in November 2004. The net purchase price was set at $204,026 plus $39,938 being the fair value of the 100,000 options granted to Dr. Lorne Greenspan, the former owner and operator of the clinic, using the Black Scholes option pricing model. The fair value of the property, plant and equipment acquired was estimated to be $6,368, and the balance of $237,596 was recorded as goodwill. The net cash outflow for goodwill was $197,658 ($237,596 less non cash expense of $39,938). The Company has determined that there was no impairment in the value of the goodwill as at December 31, 2007.

Other intangible assets are comprised of trademarks acquired or renewed by the Company in 2007.  The Company has determined that there was no impairment in the value of the intangible assets as at December 31, 2007.

8.       LONG-TERM DEBT

Long-term debt is comprised of the following:

	2007	2006
Notes payable	$445,026	$642,400
Less: current portion	445,026	189,031
	$-	$453,369

On November 1, 2006, two unsecured promissory notes in the aggregate principal amount of $599,991, along with accrued interest payable in the amount of $213,500, became due.  Effective November 1, 2006, the notes were restructured as follows:

(i)           A note in the principal amount of $299,995 and accrued interest thereon was settled through an agreement to pay a total of $280,000 in eight (8) quarterly payments of $35,000 over two years commencing November 1, 2006, without interest.  This settlement resulted in recognition of a gain of $146,387 which is recorded in earnings for 2006.  Of the total obligation at December 31, 2007, all $105,000 is due within 12 months and is classified in the current liabilities section of the balance sheet.

(ii)           A note in the principal amount of $299,995 was extended to November 1, 2008.  Accrued interest payable at November 1, 2006 of $106,750 was settled through an agreement to pay this amount in eight (8) quarterly payments of approximately $13,350, over two years, commencing November 1, 2006.  The note continues to bear interest at 7% per annum. MedEmerg may pay the principal amount and accrued interest at any time until maturity by way of cash or common stock or a combination of cash and common stock at the discretion of the Company. Of the total obligation of $340,026 at December 31, 2007, all of this obligation is due within twelve months and is classified in the current liabilities section of the balance sheet.

9.	CAPITAL STOCK

Authorized
Unlimited number of the following classes of shares and warrants:
Preferred shares, voting, non-redeemable, non-retractable, having a cumulative dividend of US$0.27 per share payable by cash or shares at the option of the company, convertible to common shares
Class "A", redeemable, retractable, non-cumulative preferred shares;
Class "B", redeemable, retractable, non-cumulative preferred shares;
Special shares, issuable in series, with rights, privileges and restrictions to be fixed by the directors;
Common shares
Common shares purchase warrants
Class A and B Warrants

	2007	2006
58,277,696 Common shares ( 2006 and 2005 - 58,277,696 shares)	$15,938,625	$15,938,625
2,655,000 Class A Warrants (2006 - 2,955,000)	-	-
442,500 Class B Warrants (2006 - 492,500)	-	-
Equity component of 8,750,000 Series I Special Shares (a)	482,043	482,043
	$16,420,668	$16,420,668

	Common Shares
	Number	Amount
Balance December 31, 2007, 2006 and 2005	58,277,696	$15,938,625

	Series I Special Shares
	Number	Amount
Balance December 31, 2005	-	$-
Issued during the year	8,750,000	3,106,554
Balance recorded as (equity)		(482,043)
Balance recorded as liability		2,624,511
Accretion of expense on Series I Special Shares		48,124
Effect of foreign currency translation		(83,476)
Balance December 31, 2006	8,750,000	2,589,159
Accretion of expense on Series I Special Shares		101,342
Effect of foreign currency translation		463,188
Balance December 31, 2007	-	$3,153,689

	Share Purchase Warrants ( c )
	Number	Amount
Balance December 31, 2005	1,437,500	$106,111
Expired during the year, reclassified to contributed surplus	(1,437,500	(106,111)
Balance December 31, 2006	-	$-

	Class A Warrants (d)
	Number	Amount
Balance December 31, 2005	11,587,500	$-
Expired during the year	8,632,500	-
Balance December 31, 2006	2,955,000	-
Expired during the year	300,000	-
Balance December 31, 2007	2,655,000	$-

	Class B Warrants (d)
	Number	Amount
Balance December 31, 2005	1,931,250	$-
Expired during the year	1,438,750	-
Balance December 31, 2006	492,500	-
Expired during the year	50,000	-
Balance December 31, 2007	442,500	$-

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

As at December 31, 2007 total options outstanding of 2,255,000 are comprised of 1,335,000 granted under Plan A and 920,000 granted under Plan B.  No stock options were issued during the years ended December 31, 2007 and 2006.  The following options were granted in 2005:

					Black Scholes Assumptions
					Risk free	Expected	Expected	Expected
Grant Date	Quantity	Option Price	Expiry	Fair Value	rate	life	volatility	dividends	Notes
Aug-05	100,000	$0.30	Aug-10	$16,921	3.55%	5 yrs	88%	NIL	(1)

Note (1): These options were granted where exercise price exceeds market price on grant date

The 100,000 options issued in 2005 were issued under Plan A.  They vested immediately and are exercisable until August 2010.

The following summarizes options outstanding as at December 31, 2007, 2006 and 2005 and activity for the years then ended:

	Option price	Number of Shares
Expiry date	per share	2007	2006	2005
Apr-06	$0.50			1,440,000
Jun-07	$1.00		100,000	100,000
May-08	$0.50	785,000	785,000	785,000
Jan-09	$0.50	100,000	100,000	100,000
Jun-09	$0.115	1,170,000	1,630,000	2,090,000
Nov-09	$1.00	100,000	100,000	100,000
Aug-10	$0.30	100,000	100,000	100,000
		2,255,000	2,815,000	4,715,000
Weighted average exercise price		$0.29	$0.28	$0.34

	Number of Shares
	2007	2006	2005
Outstanding, beginning of year	2,815,000	4,715,000	5,075,000
Granted			100,000
Expired	560,000	(1,440,000)	-
Exercised		-	-
Forfeited		(460,000)	(460,000)
Cancelled		-	-
Outstanding, end of year	3,375,000	2,815,000	4,715,000
Exercisable, end of year	1,335,000	1,435,000	2,812,500

The following is a continuity table of the shares options, reflecting the number of share options issued, the number of options exercisable at the end of the year, the range of exercise prices and the weighted average option price.

	Number of Shares	Options Exercisable	Option Prices		Avg. Price
Outstanding December 31, 2005	4,715,000	2,812,500	$0.115	$1.00	$0.34
Cancelled	(1,900,000)	0	0.115	0.50	0.41

Outstanding December 31, 2006	2,815,000	1,435,000	$0.115	$1.00	$0.28
Cancelled	(560,000)	-	$0.115	$1.00	$0.273

Outstanding December 31, 2007	2,255,000	1,335,000	$0.115	$1.00	$0.29

The following table describes the weighted average life of the outstanding options as of December 31, 2007:

		Remaining
		Weighted
		Average
Exercise	Options	Contractual	Options
Price	Outstanding	Life (Years)	Exercisable
0.115	1,170,000	1.5	250,000
0.300	100,000	2.7	100,000
0.500	885,000	0.5	885,000
1.000	100,000	1.9	100,000
	2,255,000		1,335,000

(c) Common stock purchase warrants

During the third quarter of 2006, the terms of the 1,437,500 Common Share purchase warrants were amended, extending the expiry of these warrants from August 11, 2006 to September 11, 2006.  The incremental fair value determined by Black Scholes was $4,648 and the fair value assumptions were a risk-free rate of 2.6% an expected life of 30 days, expected volatility of 98% and expected dividends of NIL. This amount was charged to income as stock-based compensation expense and credited to contributed surplus. These warrants expired September 11, 2006.

During the first quarter of 2006, the terms of the Common Share purchase warrants were amended, extending the expiry of these warrants from February 11, 2006 to August 11, 2006. The incremental fair value determined by Black Scholes was $69,876 and the fair value assumptions were a risk-free rate of 2.5% an expected life of one year, expected volatility of 119% and expected dividends of NIL.  This amount was charged to income as stock-based compensation expense and credited to contributed surplus.

(d) Class A and Class B Warrants

The Class A and Class B Warrants (the “Warrants”) were issued to investors and a former preferred shareholder (collectively the “Investors”) as a condition of a financing in 2004.  The Warrants were designed to provide anti-dilution protection to the Investors, and were exercisable at prices of either $0.50 per common share or $1.00 per common share. The exercise of the Warrants is directly tied to the exercise of existing options and warrants at $0.50 per common share and $1.00 per common share that are currently outstanding. Currently there are 885,000 of the original 13,025,000 Warrants remain outstanding, all at $0.50 per common share.  They may be exercised at various times and in various amounts to the end of January 2009.

10.	CONTRIBUTED SURPLUS

Cumulative totals of amounts credited to contributed surplus at December 31, 2007 and 2006 are as follows:

	2007	2006

Stock-based compensation expense	$2,872,676	$2,872,676
Fair value of options in connection with acquisition of Scarborough pain clinic	39,938	39,938
Share repurchase - difference between cost per share and assigned value	46,292	46,292
Fair value of warrants and stock options issued in connection with the acquisition of YFMC Healthcare Inc.	41,775	41,775
Write-off of value attributed to share purchase warrants issued in 1998	106,111	106,111
	$3,106,792	$3,106,792

11.       FUTURE INCOME TAXES

The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that, it is not more likely than not that, the deferred tax assets will be realized. As at December 31, 2007, the Company had unrecognized tax benefits of approximately $2,000,000 (2006 - $2,528,000) associated with non-capital losses carried forward and tax pools of approximately $5,800,000 (2006 - $7,531,000) expiring in varying amounts from 2008 to 2027.  In addition the Company has property, plant and equipment tax pools in excess of the net book value totaling approximately $212,000 (2006 - $353,000) available to reduce taxable income and which are not subject to expiry.

The Company files federal and provincial income tax returns in Canada.  The Company is generally no longer subject to income tax examinations by provincial and Federal tax authorities for years before 2005.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007, 2006 and 2005, there was no such interest or penalty.

The income tax expense included in the statements of operations differs from the combined Federal and provincial statutory income tax rate as follows:

	2007	2006	2005
Net loss before discontinued operations	(810,531)	$(27,429)	$(969,455)
Statutory income tax rate	36.1	36.1	36.1
Income tax recovery based on statutory income tax rate	$(293,000)	$(10,000)	$(350,000)
Tax effect of non-deductible items and foreign currency translation	754,000	481,000	150,000
Tax effect of income from discontinued operations, offset by losses
utilized and not previously recorded	35,000	307,000	41,000
Tax effect of rate changes	19,000	144,000	86,000
Change in valuation allowance	(515,000)	(922,000)	73,000
	$-	$-	$-

The tax effect of significant temporary differences comprising the company's deferred taxes as of December 31 is as follows:

	2007	2006	2005
Long-term deferred tax assets
Operating loss carryforwards	$1,943,000	$2,409,000	$3,407,000
Excess of tax basis over book value of property, plant and equipment	70,000	119,000	43,000
Total long-term deferred tax assets	2,013,000	2,528,000	3,450,000
Less: valuation allowance	(2,013,000)	(2,528,000)	(3,450,000)
Net deferred tax asset	$-	$-	$-

12.     NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED) ATTRIBUTABLE TO COMMON SHAREHOLDERS

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

	2007	2006	2005
Net income (loss) per common share (basic and diluted):
Continuing operations	$(0.014)	$(0.000)	$(0.017)
Discontinued operations	$0.001	$0.014	$0.002

13.     NOTES TO THE STATEMENTS OF CASH FLOWS

(i)	Increase (decrease) in non-cash working capital components

	2007	2006	2005
Accounts receivable	(197,242)	$(392,852)	$(579,351)
Prepaid expenses	(402,944)	9,685	(10,311)
Accounts payable and accrued liabilities	47,691	123,308	414,739
Deferred revenues	228,147	-	-
	$(324,348)	$(259,859)	$(174,923)

(ii)           Non-cash transaction

There were no non-cash transactions during the years ended December 31, 2007, 2006 and 2005.

14.       COMMITMENTS

The Company is committed to contractual obligations totaling approximately $4.4 million.  The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. Contractual obligations are as follows:

	2008	2009	2010	2011	2012	Thereafter	Obligations[3]
Long-term debt[1]	$319,688	$-	$-	$-	$-	$-	$319,688
Operating lease obligations	1,220,909	843,874	774,615	619,880	106,684	-	3,565,962
Notes payable[2]	487,025	-	-	-	-	-	487,025
							-
	$2,027,622	$843,874	$774,615	$619,880	$106,684	$0	$4,372,675

Notes:

1
Includes estimated interest to maturity on long-term debt at the prescribed rate established by the Canada Revenue Agency (CRA), currently set at 8%.  These interest costs have been waived by CRA in recent years.

2	Includes estimated interest to maturity at the rate of 7% on the interest-bearing portion of Notes Payable. Interest is payable in cash or by the issuance of common stock, or any combination thereof.

15.      CONTINGENT LIABILITIES

(i)
There is uncertainty with respect to the Company’s liability for Goods and Services Tax pertaining to certain services that it previously provided.  The measurement of this uncertainty is not determinable and management is of the view that it is not probable a liability will be confirmed.  No amount has been provided in these consolidated financial statements.

(ii)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a third party.  The potential costs to the Company associated with this dispute range from $nil to $1.5 million.  The Company is of the view that it is not probable that the Company will be found liable for these costs. No amount has been provided in these consolidated financial statements.

(iii)
Claims have been made against the Company for unspecified damages in regards to a claim for wrongful dismissal and breach of contract.  The Company is of the view that liability, if any, would be the responsibility of a third party contractor and if damages were found, they would not be material in light of the current law.  Since management is of the opinion that the claim is unlikely to succeed, no provision has been made in respect thereof in these consolidated financial statements. .

(iv)
The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next four years, during the respective lease terms, totals $810,000.

(v)
The Company is party to various claims and legal proceedings arising in the normal course of business.  While claims and litigation are subject to inherent uncertainties, management currently believes that the ultimate outcome of claims and proceedings, individually and in the aggregate, will not have a material adverse effect on its consolidated financial condition, results of operation or cash flows.

Any liability resulting from the above will be reflected as a charge to income in the year the liability, if any, is confirmed.

16.       FINANCIAL INSTRUMENTS

FAIR VALUE
The carrying value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of these items.  The carrying value of long-term debt approximates fair value as the instruments’ interest rates are comparable to rates currently offered for debt instruments of similar risk and maturities.

CREDIT RISK
The company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the company has adopted credit policies which include regular review of their credit limits.

17.        CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

Those consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) which, in most respects, conforms to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The significant differences in those principles, as they apply to the Company’s balance sheets, statements of operations, comprehensive income (loss), accumulated other comprehensive income (loss), and cash flows, are described below.

Reconciliation of Net Earnings Under Canadian GAAP to US GAAP

	2007	2006	2005
Net income (loss) - Canadian GAAP	$(712,571)	$823,711	$(856,557)
Impact of accretion expense (Note 17(a))	101,342	48,124	-
Interest expense on financial liability carried at amortized cost (Note 17(e))	15,723	-	-
Net income (loss) - U.S. GAAP	(595,506)	871,835	(856,557)

Consolidated Statement of Earnings - U.S. GAAP

	2007	2006	2005
Revenue	$21,668,567	$17,716,778	$13,785,449
Physician fees and other direct costs	15,189,341	12,774,491	10,292,966
	6,479,226	4,942,287	3,492,483
Expenses
Salaries and benefits	3,881,514	2,795,130	2,229,625
General and administration	1,817,157	1,267,709	909,397
Occupancy costs and supplies	778,438	459,608	407,134
Travel and marketing	381,273	261,244	239,621
	6,858,382	4,783,691	3,785,777

Income/(loss) before undernoted items	(379,156)	158,596	(293,294)

Interest (income) expense, net of bank charges	(84,822)	(60,710)	19,868
Interest on long-term debt	21,988	19,886	41,999
Amortization of property, plant, and equipment	377,144	231,721	243,413
Settlement of Long Term Loan Payable	-	(146,387)
Stock-based compensation expense	-	93,391	370,881
	314,310	137,901	676,161
	-	-
Loss before discontinued operations	(693,466)	20,695	(969,455)

Net income from discontinued operations	97,960	851,140	112,898

Net income (loss) attributable to common shareholders - U.S. GAAP	$(595,506)	$871,835	$(856,557)

Net income (loss) per share, basic and diluted - U.S. GAAP
Continuing operations	$(0.012)	$0.000	$(0.017)
Discontinued operations	$0.002	$0.015	$0.002

No. of shares outstanding	58,277,696	58,277,696	58,277,696

Consolidated Statement of Comprehensive Income (loss) - U.S. GAAP

	2007	2006	2005
Net income (loss) - U.S. GAAP	(595,506)	871,835	(856,557)
Foreign currency translation adjustment	615,050	(140,141)	7,904
Comprehensive income (loss)	$19,544	$731,694	$(848,653)

Consolidated Statement of Accumulated Other Comprehensive Income (loss) - U.S. GAAP
Accumulated other comprehensive loss, beginning of year	(933,029)	$(792,888)	$(800,792)

Other comprehensive income (loss)	615,050	(140,141)	7,904

Accumulated other comprehensive loss, end of year	$(317,979)	$(933,029)	$(792,888)

Consolidated Balance Sheets

	2007		2006
	As reported	U.S. GAAP	As reported	U.S. GAAP
Current assets
Cash	$2,291,005	$2,291,005	$4,028,128	$4,028,128
Accounts receivable	3,149,967	3,149,967	2,497,610	2,497,610
Prepaid expenses and other	525,978	525,978	76,045	76,045
Discontinued operations	-	-	463,870	463,870
	5,966,950	5,966,950	7,065,653	7,065,653

Property, plant and equipment	1,314,849	1,314,849	597,543	597,543
Goodwill	237,596	237,596	237,596	237,596
Other intangible assets	9,152	9,152	-	-
	$7,528,547	$7,528,546	$7,900,792	$7,900,792
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 17(e))	$2,506,416	$2,507,665	$2,084,030	$2,084,030
Deferred revenue	247,189	247,189	-	-
Current portion of long-term debt	445,026	445,026	189,031	189,031
Discontinued operations	296,007	296,007	880,373	880,373
	3,494,638	3,495,887	3,153,434	3,153,434
Long-term liabilities
Long-term debt	-	-	453,369	453,369
Discontinued operations	-	-	280,873	280,873
Redeemable, convertible Series I Special shares (Note 17(a))	3,153,689	-	2,589,159	-
	3,153,689	-	3,323,401	734,242
	6,648,327	3,495,887	6,476,835	3,887,676
Series 1 Special Shares (Note 17(a))	-	3,106,475	-	3,106,475

SHAREHOLDERS' EQUITY
Capital stock (Notes 17 (a, b, c))	16,420,668	16,990,091	16,420,668	16,990,091
Contributed surplus (Note 17 ( c ))	3,106,792	3,143,198	3,106,792	3,143,198
Deficit (Notes 17 (a, b, e))	(17,949,550)	(18,889,125)	(17,253,951)	(18,293,619)
Accumulated other comprehensive income (Note 17 (f))	(697,690)	(317,979)	(849,552)	(933,029)
	880,220	926,185	1,423,957	906,641
	$7,528,547	$7,528,546	$7,900,792	$7,900,792

Consolidated Statements of Cash Flows

	2007	2006	2005
Operating activities
Net income/(loss) before discontinued operations	$(693,466)	$20,695	$(969,455)
Adjustments for:
Amortization of property, plant and equipment	377,144	231,721	243,413
Non-cash gain on renegotiation of notes payable	-	(146,387)	-
Stock compensation expense	-	93,391	370,880
	(316,322)	199,420	(355,162)

Decrease in non-cash working capital components	(324,348)	(259,859)	(174,923)
Discontinued operations	(385,530)	797,075	(946,239)
	(1,026,200)	736,636	(1,476,324)
Cash Flows from (used in) Investing Activities
Additions to property, plant, and equipment	(942,328)	(419,344)	(183,089)
Additions to other intangible assets	(8,446)	-	-
Discontinued operations (Note 4)	-	-	300
	(950,774)	(419,344)	(182,789)
Cash Flows from (used in) Financing Activities
Issuance of redeemable, convertible Series 1 Shares	-	3,106,554	-
Repayment of long-term debt	(193,375)	-	-
	(193,375)	3,106,554	-

Effect of foreign currency exchange rate changes on cash and cash equivalents	433,226	(56,665)	7,904
Increase (decrease) in cash and cash equivalents	(1,737,123)	3,367,181	(1,651,209)
Cash and cash equivalents, beginning of the year	4,028,128	660,947	2,312,156
Cash and cash equivalents, end of the year	$2,291,005	$4,028,128	$660,947

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

The reconciliation of Canadian to U.S. GAAP for the Series 1 Shares is as follows:

	2007	2006
Liability portion of redeemable, convertible Series 1 Shares - Canadian	$3,153,689	$2,589,159
Impact of accretion expense	(149,546)	(48,204)
Equity portion of redeemable, convertible Series 1 Shares	482,043	482,043
Translation adjustment attributable to Series 1 Shares	(379,711)	83,477
Series 1 Shares - U.S. GAAP	$3,106,475	$3,106,475

(b) Share capital and goodwill

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

(d)  Accounting for income taxes

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

Under U.S. GAAP enacted tax rates are used to calculate deferred taxes, whereas Canadian GAAP uses substantively enacted tax rates.  The future income tax adjustments included in the reconciliation of net earnings under Canadian GAAP to U.S. GAAP and the balance sheet effects include the effect of such rate-differences, if any, as well as the tax effect of the other reconciling items noted.

(e)  Financial instruments - recognition and measurement

On January 1, 2007, the Company adopted Section 3855 of the Canadian Institute of Chartered Accountants’ (“CICA”) Handbook, “Financial Instruments - Recognition and Measurement”. It describes the standards for recognizing and measuring financial instruments in the balance sheet and the standards for reporting gains and losses in the financial statements. Financial assets available for sale, assets and liabilities held for trading and derivative financial instruments, whether part of a hedging relationship or not, have to be measured at fair value.  The adoption of this Section was done retroactively without restatement of the consolidated financial statements of prior periods. As at January 1, 2007, the impact on the consolidated balance sheet of measuring the financial assets and liabilities using the effective interest rate method was a decrease in accounts payable and opening deficit of $16,972, of which $15,724 was amortized to earnings during the year.  U.S. GAAP does not require a similar measurement of financial instruments.

(f)  Comprehensive loss

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

The effect of these accounting differences on capital stock, contributed surplus, deficit, cumulative translation adjustment, net income (loss) are as follows:

	2007	2006
Capital stock - Canadian GAAP	$16,420,668	$16,420,668
Capital stock issued on purchase of YFMC Healthcare Inc. (Note 17(b))	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued (Note 17( c ))	(36,406)	(36,406)
Equity portion of redeemable Series I Shares (Note 17(a))	(482,043)	(482,043)
Capital stock - U.S. GAAP	$16,990,091	$16,990,091

Contributed surplus - Canadian GAAP	$3,106,792	$3,106,792
Share purchase warrants (Note 17( c ))	36,406	36,406
Contributed surplus - U.S. GAAP	$3,143,198	$3,143,198

Deficit - Canadian GAAP	$(17,949,550)	$(17,253,951)
Write-off of goodwill on purchase of YFMC Healthcare Inc. (Note 17(b))	(1,087,872)	(1,087,872)
Impact of accretion expense (Note 17(a))	149,546	48,204
Financial instruments - recognition and measurement (Note 17 (e))	(16,972)	-
Interest expense on financial liability carried at amortized cost (Note 17 (a))	15,724	-
Deficit - U.S. GAAP	$(18,889,125)	$(18,293,619)

Cumulative translation adjustment - Canadian GAAP	$(697,690)	$(849,552)
Translation adjustment attributable to Series I Shares (Note 17(a))	379,711	(83,477)
Cumulative translation adjustment - U.S. GAAP	$(317,979)	$(933,029)
Shareholders' equity - U.S. GAAP	$926,185	$906,641

(g)  Recently issued accounting standards
i.
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

ii.
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

iii.
In December 2007, the FASB issued FASB No. 141R, Business Combinations (FASB 141R), which replaces FASB 141. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any non-controlling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FASB 141R could have an impact on its future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of FASB No. 141R.

iv.	In December 2007, the FASB issued FAS 160, which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, non-controlling interests will be measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders' equity. In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary. When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. Early adoption is not permitted.

18.       SEGMENTED INFORMATION

The Company operated under four business units during 2007 as follows: Staffing Solutions, Pain Management Services, Infusion Services, and Healthcare Consulting Services.

The segmented information for the business units are as follows:

	2007	2006	2005
Revenue
Staffing solutions	$10,048,614	$10,708,540	$9,284,794
Pain management services	6,568,252	3,197,782	1,563,729
Infusion services	4,308,794	2,700,101	1,805,234
Healthcare consulting	742,907	1,110,355	1,131,692
	21,668,567	17,716,778	13,785,449
Divisional income (loss) before the undernoted
Staffing solutions	130,837	310,975	26,662
Pain management services	(1,145,199)	(491,683)	(347,213)
Infusion services	1,094,900	486,713	47,331
Healthcare consulting	(459,694)	(147,409)	(20,074)
	(379,156)	158,596	(293,294)

Interest income, net of bank charges	(84,822)	(60,711)	19,868
Interest on long-term debt	123,330	68,011	41,999
Amortization of property, plant and equipment	377,144	231,721	243,413
Interest expense on financial liability carried at	15,723	-	-
Settlement of Long Term Loan Payable	-	(146,387)	-
Stock based compensation expenses	-	93,391	370,881
	431,375	186,025	676,161
Loss from continuing operations	$(810,531)	$(27,429)	$(969,455)

19.  ECONOMIC DEPENDENCE

The Company derived approximately 20% of its revenue for the year ended December 31, 2007 (15% - 2006; 13% - 2005) from services provided under its contract with Schering and as such is subject to concentration risk associated with the continuation of its contract with Schering.

20.  RELATED PARTY TRANSACTIONS

There were no fees paid to related parties during 2007.  During 2006, included in general and administrative expenses are administrative fees totaling $31,743 (2005 - $24,765) paid to a Company controlled by a director.  There are no related party balances outstanding at December 31, 2007 and 2006.  These transactions have been recorded at their exchange amount which is the amount agreed to by the related parties.

22.  COMPARATIVE FIGURES

Certain figures in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the basis of presentation in 2007.