Form 10-Q
period 2008-03-31
MED-EMERG INTERNATIONAL INC
filed 2008-05-12
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO _________

COMMISSION FILE NUMBER: 1-13861

MED-EMERG INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

PROVINCE OF ONTARIO, CANADA	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employment Identification No.)

6711 Mississauga Road, Suite 404
Mississauga, Ontario, Canada, L5N 2W3
(Address of Principal Executive Offices)

(905) 858-1368
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2008, 58,277,696 of the registrant’s common shares were outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $3,190,000 based on the last reported sale price of $0.12 per share on May 9, 2008 as quoted on the OTC Bulletin Board.

MED-EMERG INTERNATIONAL INC.
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	3
ITEM 1. CONDENSED FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as at March 31, 2008 (Unaudited) and December 31, 2007	4
Consolidated Statement of Deficit for the three months ended March 31, 2008 and March 31, 2007 (Unaudited)	5
Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss for the three months ended March 31, 2008 and March 31, 2007 (Unaudited)	5
Consolidated Statement of Operations for the three months ended March 31, 2008 and March 31, 2007 (Unaudited)	6
Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and March 31, 2007 (Unaudited)	7
Notes to the Unaudited Consolidated Financial Statements for the three months ended March 31, 2008 and March 31, 2007	8
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4: CONTROLS AND PROCEDURES	33
PART II: OTHER INFORMATION	33
ITEM 1A. RISK FACTORS	33
ITEM 6. EXHIBITS	33
SIGNATURES	34

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

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Med-Emerg International Inc.
Consolidated Balance Sheets
As at March 31, 2008 and December 31, 2007
(in US$)

	March 31	December 31
	2008	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,230,647	$2,291,005
Accounts receivable	3,206,475	3,149,967
Prepaid expenses and other	439,358	525,978
Discontinued operations (Note 4)	90,703	-
	5,967,183	5,966,950
Property, plant and equipment	1,225,145	1,314,849
Goodwill	237,596	237,596
Other intangible assets	10,321	9,152
	$7,440,245	$7,528,547
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,492,510	$2,506,416
Deferred revenue	211,619	247,189
Current portion of long-term debt	396,682	445,026
Discontinued operations (Note 4)	429,962	296,007
	3,530,773	3,494,638
Long-term liabilities
Redeemable, convertible Series I Special shares (Notes 6 and 8(a))	3,072,052	3,153,689
	6,602,825	6,648,327
Contingent liabilities (Note 9)
SHAREHOLDERS' EQUITY
Capital stock	16,420,668	16,420,668
Contributed surplus	3,106,792	3,106,792
Deficit	(17,955,901)	(17,949,550)
Accumulated other comprehensive loss	(734,139)	(697,690)
	837,420	880,220
	$7,440,245	$7,528,547

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Deficit
For the Three months Ended March 31, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED
	March 31	March 31
	2008	2007
Balance, beginning of period, as previously reported	$(17,949,550)	$(17,253,951)
Financial instruments - recognition and measurement	-	16,972
Balance, beginning of period	(17,949,550)	(17,236,979)
Net loss attributable to common shareholders	(6,351)	(287,226)
Balance, end of period	$(17,955,901)	$(17,524,205)

Med-Emerg International Inc.
Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
For the Three months Ended March 31, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED
	March 31	March 31
	2008	2007
Net loss attributable to common shareholders	$(6,351)	$(287,226)
Other comprehensive (loss) income Change in cumulative translation adjustment	(36,449)	7,025
Comprehensive loss for the period, attributable to common shareholders	$(42,800)	$(280,201)

Accumulated other comprehensive loss, beginning of period	$(697,690)	$(849,552)
Other comprehensive (loss) income	(36,449)	7,025
Accumulated other comprehensive loss, end of period	$(734,139)	$(842,527)

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations
For the Three months Ended March 31, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED
	March 31	March 31
	2008	2007
Revenue	$5 ,464,756	$4,822,474
Physician fees and other direct costs	3 ,711,760	3,602,814
	1 ,752,996	1,219,660
Expenses
Salaries and benefits	8 68,376	728,818
General and administration	4 09,744	411,343
Occupancy costs and supplies	2 31,344	135,037
Travel and marketing	64,605	50,105
Interest income, net of bank charges	(11,817)	(12,775)
Interest on long-term debt	24,569	29,097
Amortization of property, plant, and equipment	83,982	47,882
Interest expense on financial liability carried at amortized cost	1,435	4,757
	1 ,672,238	1,394,264
Income (loss) before discontinued operations	80,758	(174,604)
Discontinued operations
Net loss from discontinued operations (Note 4)	(87,109)	(112,622)
Net loss attributable to common shareholders	$(6,351)	$(287,226)
Net income (loss) per common share, basic and fully diluted
Continuing operations	$0.001	$(0.003)
Discontinued operations	$(0.001)	$(0.002)
	$(0.000)	$(0.005)
Weighted average common shares and share equivalents, diluted	58,277,696	58,277,696

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
For the Three months Ended March 31, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED
	March 31	March 31
	2008	2007
Cash Flows from (used in) Operating Activities
Net income (loss) before discontinued operations	$80,758	$(174,604)
Adjustments for:
Amortization of property, plant and equipment	83,982	47,882
Interest expense on financial liability carried at amortized cost	1,435	4,757
Accretion of expense on Series I Shares	27,100	24,102
	193,275	(97,863)
Decrease in non-cash working capital items	(52,251)	(283,582)
Discontinued operations (Note 4)	(32,516)	(176,805)
	108,508	(558,250)
Cash Flows from (used in) Investing Activities
Additions to property, plant, and equipment	(38,370)	(307,429)
Additions to other intangible assets	(1,169)	-
	(39,539)	(307,429)
Cash Flows from (used in) Financing Activities
Repayment of long-term debt	(48,344)	-
	(48,344)	-

Effect of foreign currency exchange rate changes on cash and cash equivalents	(80,983)	30,708
Decrease in cash and cash equivalents	(60,358)	(834,971)
Cash and cash equivalents, beginning of the period	2,291,005	4,028,128
Cash and cash equivalents, end of the period	$2,230,647	$3,193,157

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Interim Consolidated Financial Statements
For the Three months ended March 31, 2008 and 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MedEmerg or the “Company”) provides quality healthcare solutions to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations are carried out in three units: Staffing Solutions, Infusion Services and Pain Management Services. Prior to 2008 the Company was also provided Healthcare Consulting Services and prior to 2005 was involved in the Government Healthcare Services (including Department of National Defence “DND”). See Discontinued Operations - Note 4.

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At March 31, 2008, the Company had more than 40 physician and nurse staffing contracts in approximately 35 facilities across Ontario.

The Infusion Services division provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario.

The Pain Management business was launched in November 2004, when the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain. Since then, ten additional clinics have opened.

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These unaudited consolidated financial statements are condensed, and do not include all disclosures required for annual financial statements, which are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”). These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the 2007 Annual Report.

3. SUMMARY OF SIGNIFICANT CHANGES IN ACCOUNTING POLICIES

(a)         Financial instruments - disclosures

On January 1, 2008, the Company adopted Section 3862, “Financial Instruments - Disclosures” of the Canadian Institute of Chartered Accountants (“CICA”) Handbook. This Section replaces the disclosure requirements of the previous Section 3861 “Financial Instruments - Disclosure and Presentation” and converges with International Financial Reporting Standard IFRS 7. The new disclosure standard increases the emphasis on the risks associated with both recognized and unrecognized financial instruments and how those risks are managed. The new presentation standard carries forward the former presentation requirements.

The Company determined that there was no impact to its financial statement presentation from the adoption Section 3862 of the CICA Handbook.

(b)         Financial instruments - presentation

On January 1, 2008, the Company adopted Section 3863, “Financial Instruments - Presentation” of the CICA Handbook. This Section is consistent with the previous CICA Handbook Section 3861, “Financial Instruments - Disclosure and Presentation” which was based on International Financial Reporting Standard IAS 32.

The Company determined that there was no impact to its financial statement presentation from the adoption of Section 3863 of the CICA Handbook.

(c)         Going concern

On January 1, 2008, the Company adopted Section 1400, “General Standards of Financial Statement Presentation” of the CICA Handbook. Section 1400 was amended to include the requirements for assessing and disclosing an entity’s ability to continue as a going concern from International Financial Reporting Standard IAS 1.

The Company determined that there was no impact to its financial statement presentation from the adoption of Section 1400 of the CICA Handbook.

(d)         Capital disclosure

On January 1, 2008, the Company adopted Section 1535 “Capital Disclosures”, of the CICA Handbook. This Section requires disclosure about capital and is harmonized with recently amended International Financial Reporting Standard IAS 1. The standard is applicable to all entities, regardless of whether they have financial instruments. Entities are required to disclose information about its objectives, policies and processes for managing capital, as well as its compliance with any externally imposed capital requirements, where they may exist.

The Company’s disclosures now conform to this Section 1535 of the CICA Handbook.

(e)         Future accounting policies

(1) Goodwill and intangible assets

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, replacing Section 3062, Goodwill and Other Intangible Assets. Various changes have been made to other sections of the CICA Handbook for consistency purposes. The new Section will be applicable to financial statements relating to fiscal years beginning on or after October 1, 2008. Accordingly, the Company will adopt the new standards for its fiscal year beginning January 1, 2009. Section 3064 establishes standards for the recognition, measurement, presentation and disclosure of goodwill subsequent to its initial recognition, and of intangible assets by profit-oriented enterprises. Standards concerning goodwill are unchanged from the standards included in the previous Section 3062. The Company is currently evaluating the impact of the adoption of this new Section on its consolidated financial statements. The Company does not expect that the adoption of this new Section will have a material impact on its consolidated financial statements.

(2) International Financial Reporting Standards

In 2006, the Canadian Accounting Standards Board (“AcSB”`) adopted its Strategic Plan, which includes the decision to move financial reporting for Canadian publicly accountable companies to the International Financial Reporting Standards (“IFRSs”), as issued by the International Accounting Standards Board (“IASB”). Under the AcSB’s plan, this new framework will be effective for fiscal years beginning on or after January 1, 2011. Information regarding the Company’s plan for convergence and the anticipated effects on its financial statements is to be disclosed prior to the adoption, with the first disclosure expected to be made in the consolidated financial statements for the year ending December 31, 2008.

4. DISCONTINUED OPERATIONS

Family Medical Clinics Sale

In 2003 the Company sold its Family Medical Clinic operations, comprised of 16 clinics.

Ownership of two of the family medical clinics sold in 2003 reverted to the Company in 2005. During 2007 the Company disposed of these assets.

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

Healthcare Consulting

In February 2008, the division was restructured and the Company decided to not pursue further health human resource planning contracts. Accordingly the results of the Healthcare Consulting business have been reclassified as discontinued operations.

The loss from discontinued operations is comprised of a loss from the Family Medical Clinics of $1,047 (2007 - $52,042), from the DND Contract of $368 (2007 - $4,858), and a loss from Healthcare Consulting of $85,694 (2007 - $55,722).

	THREE MONTHS ENDED
	March 31	March 31
	2008	2007
Revenue	$255,953	$408,815
Physician fees and other direct costs	28,803	156,104
Gross margin	227,150	252,711
Operating, general and administrative expenses	303,434	358,113
Amortization	5,843	5,818
Interest and other expenses	4 ,982	1,402
Income from discontinued operations	$(87,109)	$(112,622)

Results of discontinued operations for 2007 have been adjusted to reflect the impact of the decision taken in February 2008 to discontinue the Healthcare Consulting business. The adjustment had the following impact on the 2007 results:

	THREE MONTHS ENDED
	March 31, 2007
	(as previously reported)	(as adjusted)
Revenue	$160,138	$408,815
Physician fees and other direct costs	76,837	156,104
Gross margin	83,301	252,711
Operating, general and administrative expenses	138,797	358,113
Other expenses	1,404	7,220
Income from discontinued operations	$(56,900)	$(112,622)

The following summarizes the Balance Sheet for discontinued operations as at:

	March 31, 2008	December 31, 2007
Assets
Current
Accounts receivable	$90,703		$-
Liabilities
Current
Accounts payable and accrued liabilities	$193,965		$296,007
Deferred revenue	235,997		-
	429,962		296,007
Net liabilities	$(339,259)	$	(296,007)

The accounts payable and accrued liabilities pertains to the Goods and Services Tax (“GST”) which is payable over a period of five years, as per an agreement between the Company and the Canada Revenue Agency (“CRA”). The GST obligation arose on revenues associated with the DND contract. An amount of $29,266 (CDN$30,000) is payable monthly and is reviewable every six months. The CRA has the right to register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

5. FUTURE INCOME TAXES

The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that, it is not more likely than not that, the deferred tax assets will be realized. As at March 31, 2008, the Company had unrecognized tax benefits of approximately $2,000,000 (2007 - $2,500,000) associated with non-capital losses carried forward and tax pools of approximately $5,800,000 (2007 -$7,531,000) expiring in varying amounts from 2008 to 2027. In addition the Company has property, plant and equipment tax pools in excess of the net book value totaling approximately $212,000 (2007 -$353,000) available to reduce taxable income and which are not subject to expiry.

The Company files federal and provincial income tax returns in Canada. The Company is generally no longer subject to income tax examinations by provincial and Federal tax authorities for years before 2005.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2008 and 2007, there were no such interest or penalties.

6. REDEEMABLE, CONVERTIBLE SERIES I SPECIAL SHARES

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

7. RELATED PARTY TRANSACTIONS

There were no related party transactions during the period and there are no related party balances outstanding at March 31, 2008 or December 31, 2007. Transactions, when incurred, are recorded at their exchange amount which is the amount agreed to by the related parties.

8. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

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

Reconciliation of Net Earnings under Canadian GAAP to US GAAP

	March 31	March 31
	2008	2007
Net loss - Canadian GAAP	$(6,351)	$ (287,226)
Impact of accretion expense (Note 8(a))	2 7,100	24,102
Interest expense on financial liability carried at amortized cost (Note 8(e))	1 ,435	4,757
Net income (loss) - U.S. GAAP	$22,184	$(258,367)

Consolidated Statement of Earnings - U.S. GAAP
	March 31	March 31
	2008	2007
Revenue	$5,464,756	$4,822,474
Physician fees and other direct costs	3,711,760	3,602,814
	1,752,996	1,219,660
Expenses
Salaries and benefits	868,376	728,818
General and administration	409,744	411,343
Occupancy costs and supplies	231,344	135,037
Travel and marketing	64,605	50,105
Interest (income) expense, net of bank charges	(11,817)	(12,775)
Interest on long-term debt	(2,531)	4,995
Amortization of property, plant, and equipment	83,982	47,882
	1,643,703	1,365,405
Income (loss) before discontinued operations	109,293	(145,745)
Net loss from discontinued operations	(87,109)	(112,622)
Net income (loss) attributable to common shareholders - U.S. GAAP	$22,184	$(258,367)
Net income (loss) per share, basic and diluted - U.S. GAAP
Continuing operations	$0.002	$(0.003)
Discontinued operations	$(0.001)	$(0.002)
No. of shares outstanding	58,277,696	58,277,696

Consolidated Statement of Comprehensive Income (loss) - U.S. GAAP	March 31	March 31
	2008	2007
Net income (loss) - U.S. GAAP	22,184	(258,367)
Foreign currency translation adjustment	(137,253)	7,025
Comprehensive loss	$(115,069)	$(251,342)

Consolidated Statement of Accumulated Other Comprehensive Income (loss) - U.S. GAAP

Accumulated other comprehensive loss, beginning of period	$(317,979)	$	(792,888)
Other comprehensive (loss) income	(137,253)		7,025
Accumulated other comprehensive loss, end of period	$(455,232)		$(785,863)

Consolidated Balance Sheets

	As At March 31, 2008		As At December 31, 2007
	As reported	U.S. GAAP	As reported	U.S. GAAP
Current assets
Cash	$2,230,647	$2,230,647	$2,291,005	$2,291,005
Accounts receivable	3,206,475	3,206,475	3,149,967	3,149,967
Prepaid expenses and other	439,358	439,358	525,978	525,978
Discontinued operations	90,703	90,703	-	-
	5,967,183	5,967,183	5,966,950	5,966,950
Property, plant and equipment	1,225,145	1,225,145	1,314,849	1,314,849
Goodwill	237,596	237,596	237,596	237,596
Other intangible assets	10,321	10,321	9,152	9,152
	$7,440,245	$7,440,245	$7,528,547	$7,528,547
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8(e))	$2 ,492,510	$2,493,945	$2,506,416	$2,507,665
Deferred revenue	211,619	211,619	247,189	247,189
Current portion of long-term debt	396,682	396,682	445,026	445,026
Discontinued operations	429,962	429,962	296,007	296,007
	3,530,773	3,532,208	3,494,638	3,495,887
Long-term liabilities
Redeemable, convertible Series I Special shares (Note 8(a))	3 ,072,052	-	3,153,689	-
	3,072,052	-	3,153,689	-
	6,602,825	3,532,208	6,648,327	3,495,887
Series 1 Special Shares (Note 8(a))	-	3,106,475	-	3,106,475
SHAREHOLDERS' EQUITY
Capital stock (Notes 8 (a, b, c))	1 6,420,668	16,990,091	16,420,668	16,990,091
Contributed surplus (Note 8 ( c ))	3,106,792	3,143,198	3,106,792	3,143,198
Deficit (Notes 8 (a, b, e))	(17,955,901)	(18,876,495)	(17,949,550)	(18,889,125)
Accumulated other comprehensive loss (Note 8 (f))	(734,139)	(455,232)	(697,690)	(317,979)
	837,420	801,562	880,220	926,185
	$7,440,245	$7,440,245	$7,528,547	$7,528,547

Consolidated Statement of Cash Flows
	March 31	March 31
	2008	2007
Operating activities
Net income (loss) before discontinued operations	$109,293	$(145,745)
Adjustments for:
Amortization of property, plant and equipment	83,982	47,882
	193,275	(97,863)
Decrease in non-cash working capital components	(52,251)	(283,582)
Discontinued operations	(32,516)	(176,805)
	108,508	(558,250)
Cash Flows used in Investing Activities
Additions to property, plant, and equipment	(38,370)	(307,429)
Additions to other intangible assets	(1,169)	-
	(39,539)	(307,429)
Cash Flows used in Financing Activities
Repayment of long-term debt	(48,344)	-
	(48,344)	-
Effect of foreign currency exchange rate changes on cash and cash equivalents	(80,983)	30,708
Decrease in cash and cash equivalents	(60,358)	(834,971)
Cash and cash equivalents, beginning of the period	2 ,291,005	4,028,128
Cash and cash equivalents, end of the period	$2,230,647	$3,193,157

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

The reconciliation of Canadian to U.S. GAAP for the Series 1 Shares is as follows:
	March 31	December 31
	2008	2007
Liability portion of redeemable, convertible Series 1 Shares - Canadian GAAP	$3,072,053	$3 ,153,689
Impact of accretion expense	(168,714)	(149,546)
Equity portion of redeemable, convertible Series 1 Shares	482,043	482,043
Translation adjustment attributable to Series 1 Shares	(278,907)	(379,711)
Series 1 Shares - U.S. GAAP	$3 ,106,475	$3,106,475

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

(e)           Financial instruments - recognition and measurement

On January 1, 2007, the Company adopted Section 3855 of the Canadian Institute of Chartered Accountants’ (“CICA”) Handbook, “Financial Instruments - Recognition and Measurement”. It describes the standards for recognizing and measuring financial instruments in the balance sheet and the standards for reporting gains and losses in the financial statements. Financial assets available for sale, assets and liabilities held for trading and derivative financial instruments, whether part of a hedging relationship or not, have to be measured at fair value. The adoption of this Section was done retroactively without restatement of the consolidated financial statements of prior periods. As at January 1, 2007, the impact on the consolidated balance sheet of measuring the financial assets and liabilities using the effective interest rate method was a decrease in accounts payable and opening deficit of $16,972, of which $1,914 was amortized to earnings during the three months ended March 31, 2008 (2007 - $4,757). U.S. GAAP does not require a similar measurement of financial instruments.

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

The effect of these accounting differences on capital stock, contributed surplus, deficit and cumulative translation adjustment are as follows:

	March 31	December 31
	2008	2007
Capital stock - Canadian GAAP	$16,420,668	$16,420,668
Capital stock issued on purchase of YFMC Healthcare Inc. (Note 8(b))	1 ,087,872	1,087,872
Ascribed fair value of share purchase warrants issued (Note 8( c ))	(36,406)	(36,406)
Equity portion of redeemable Series I Shares (Note 8(a))	(482,043)	(482,043)
Capital stock - U.S. GAAP	$16,990,091	$16,990,091
Contributed surplus - Canadian GAAP	$3,106,792	$3,106,792
Share purchase warrants (Note 8( c ))	36,406	36,406
Contributed surplus - U.S. GAAP	$3,143,198	$3,143,198
Deficit - Canadian GAAP	$(17,955,901)	$(17,949,550)
Write-off of goodwill on purchase of YFMC Healthcare Inc. (Note 8(b))	(1,087,872)	(1,087,872)
Impact of accretion expense (Note 8(a))	168,714	149,545
Financial instruments - recognition and measurement (Note 8 (e))	-	(16,972)
Interest expense on financial liability carried at amortized cost (Note 8 (a))	(1,436)	15,724
Deficit - U.S. GAAP	$(18,876,495)	$(18,889,125)
Cumulative translation adjustment - Canadian GAAP	$(734,139)	$(697,690)
Translation adjustment attributable to Series I Shares (Note 8(a))	278,907	379,711
Cumulative translation adjustment - U.S. GAAP	$(455,232)	$(317,979)
Shareholders' equity - U.S. GAAP	$801,562	$926,185

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of this statement, with respect to financial assets, did not have a material impact on the financial statements of the Company. In February 2008, the FASB issued FSP 157-2, which extends the effective date for adoption for non-financial assets, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labelled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect this standard to have a significant impact on its financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect this standard to have a significant impact on its financial statements upon adoption.

9. CONTINGENT LIABILITIES

(i)            There is uncertainty with respect to the Company’s liability for Goods and Services Tax pertainingto certain services that it previously provided. The measurement of this uncertainty is not determinable and management is of the view that it is not probable a liability will be confirmed. No amount has been provided in these consolidated financial statements.

(ii)           There is uncertainty with respect to the Company’s liability arising from a contractual dispute witha third party. The potential costs to the Company associated with this dispute range from $nil to $1.3 million. The Company is of the view that it is not probable that the Company will be found liable for these costs. No amount has been provided in these consolidated financial statements.

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

(iv)          The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next seven years, during the respective lease terms, totals $770,000.

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

Any liability resulting from the above will be reflected as a charge to income in the year the liability, if any, is confirmed.

10. CAPITAL DISCLOSURES

The following are the contractual maturities of financial liabilities as at March 31, 2008:

	Carrying	Contractual	0 to 12	12 to 24	24 to 48
	Amount	Cash Flows	Months	Months	Months
Accounts payable and accrued liabilities	$2 ,492,510	$2,493,504	$2,493,504	$-	$-
Deferred revenue	211,619	211,619	211,619	-	-
Long-term debt	396,682	396,682	396,682	-	-
Discontinued operations	4 29,962	429,962	429,962	-	-
Series I Shares	3,072,052	3,106,475	-	-	3,106,475
	$6,602,825	$6,638,242	$3,531,767	$-	$3,106,475

The Company’s objectives when managing capital are:
1.      To safeguard the Company’s ability to obtain financing should the need arise;
2.      To provide an adequate return to its shareholders;
3.      To maintain financial flexibility in order to enhance the access to capital in the event of future acquisitions.

The Company defines its capital as follows:
1.      Shareholders’ equity;
2.      Series I special shares;
3.      Long-term debt including current portion;
4.      Discontinued operations;
5.      Deferred revenue including the current portion;
6.      Cash and temporary investments.

The Company’s financial strategy is designed and formulated to maintain a flexible capital structure consistent with the objectives stated above and to respond to changes in economic conditions and the risk characteristics of the underlying assets. The Company has limited its investments to short and midterm assets to ensure their liquidity matches its operational requirements.

The Company monitors its capital on the basis of its net debt to adjusted capital ratio. The ratios at March 31, 2008 and December 31, 2007 were:

	March 31 2008	December 31 2007
Total debt	$3,530,773	$3,494,638
Less: cash and cash equivalents	2 ,230,647	2,291,005
Net debt	$1,300,126	$1,203,633

Total equity	$837,420	$880,220
Add: series I special shares	3,072,052	3,153,689
Adjusted capital	$3,909,472	$4,033,909
Net debt to adjusted capital ratio	0.33	0.30

The increase in the net debt to adjusted capital ratio is the result of the loss incurred in the quarter. The change in the ratio is not considered significant by Management.

11. SEGMENTED INFORMATION

The Company operates under three business units: Staffing Solutions, Pain Management Services, and Infusion Services. Results for continuing operations for 2007 have been adjusted to reflect the impact of the decision taken in February 2008 to discontinue the Healthcare Consulting business - Note 4.

The segmented information for the business units are as follows:

	THREE MONTHS ENDED
	March 31	March 31
	2008	2007
Revenue
Staffing solutions	$1,779,112	$2,737,272
Pain management services	2,360,398	1,180,542
Infusion services	1,325,246	904,660
	5,464,756	4,822,474
Gross margin
Staffing solutions	339,568	402,992
Pain management services	667,077	328,595
Infusion services	746,351	488,073
	1,752,996	1,219,660
Operating expenses
Staffing solutions	330,165	429,657
Pain management services	867,813	562,286
Infusion services	376,091	333,360
	1,574,069	1,325,303
Divisional income (loss)
Staffing solutions	9,403	(26,665)
Pain management services	(200,736)	(233,691)
Infusion services	370,260	154,713
	178,927	(105,643)
Other general expenses
Interest income, net of bank charges	(11,817)	(12,775)
Interest on long-term debt	24,569	29,097
Amortization of property, plant and equipment	83,982	47,882
Interest expense on financial liability carried at amortized cost	1,435	4,757
	98,169	68,961
Income (loss) from continuing operations	$80,758	$(174,603)

12. ECONOMIC DEPENDENCE

The Company derived approximately 24% of its revenue for the three month period ended March 31, 2008 (2007 - 18%) from services provided under its contract with Schering-Plough Canada Inc. (“Schering”), and as such is subject to concentration risk associated with the continuation of its contract with Schering.

13. COMPARATIVE FIGURES

Certain figures in the 2007 consolidated financial statements have been reclassified to conform with the basis of presentation in 2008. The results for Healthcare Consulting which were reported as part of Continuing Operations in 2007 have been reclassified as Discontinued Operations (Note 4).

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

BUSINESS OVERVIEW

The Company’s operations are comprised of three business units: Staffing Solutions, Pain Management Services and Infusion Services. Prior to 2008 the Company also provided Healthcare Consulting Services. These operations were wound-down in the first quarter of 2008. During the three month period ended March 31, 2008, 33% of the Company’s revenue was generated by the Staffing Solutions unit; 43% by the Pain Management unit; and 24% by the Infusion Services unit. From a Gross Margin perspective, the contribution was 19%, 38% and 43%, respectively.

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

CPM more than doubled its patient visits from approximately 16,300 patients in 2006 to more than 34,700 in 2007. Plans are underway to further increase capacity in 2008 by training more doctors and thereby increasing capacity at the Company’s 11 pain management centers. During the first quarter of 2008, the number of patient visits increased 51% to approximately 10,850, from 7,180 in the first quarter of 2007.

INFUSION SERVICES

In March 2001, MedEmerg entered into an agreement with Schering-Plough Canada Inc. (“Schering”) to become a coordinator for the community-based infusion of the medication known as Remicade™. This contract capitalizes on the Company's access to medical clinics for the treatment of patients with various inflammatory disorders, including rheumatoid arthritis and Crohn's disease. The Company delivered more than 15,000 infusions in 2007, a 49% increase over 2006 (10,100). During the first quarter of 2008, the number of infusions increased approximately 24% to more than 4,325 from 3,500 infusions in the first quarter of 2007.

MedEmerg expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of March 31, 2008, the Company operated 25 virtual clinics across Ontario compared to 22 clinics in March 2007. On an as-required basis, the Company rents space in community-based medical clinics. MedEmerg’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs. The Remicade™ is supplied by a local pharmacy.

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

RESULTS OF OPERATIONS

REVENUE

The Company's revenue from continuing operations for the three months ended March 31, 2008 was $5,464,756 compared to $4,822,474 for the three months ended March 31, 2007.

The increase in Revenue during the 2008 period over the comparable 2007 period of approximately 13% was attributable to increases in the Pain Management and Infusion Services divisions, partially offset by a decrease in the Staffing solutions division. Divisional Revenues were:

	Quarter Ended March 31,
Division	2008	2007
Staffing solutions	$1,779,112	$2,737,272
Pain management	2,360,398	1,180,542
Infusion services	1,325,246	904,660
Total	$5,464,756	$4,822,474

Staffing Solutions Revenues decreased 35% in the first quarter of 2008 relative to the same period in 2007. In the third and fourth quarters of 2007 the Company failed to resign two significant contracts. It will take several months to regain the business lost at that time, and there can be no assurance that the Company will be successful in those efforts.

Revenue for Pain Management Services increased 100% in 2008 to $2,360,398, compared to $1,180,542 in 2007. The increase relates to a 51% increase in patient visits from approximately 7,180 in 2007 to more than 10,850 in 2008, a 5% increase in the average patient billing and a strengthening of the Canadian dollar relative to the US dollar of 17%.

The Infusion Services business increased 46% to $1,325,246 from $904,660 in 2007. The increase relates to a 24% increase in patient visits from approximately 3,500 in the first quarter of 2007 to 4,327 in the first quarter of 2008, and further aided by a strengthening of the Canadian dollar relative to the US dollar.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $1,752,996 (44%) for the first quarter of 2008 from $1,219,660 for the same period in 2007.

	Quarter Ended March 31,
Division	2008	2007
Staffing solutions	$339,568	$402,992
Pain management	667,077	328,595
Infusion services	746,351	488,073
Total	$1,752,996	$1,219,660

The Gross Margin from the Staffing Solutions business decreased from $402,992 during the first quarter of 2007 to $339,568 in first quarter of 2008. The decrease of 16% was caused by the loss of certain low Gross Margin business during the second half of 2007. Gross margin as a percentage of revenue increased from 14.7% during the first quarter of 2007 to 19.1% in the first quarter of 2008.

Gross Margin for Pain Management increased 103% from $329,595 in 2007 to $667,077 in 2008. The increase in Gross Margin corresponds to the 100% increase in revenues, aided by a 2% increase in Gross Margin percentage.

The Gross Margin for Infusion Services increased 53% to $746,351 in 2008 compared to $488,073 in 2007 The increase corresponds to the 46% increase in Infusion revenues, enhanced by 4% increase in Gross Margin percentage from 54% to 56.3%, derived from increased operational efficiencies incurred as patient volumes increase.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses. Indirect expenses include corporate overheads, which are allocated to the divisions based on gross margin earned by the division.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	Quarter Ended March 31,
Division	2008	2007
Staffing solutions	$330,165	$429,657
Pain management	867,813	562,286
Infusion services	376,091	333,360
Total	$1,574,069	$1,325,303

On an overall basis, operating expenses increased 19%, or approximately $250,000, to $1,574,069 for the first quarter of 2008 from $1,325,303 for the quarter ended March 31, 2007. The increase was attributable to increased costs associated with the Pain Management business of approximately $305,000; and Infusion Services of approximately $43,000; partially offset by a reduction of expenses with the Staffing Solutions business of approximately $100,000. The increase in costs associated with the Pain Management of 54% relates to the increase in revenues and gross margin of approximately 100%.

AMORTIZATION AND INTEREST

Amortization increased from $47,882 for the three months ended March 31, 2007 to $83,982 for the first quarter of 2008. During the 2007, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers. Consequently amortization costs increased in the first quarter of 2008 compared to the first quarter of the previous year.

For the three months ended March 31, 20087, the Company earned interest net of bank charges of $11,817, compared to $12,775 in the same period in 2007. Cash balances in the first quarter of 2008 decreased relative to the cash balances in the previous year resulting in less interest being earned. This was partially offset by the strengthening of the Canadian dollar relative to the US dollar over the same periods.

Interest on long-term debt in the first quarter of 2008 decreased from $29,097 in the first quarter of 2007 to $24,569. The decrease is associated with the increased portion of interest charges allocated to discontinued operations.

OTHER EXPENSES

The Company reported interest expense on the financial liability carried at amortized cost of $1,435 for the first quarter of 2008 compared to $4,757 in the same period in 2007. This expense arises as a result of   the   Company   adopting   Handbook   Section   3855,   “Financial   Instruments - Recognition   and
Measurement”. The charge to earnings represents the amortization of an unrealized gain on certain liabilities. This is a non cash expense.

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

DISCONTINUED OPERATIONS

Family Medical Clinics
For the three month period ended March 31, 2008 the Company reported a loss from its Family Medical Clinics of $1,047 compared to a loss of $52,042 in the same period in 2007. The Company disposed of its Family Medical Clinics in 2007. The loss in the current period reflects certain costs incurred in disposing of the business.

Government Health Services
During the three month period ended March 31, 2008, the Company had a loss from Government Health Services (the “DND Contract”) of $368 compared to a loss of $4,858 in the first quarter of 2007. Certain residual costs have been incurred on winding-up the DND Contract.

Healthcare Consulting
In February 2008, the division was restructured and the Company decided to not pursue further health human resource planning contracts. Accordingly the results of the Healthcare Consulting business have been reclassified as discontinued operations. During the three month period ended March 31, 2008 the Company had a loss from Healthcare Consulting of $85,694 compared to a loss in the first quarter of 2007 of $55,722. Included in the current year loss is a one-time restructuring charge of approximately $60,000 which was incurred and paid in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2008, the Company's cash position was $2,230,647 compared to $2,291,005 at December 31, 2007.

The reduction in the cash position of ($60,358) in the first quarter of 2008 resulted from (a) an increase in cash from operations of approximately $195,000; (b) changes to non-cash working capital items of ($55,000); (c) a use of funds of ($30,000) from discontinued operations, comprised of a loss of ($80,000) from discontinued operations, net of amortization and a $50,000 increase in working capital from discontinued operations; (d) ($40,000) used by the Company in investing activities with respect to the purchase of property, plant and equipment and other intangible assets; and (e) the repayment of long-term debt of approximately ($50,000). The weakening of the Canadian dollar relative to the U.S. dollar resulted in a foreign exchange loss of approximately ($80,000). The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s Pain Management centers.

The Company believes that cash on hand is adequate to finance our working capital, capital expenditure, and other obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

ADOPTION OF ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of this statement, with respect to financial assets, did not have a material impact on the financial statements of the Company. In February 2008, the FASB issued FSP 157-2, which extends the effective date for adoption for non-financial assets, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Adoption on January 1, 2008 did not have an impact on the Company’s financial statements since SFAS No. 159 is consistent with Canadian GAAP.

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

In December 2007, the FASB issued FAS 160, which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, non-controlling interests will be measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders' equity. In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary. When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. Early adoption is not permitted. The Company does not expect this standard to have a significant impact on its financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. . The Company does not expect this standard to have a significant impact on its financial statements upon adoption.

On January 1, 2008, the Company adopted Section 3862, “Financial Instruments - Disclosures” of the Canadian Institute of Chartered Accountants (“CICA”) Handbook. This Section replaces the disclosure requirements of the previous Section 3861 “Financial Instruments - Disclosure and Presentation” and converges with International Financial Reporting Standard IFRS 7. The new disclosure standard increases the emphasis on the risks associated with both recognized and unrecognized financial instruments and how those risks are managed. The new presentation standard carries forward the former presentation requirements. The Company’s disclosures now conform to this Section 3862 of the CICA Handbook.

On January 1, 2008, the Company adopted Section 3863, “Financial Instruments - Presentation” of the CICA Handbook. This Section is consistent with the previous CICA Handbook Section 3861, “Financial Instruments - Disclosure and Presentation” which was based on International Financial Reporting Standard IAS 32. The Company determined that there was no impact to its financial statement presentation from the adoption of Section 3863 of the CICA Handbook.

On January 1, 2008, the Company adopted Section 1400, “General Standards of Financial Statement Presentation” of the CICA Handbook. Section 1400 was amended to include the requirements for assessing and disclosing an entity’s ability to continue as a going concern from International Financial Reporting Standard IAS 1. The Company determined that there was no impact to its financial statement presentation from the adoption of Section 1400 of the CICA Handbook.

On January 1, 2008, the Company adopted Section 1535 “Capital Disclosures”, of the CICA Handbook. This Section requires disclosure about capital and is harmonized with recently amended International Financial Reporting Standard IAS 1. The standard is applicable to all entities, regardless of whether they have financial instruments. Entities are required to disclose information about its objectives, policies and processes for managing capital, as well as its compliance with any externally imposed capital requirements, where they may exist. The Company’s disclosures now conform to this Section 1535 of the CICA Handbook.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period. Significant areas requiring the use of estimates relate to: (i) the reported amounts of revenues and expenses, (ii) the disclosure of contingent liabilities, (iii) the carrying value of property, plant, and equipment and the rate of amortization related thereto, and (iv) accounting for income taxes. The Company evaluates its estimates on an on-going basis. The Company states its accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2007. These estimates are based on information that is currently available to the Company and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

•
The Company maintains accruals for revenues, physician fees and other direct costs, salaries, benefits, and other costs. Management uses its judgment in determining accruals of revenues and expenses on Healthcare Consulting contracts, which are accounted for using the proportional performance basis. Accruals and estimates for Staffing Solutions contracts are of a short duration; that is, revenues and expenses are generally known before financial statements are finalized. Based on historical experience these accruals have proven accurate. Should changes occur in the future, it may be necessary to revise accrual assumptions.

•
The Company maintains an allowance for doubtful accounts for estimated losses resulting from fraudulent claims made by patients, the inability of corporate customers to make required payments, or as a result of a dispute in the invoiced amount. Fraudulent claims arise when patients seek medical care and provide an invalid health card for payment. The introduction of electronic medical records services, which pre-screen patients prior to services being rendered, is rapidly diminishing the Company’s exposure to fraudulent claims by patients. The adequacy of the bad debt allowance is determined by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic and business conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded allowances for doubtful accounts. As of December 31, 2007, the allowance for doubtful accounts was $40,946 (2006 - $23,203).

•
The Company is subject to various claims and legal actions in the ordinary course of its business. These matters include breach of contract or similar matters arising from contractual disputes. Hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which the Company may become a party relating to services provided by its professionals. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Material pending legal proceedings brought against the Company are described in Note 9 of the financial statements included with this quarterly report on Form 10-Q. As mentioned, the Company is unable to determine its potential exposure regarding these lawsuits at this time. Similarly, the Company has other contingent liabilities that pertain to amounts potentially owing to government authorities. The Company continues to evaluate the probability of an adverse outcome and will provide accruals for such contingencies as required. The Company is currently not aware of any other such pending or threatened litigation or similar contingency that is reasonably likely to have a material adverse effect on it. If such claims arise, they will be evaluated on the probability of an adverse outcome and accruals will be provided, as required, at that time.

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

ITEM 4 T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Our management with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 13a-15c under the Exchange Act as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

Changes in Internal Control over Financial Reporting: There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of the Company.
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of the Company.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MED -EMERG INTERNATIONAL INC. (Registrant)

Principal Executive Officer
	By:	/s/ Dr. Ramesh Zacharias
Date: May 12, 2008		Ramesh Zacharias Chief Executive Officer

Principal Financial and Accounting Officer:
	By:	/s/ William Danis
Date: May 12, 2008		William Danis Chief Financial Officer