Form 10-Q
period 2008-06-30
MED-EMERG INTERNATIONAL INC
filed 2008-08-14
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

As of August 13, 2008, 58,277,696 of the registrant’s common shares were outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $1,960,000 based on the last reported sale price of $0.07 per share on August 13, 2008 as quoted on the OTC Bulletin Board.

MED-EMERG INTERNATIONAL INC.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	3
ITEM 1. CONDENSED FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as at June 30, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statement of Deficit for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)	5

Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)	5

Consolidated Statement of Operations for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)	6

Consolidated Statement of Cash Flows for the three and six months ended June 30, 2008 and June 30, 2007 (Unaudited)	7

Notes to the Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2008 and June 30, 2007	8

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4: CONTROLS AND PROCEDURES	34
PART II: OTHER INFORMATION	35
ITEM 6. EXHIBITS	35
SIGNATURES	36

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Med-Emerg International Inc.
Consolidated Balance Sheets
As at June 30, 2008 and December 31, 2007
(in US$)

	June 30	December 31
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$2,373,944	$2,291,005
Accounts receivable	3,314,217	3,149,967
Prepaid expenses and other	549,721	525,978
Discontinued operations (Note 4)	8,774	-
	6,246,656	5,966,950
Property and equipment	1,237,926	1,314,849
Goodwill	237,596	237,596
Other intangible assets	14,444	9,152
	$7,736,622	$7,528,547
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,604,815	$2,506,416
Deferred revenue	266,124	247,189
Current portion of long-term debt	348,338	445,026
Discontinued operations (Note 4)	274,853	296,007
	3,494,130	3,494,638
Long-term liabilities
Redeemable, convertible Series I Special shares (Notes 6 and 8(a))	3,119,225	3,153,689
	6,613,355	6,648,327
Contingent liabilities (Note 9)
SHAREHOLDERS' EQUITY
Capital stock	16,420,668	16,420,668
Contributed surplus	3,106,792	3,106,792
Deficit	(17,674,842)	(17,949,550)
Accumulated other comprehensive loss	(729,351)	(697,690)
	1,123,267	880,220
	$7,736,622	$7,528,547

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Deficit
For the Three and Six months Ended June 30, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Balance, beginning of period	$(17,955,901)	$(17,567,687)	$(17,949,550)	$(17,236,979)
Net income (loss) attributable to common shareholders	281,059	(235,733)	274,708	(566,441)
Balance, end of period	$(17,674,842)	$(17,803,420)	$(17,674,842)	$(17,803,420)

Med-Emerg International Inc.
Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
For the Three and Six months Ended June 30, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Net income (loss) attributable to common shareholders	$281,059	$(235,733)	$274,708	$(566,441)
Other comprehensive income (loss)
Change in cumulative translation adjustment	4,788	74,781	(31,661)	81,806
Comprehensive income (loss) for the period, attributable to common shareholders	$285,847	$(160,952)	$243,047	$(484,635)

Accumulated other comprehensive loss, beginning of period	$(734,139)	$(842,527)	$(697,690)	$ (849,552)
Other comprehensive income (loss)	4,788	74,781	(31,661)	81,806
Accumulated other comprehensive loss, end of period	$(729,351)	$(767,746)	$(729,351)	$(767,746)

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations
For the Three and Six months Ended June 30, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Revenue	$6,131,286	$5,251,798	$11,596,042	$10,074,272
Physician fees and other direct costs	4,131,506	3,659,440	7,843,266	7,262,254
	1,999,780	1,592,358	3,752,776	2,812,018
Expenses
Salaries and benefits	895,322	819,255	1,763,698	1,588,536
General and administration	425,704	377,253	835,447	788,594
Occupancy costs and supplies	239,146	175,363	470,490	310,400
Travel and marketing	168,777	112,177	233,383	165,303
Interest income, net of bank charges	(9,464)	(32,930)	(21,280)	(45,705)
Interest on long-term debt	25,277	39,883	49,846	68,980
Amortization of property and equipment	90,726	81,785	174,707	129,667
Interest expense on financial liability carried at amortized cost	357	4,279	1,792	9,036
	1,835,845	1,577,065	3,508,083	3,014,811
Income (loss) before discontinued operations	163,935	15,293	244,693	(202,793)
Discontinued operations
Net income (loss) from discontinued operations (Note 4)	117,124	(251,026)	30,015	(363,648)
Net income (loss) attributable to common shareholders	$281,059	$(235,733)	$274,708	$(566,441)
Net income (loss) per common share, basic
Continuing operations	$0.003	$0.000	$0.004	$(0.003)
Discontinued operations	$0.002	$(0.004)	$0.001	$(0.006)
	$0.005	$(0.004)	$0.005	$(0.010)
Weighted average common shares outstanding	58,277,696	58,277,696	58,277,696	58,277,696
Net income (loss) per common share, diluted
Continuing operations	$0.002	$(0.00)	$0.004	$(0.00)
Discontinued operations	$0.002	$(0.00)	$0.000	$(0.00)
	$0.004	$(0.00)	$0.004	$(0.00)
Weighted average common shares and share equivalents, diluted	67,027,696	58,277,696	67,027,696	58,277,696

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
For the Three and Six months Ended June 30, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Cash Flows from (used in) Operating Activities
Net income (loss) before discontinued operations	$163,935	$15,293	$244,693	$(202,793)
Adjustments for:
Amortization of property and equipment	90,725	81,785	174,707	129,667
Interest expense on financial liability carried at amortized cost	357	4,279	1,792	9,036
Accretion of expense on Series I Shares	26,942	23,853	54,042	47,956
	281,959	125,210	475,234	(16,134)
Decrease in non-cash working capital items	(45,329)	(104,757)	(97,560)	(485,499)
Discontinued operations	41,422	(214,735)	8 ,059	(265,701)
	278,052	(194,282)	385,733	(767,334)
Cash Flows from (used in) Investing Activities
Additions to property and equipment	(95,360)	(374,250)	(133,898)	(760,796)
Additions to other intangible assets	(4,115)	-	(5,293)	-
	(99,475)	(374,250)	(139,191)	(760,796)
Cash Flows from (used in) Financing Activities
Repayment of long-term debt	(48,344)	(114,900)	(96,687)	(75,784)
	(48,344)	(114,900)	(96,687)	(75,784)
Effect of foreign currency exchange rate changes on cash and cash equivalents	13,064	251,008	(66,916)	336,519
Increase (decrease) in cash and cash equivalents	143,297	(432,424)	82,939	(1,267,395)
Cash and cash equivalents, beginning of the period	2 ,230,647	3,193,157	2,291,005	4,028,128
Cash and cash equivalents, end of the period	$2,373,944	$2,760,733	$2,373,944	$2,760,733

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Interim Consolidated Financial Statements
For the Three and Six Months ended June 30, 2008 and 2007

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

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At June 30, 2008, the Company had more than 40 physician and nurse staffing contracts in approximately 35 facilities across Ontario.

The Infusion Services division provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario.  In July, 2008, the Infusion Services business expanded its operations into Quebec.

The Pain Management business was launched in November 2004, when the Company acquired a pain management clinic and commenced offering services to Toronto-area residents who experience chronic pain.  Since then, ten additional clinics have opened.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (GAAP). These consolidated financial statements consolidate the accounts of MedEmerg its wholly-owned subsidiaries: Med-Emerg Inc., CPM Health Centres Inc. and CIM Centres d'interventions de médicales inc.

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

3. SUMMARY OF SIGNIFICANT CHANGES IN ACCOUNTING POLICIES

(a)	Deferred start-up costs

In the fourth quarter of 2007 the Company changed the manner in which it accounted for pre-operating expenses.  In the first three quarters of 2007, the Company applied EIC 27 with respect to the capitalization and amortization of costs associated with the pre-operating period of the Company’s pain management centers.  Given the Company’s continued losses in the pain management business, it was determined in the fourth quarter of 2007 that it was appropriate to expense the costs in the period in which they were incurred.  The comparative results presented for the three and six month periods ended June 30, 2007, include expenses of approximately $43,500 and $86,000 respectively that were previously deferred.  The change in policy had no impact on the results under U.S. GAAP as the costs were recorded as expenses in the period incurred.

(b)	Financial instruments - disclosures

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

The Company determined that there was no impact to its financial statement presentation from the adoption Section 3862 of the CICA Handbook.

(c)	Financial instruments - presentation

On January 1, 2008, the Company adopted Section 3863, “Financial Instruments - Presentation” of the CICA Handbook.  This Section is consistent with the previous CICA Handbook Section 3861, “Financial Instruments - Disclosure and Presentation” which was based on International Financial Reporting Standard IAS 32.

The Company determined that there was no impact to its financial statement presentation from the adoption of Section 3863 of the CICA Handbook.

(d)	Going concern

On January 1, 2008, the Company adopted Section 1400, “General Standards of Financial Statement Presentation” of the CICA Handbook.  Section 1400 was amended to include the requirements for assessing and disclosing an entity’s ability to continue as a going concern from International Financial Reporting Standard IAS 1.

The Company determined that there was no impact to its financial statement presentation from the adoption of Section 1400 of the CICA Handbook.

(e)	Capital disclosure

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

The Company’s disclosures now conform to this Section 1535 of the CICA Handbook.

(f)	Future accounting policies

(1)	Goodwill and intangible assets

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

The income from discontinued operations for the six months ended June 30, 2008, is comprised of a loss from the Family Medical Clinics of $6,300 (2007 - $125,208), from the DND Contract of $368 (2007 - income of $3,941), and income from Healthcare Consulting of $36,683 (2007 - a loss of $242,381).

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007

Revenue	$349,235	$274,817	$605,188	$683,632
Physician fees and other direct costs	(38,274)	122,514	(9,471)	278,618
Gross margin	387,509	152,303	614,659	405,014
Operating, general and administrative expenses	258,969	409,639	562,403	767,752
Amortization	6,720	6,338	12,563	12,156
Interest and other expenses	4,696	(12,648)	9,678	(11,246)
Income (loss) from discontinued operations	$117,124	$(251,026)	$30,015	$(363,648)

Results of discontinued operations for 2007 have been adjusted to reflect the impact of the decision taken in February 2008 to discontinue the Healthcare Consulting business.  The adjustment had the following impact on the 2007 results:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2007		June 30, 2007
	(as previously	(as adjusted)	(as previously	(as adjusted)
	reported)		reported)

Revenue	$174,330	$274,817	$334,468	$683,632
Physician fees and other direct costs	86,215	122,514	163,052	278,618
Gross margin	88,115	152,303	171,416	405,014
Operating, general and administrative expenses	157,447	409,639	296,244	767,752
Amortization	-	6,338	-	12,156
Other expenses	(4,963)	(12,648)	(3,561)	(11,246)
Loss from discontinued operations	$(64,369)	$(251,026)	$(121,267)	$(363,648)

The following summarizes the Balance Sheet for discontinued operations as at:

	June 30 2008	December 31, 2007
Assets
Current
Accounts receivable	$8,774		$-
Liabilities
Current
Accounts payable and accrued liabilities	$114,780		$296,007
Deferred revenue	160,073		-
	274,853		296,007
Net liabilities	$(266,079)	$	(296,007)

The accounts payable and accrued liabilities pertains to the Goods and Services Tax (“GST”) which is payable over a period of five years, as per an agreement between the Company and the Canada Revenue Agency (“CRA”).  The GST obligation arose on revenues associated with the DND contract.  An amount of $29,420 (CDN$30,000) is payable monthly and is reviewable every six months. The CRA has the right to register a Lien under the Personal Property Security Act with the Province of Ontario to secure its position.

5. FUTURE INCOME TAXES

The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that, it is not more likely than not that, the deferred tax assets will be realized. As at June 30, 2008, the Company had unrecognized tax benefits of approximately $1,970,000 (2007 - $3,100,000) associated with non-capital losses carried forward and tax pools of approximately $5,900,000 (2007 - $9,200,000) expiring in varying amounts from 2008 to 2027.  In addition the Company has property and equipment tax pools in excess of the net book value totaling approximately $200,000 (2007 - $353,000) available to reduce taxable income and which are not subject to expiry.

The Company files federal and provincial income tax returns in Canada.  The Company is generally no longer subject to income tax examinations by provincial and Federal tax authorities for years before 2005.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended June 30, 2008 and 2007, there were no such interest or penalties.

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

7. RELATED PARTY TRANSACTIONS

There were no related party transactions during the period and there are no related party balances outstanding at June 30, 2008 or December 31, 2007.   Transactions, when incurred, are recorded at their exchange amount which is the amount agreed to by the related parties.

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

Reconciliation of Net Earnings under Canadian GAAP to US GAAP

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007

Net income (loss) - Canadian GAAP	$281,059	$(235,733)	$274,708	$(566,441)
Impact of accretion expense (Note 8(a))	26,942	23,853	54,042	47,956
Interest expense on financial liability carried at amortized cost (Note 8(e))	357	4,279	1,792	9,036
Net income (loss) - U.S. GAAP	$308,358	$(207,601)	$330,542	$(509,449)

Consolidated Statement of Earnings - U.S. GAAP	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Revenue	$6,131,286	$5,251,798	$11,596,042	$10,074,272
Physician fees and other direct costs	4,131,506	3,659,440	7,843,266	7,262,254
	1,999,780	1,592,358	3,752,776	2,812,018
Expenses
Salaries and benefits	895,322	819,255	1,763,698	1,588,536
General and administration	425,704	377,254	835,447	788,594
Occupancy costs and supplies	239,146	175,363	470,490	310,400
Travel and marketing	168,777	112,177	233,383	165,303
Interest (income) expense, net of bank charges	(9,464)	(32,930)	(21,280)	(45,705)
Interest on long-term debt	(1,665)	16,029	(4,196)	21,024
Amortization of property and equipment	90,726	81,785	174,707	129,667
	1,808,547	1,548,933	3,452,249	2,957,819
Income (loss) before discontinued operations	191,234	43,425	300,527	(145,801)
Net income (loss) from discontinued operations	117,124	(251,026)	30,015	(363,648)
Net income (loss) attributable to common shareholders - U.S. GAAP	$308,358	$(207,601)	$330,542	$(509,449)
Net income (loss) per share, basic and diluted - U.S. GAAP
Continuing operations	$0.003	$0.001	$0.005	$(0.003)
Discontinued operations	$0.002	$(0.004)	$0.001	$(0.006)
Weighted average common shares and share equivalents, basic	58,277,696	58,277,696	58,277,696	58,277,696
Net income (loss) per common share, diluted
Continuing operations	$0.003	$0.001	$0.004	$(0.003)
Discontinued operations	$0.002	$(0.004)	$0.000	$(0.006)
Weighted average common shares and share equivalents, diluted	67,027,696	58,277,696	67,027,696	58,277,696

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30 2008	June 30 2007	June 30 2008	June 30 2007
Net income (loss) - U.S. GAAP	308,358	(207,601)	3 30,542	(509,449)
Foreign currency translation adjustment	27,858	220,299	(109,395)	328,254
Comprehensive loss	$336,217	$12,698	$221,147 $	(181,195)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Accumulated other comprehensive loss, beginning of period	$(455,232)	$(785,863)	$(317,979)	$(792,888)
Other comprehensive (loss) income	27,858	220,299	(109,395)	328,254
Accumulated other comprehensive loss, end of period	$(427,374)	$(565,564)	$(427,374)	$(464,634)

Consolidated Balance Sheets
	As At June 30, 2008		As At December 31, 2007
	As reported	U.S. GAAP	As reported	U.S. GAAP

Current assets
Cash	$2,373,944	$2,373,944	$2,291,005	$2,291,005
Accounts receivable	3,314,217	3,314,217	3,149,967	3,149,967
Prepaid expenses and other	549,721	549,721	525,978	525,978
Discontinued operations	8,774	8,774	-	-
	6,246,656	6,246,656	5,966,950	5,966,950
Property and equipment	1,237,926	1,237,926	1,314,849	1,314,849
Goodwill	237,596	237,596	237,596	237,596
Other intangible assets	14,444	14,444	9,152	9,152
	$7,736,622	$7,736,622	$7,528,547	$7,528,547
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8(e))	$2,604,815	$2,606,608	$2,506,416	$2,507,665
Deferred revenue	266,124	266,124	247,189	247,189
Current portion of long-term debt	348,338	348,338	445,026	445,026
Discontinued operations	274,853	274,853	296,007	296,007
	3,494,130	3,495,923	3,494,638	3,495,887
Long-term liabilities
Redeemable, convertible Series I Special shares (Note 8(a))	3,119,225	-	3,153,689	-
	3,119,225	-	3,153,689	-
	6,613,355	3,495,923	6,648,327	3,495,887
Series 1 Special Shares (Note 8(a))	-	3,106,475	-	3,106,475
SHAREHOLDERS' EQUITY
Capital stock (Notes 8 (a, b, c))	16,420,668	16,990,091	16,420,668	16,990,091
Contributed surplus (Note 8 ( c ))	3,106,792	3,143,198	3,106,792	3,143,198
Deficit (Notes 8 (a, b, e))	(17,674,842)	(18,571,690)	(17,949,550)	(18,889,125)
Accumulated other comprehensive loss (Note 8 (f))	(729,351)	(427,375)	(697,690)	(317,979)
	1,123,267	1,134,224	880,220	926,185
	$7,736,622	$7,736,622	$7,528,547	$7,528,547

Consolidated Statement of Cash Flows	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Operating activities
Net income (loss) before discontinued operations	$191,234	$43,425	$300,527	$(145,801)
Adjustments for:
Amortization of property and equipment	90,726	81,785	174,707	129,667
	281,960	125,210	475,234	(16,134)
Decrease in non-cash working capital components	(45,330)	(104,757)	(97,560)	(485,499)
Discontinued operations	41,422	(214,735)	8,059	(265,701)
	278,052	(194,282)	385,733	(767,334)
Cash Flows used in Investing Activities
Additions to property and equipment	(95,360)	(374,250)	(133,898)	(760,796)
Additions to other intangible assets	(4,115)	-	(5,293)	-
	(99,475)	(374,250)	(139,191)	(760,796)
Cash Flows used in Financing Activities
Repayment of long-term debt	(48,344)	(114,900)	(96,687)	(75,784)
	(48,344)	(114,900)	(96,687)	(75,784)
Effect of foreign currency exchange rate changes on cash and cash equivalents	13,064	251,008	(66,916)	336,519
Increase (decrease) in cash and cash equivalents	1 43,297	(432,424)	82,939	(1,267,395)
Cash and cash equivalents, beginning of the period	2 ,230,647	3,193,157	2,291,005	4,028,128
Cash and cash equivalents, end of the period	$2,373,944	$2,760,733	$2,373,944	$2,760,733

(a)           Redeemable, convertible Series I Special Shares

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

As a result of accounting for the Series I Shares as a compound financial instrument under Canadian GAAP, the liability component is accreted to the face value of the shares over the five year period to maturity.  As the Series I Shares are not a liability for U.S. GAAP purposes the accretion expense charged to net income for the period under Canadian GAAP is reversed for U.S. GAAP purposes.  Furthermore, since under U.S. GAAP the Series I Shares are “quasi-equity” the face value is adjusted to the initial U.S. dollar value on issuance and the foreign currency translation adjustment recorded under Canadian GAAP relating to the liability component is reversed for U.S. GAAP purposes.

The reconciliation of Canadian to U.S. GAAP for the Series I Shares is as follows:

	June 30	December 31
	2008	2007
Liability portion of redeemable, convertible Series I Shares - Canadian GAAP	$3,119,225	$3,153,689
Impact of accretion expense	(192,816)	(149,546)
Equity portion of redeemable, convertible Series I Shares	4 82,043	482,043
Translation adjustment attributable to Series I Shares	(301,976)	(379,711)
Series I Shares - U.S. GAAP	$3,106,475	$3,106,475

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

(e)             Financial instruments - recognition and measurement

On January 1, 2007, the Company adopted Section 3855 of the Canadian Institute of Chartered Accountants’ (“CICA”) Handbook, “Financial Instruments - Recognition and Measurement”. It describes the standards for recognizing and measuring financial instruments in the balance sheet and the standards for reporting gains and losses in the financial statements. Financial assets available for sale, assets and liabilities held for trading and derivative financial instruments, whether part of a hedging relationship or not, have to be measured at fair value.  The adoption of this Section was done retroactively without restatement of the consolidated financial statements of prior periods. As at January 1, 2007, the impact on the consolidated balance sheet of measuring the financial assets and liabilities using the effective interest rate method was a decrease in accounts payable and opening deficit of $16,972, of which $1,792 was amortized to earnings during the six months ended June 30, 2008 (2007 - $9,036).  U.S. GAAP does not require a similar measurement of financial instruments.

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

The effect of these accounting differences on capital stock, contributed surplus, deficit and cumulative translation adjustment are as follows:

	June 30	December 31
	2008	2007
Capital stock - Canadian GAAP	$16,420,668	$16,420,668
Capital stock issued on purchase of YFMC Healthcare Inc. (Note 8(b))	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued (Note 8( c ))	(36,406)	(36,406)
Equity portion of redeemable Series I Shares (Note 8(a))	(482,043)	(482,043)
Capital stock - U.S. GAAP	$16,990,091	$16,990,091
Contributed surplus - Canadian GAAP	$3,106,792	$3,106,792
Share purchase warrants (Note 8( c ))	36,406	36,406
Contributed surplus - U.S. GAAP	$3,143,198	$3,143,198
Deficit - Canadian GAAP	$(17,674,842)	$(17,949,550)
Write-off of goodwill on purchase of YFMC Healthcare Inc. (Note 8(b))	(1,087,872)	(1,087,872)
Impact of accretion expense (Note 8(a))	1 92,816	149,545
Financial instruments - recognition and measurement (Note 8 (e))	-	(16,972)
Interest expense on financial liability carried at amortized cost (Note 8 (a))	(1,792)	15,724
Deficit - U.S. GAAP	$(18,571,690)	$(18,889,125)
Cumulative translation adjustment - Canadian GAAP	$(729,351)	$(697,690)
Translation adjustment attributable to Series I Shares (Note 8(a))	3 01,976	379,711
Cumulative translation adjustment - U.S. GAAP	$(427,375)	$(317,979)
Shareholders' equity - U.S. GAAP	$1,134,224	$926,185

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FSP 157-2, which extends the effective date for adoption, related to non-financial assets, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial statements

In December 2007, the FASB issued FASB No. 141R, Business Combinations (FASB 141R), which replaces FASB 141. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any non-controlling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FASB 141R could have an impact on its future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of FASB No. 141R.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of FAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the final version of FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"), was issued.  The new accounting rules will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption is not permitted.  The Company is currently evaluating the impact of FAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

9. CONTINGENT LIABILITIES

(i)
There is uncertainty with respect to the Company’s liability for Goods and Services Tax pertaining to certain services that it previously provided.  The measurement of this uncertainty is not determinable and management is of the view that it is not probable a liability will be confirmed.  No amount has been provided in these consolidated financial statements.

(ii)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a third party.  The potential costs to the Company associated with this dispute range from $nil to $1.5 million.  During the second quarter the Company received an assessment of approximately $420,000 relating to a portion of the matters in dispute.  The Company has appealed the assessment and continues to be of the view that it is not probable that the Company will be found liable for these costs. No amount has been provided in these consolidated financial statements.

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

(iv)
The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next five years, during the respective lease terms, totals $700,000.

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

Any liability resulting from the above will be reflected as a charge to income in the year the liability, if any, is confirmed.

10. CAPITAL DISCLOSURES

	Carrying Amount	Contractual Cash Flows	0 to 12 Months	12 to 24 Months	24 to 48 Months
Accounts payable and accrued liabilities	$2,604,815	$2,605,277	$2,605,277	$-	$-
Deferred revenue	2 66,124	266,124	266,124	-	-
Long-term debt	348,338	348,338	348,338	-	-
Discontinued operations	2 74,853	274,853	274,853	-	-
Series I Shares	3,119,225	3,106,475	-	-	3,106,475
	$6,613,355	$6,601,067	$3,494,592	$-	$3,106,475

The Company’s objectives when managing capital are:
1.	To safeguard the Company’s ability to obtain financing should the need arise;
2.	To provide an adequate return to its shareholders; and
3.	To maintain financial flexibility in order to enhance the access to capital in the event of future acquisitions.

The Company defines its capital as follows:
1.	Shareholders’ equity;
2.	Series I special shares;
3.	Long-term debt including current portion;
4.	Discontinued operations;
5.	Deferred revenue including the current portion;
6.	Cash and temporary investments.

The Company’s financial strategy is designed and formulated to maintain a flexible capital structure consistent with the objectives stated above and to respond to changes in economic conditions and the risk characteristics of the underlying assets. The Company has limited its investments to short and mid-term assets to ensure their liquidity matches its operational requirements.

The Company monitors its capital on the basis of its net debt to adjusted capital ratio.  The ratios at June 30, 2008 and December 31, 2007 were:

	June 30 2008	December 31 2007
Total debt	$3,494,130	$3,494,638
Less: cash and cash equivalents	2,373,944	2,291,005
Net debt	$1,120,186	$1,203,633
Total equity	$1,123,267	$880,220
Add: Series I Shares	3,119,225	3,153,689
Adjusted capital	$4,242,492	$4,033,909
Net debt to adjusted capital ratio	0.26	0.30

The decrease in the net debt to adjusted capital ratio is the result of the earnings in the first six months of 2008.  The change in the ratio is in line with Management’s expectation.

11. SEGMENTED INFORMATION

The Company operates under three business units: Staffing Solutions, Medical Services, and Healthcare Consulting Services.

The segmented information for the business units are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Revenue
Staffing solutions	$1,904,137	$2,638,345	$3,683,249	$5,375,616
Pain management services	2,809,448	1,525,884	5,169,845	2,706,426
Infusion services	1,417,701	1,087,569	2,742,948	1,992,230
	6,131,286	5,251,798	11,596,042	10,074,272
Gross margin
Staffing solutions	464,401	428,004	803,970	830,995
Pain management services	716,140	524,767	1,383,217	853,363
Infusion services	819,239	639,587	1,565,589	1,127,660
	1,999,780	1,592,358	3,752,776	2,812,018
Operating expenses
Staffing solutions	355,251	379,824	685,416	809,480
Pain management services	960,773	748,199	1,828,586	1,353,967
Infusion services	412,925	356,025	789,016	689,385
	1,728,949	1,484,048	3,303,018	2,852,833
Divisional income (loss)
Staffing solutions	109,150	48,180	118,554	21,515
Pain management services	(244,633)	(223,432)	(445,369)	(500,605)
Infusion services	406,314	283,562	776,573	438,275
	270,831	108,310	449,758	(40,816)
Other general expenses
Interest income, net of bank charges	(9,464)	(32,930)	(21,280)	(45,705)
Interest on long-term debt	25,277	39,883	49,846	68,980
Amortization of property and equipment	90,726	81,785	174,707	129,667
Interest expense on financial liability carried at amortized cost	357	4,279	1,792	9,036
	106,896	93,017	205,065	161,978
Income (loss) from continuing operations	$163,935	$15,293	$244,693	$(202,793)

12.  ECONOMIC DEPENDENCE

The Company derived approximately 24% of its revenue for the six month period ended June 30, 2008 (2007 - 20%) from services provided under its contract with Schering-Plough Canada Inc. (“Schering”), and as such is subject to concentration risk associated with the continuation of its contract with Schering.

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

The Company’s operations are comprised of three business units: Staffing Solutions, Pain Management Services and Infusion Services.  Prior to 2008 the Company also provided Healthcare Consulting Services.  These operations were wound-down in the first quarter of 2008.  During the six month period ended June 30, 2008, 32% of the Company’s revenue was generated by the Staffing Solutions unit; 45% by the Pain Management unit; and 23% by the Infusion Services unit. From a Gross Margin perspective, the contribution was 21%, 37% and 42%, respectively.

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

The Company’s Infusion Services business provides intravenous infusion services for pharmaceutical companies in 25 community-based clinics in Ontario, Canada.  In July, 2008, the Infusion Services business expanded its operations into Quebec, Canada.

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

CPM continues to grow rapidly, with its patient visits increasing from approximately 15,500 patients in the first six months of 2007 to more than 23,600 in the first half of 2008, an increase of 52%. Plans are underway to further increase capacity by training more doctors at the Company’s 11 pain management centers.

INFUSION SERVICES

In March 2001, MedEmerg entered into an agreement with Schering-Plough Canada Inc. (“Schering”) to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to medical clinics for the treatment of patients with various inflammatory disorders, including rheumatoid arthritis and Crohn's disease. The Company delivered more than 15,000 infusions in 2007, a 49% increase over 2007 (10,100).  During the first half of 2008, the number of infusions increased approximately 22% to 8,871 from 7,293 infusions in the first half of 2007.
MedEmerg expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of June 30, 2008, the Company operated 25 virtual clinics across Ontario compared to 22 clinics in June 2007.  On an as-required basis, the Company rents space in community-based medical clinics.  MedEmerg’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs.  The Remicade™ is supplied by a local pharmacy.

Remicade™ is currently approved by Health Canada for six indications in Canada: rheumatoid arthritis, Crohn’s disease, ankylosing spondylitis, ulcerative colitis, psoriatic arthritis and psoriasis.   Once an indication is approved by Health Canada, it is more likely that doctors will prescribe the medicine and that insurance companies will provide reimbursement for the medicine.  Historically, more than 60% of infusions have related to Crohn’s disease and rheumatoid arthritis.  The Company expects growth related to Remicade™ to level off unless additional indications are approved by Health Canada or the Company is awarded more clinic locations by Schering.

The Company continues to look for additional products to offer through its infusion clinics and the opportunity to open clinics in new locations. In July, 2008, Schering expanded the Company’s contract to include Quebec-based infusion centers and awarded the Company ten additional infusion sites.

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared to three months ended June 30, 2007

REVENUE

The Company's revenue from continuing operations for the three months ended June 30, 2008 was $6,131,286 compared to $5,251,798 for the three months ended June 30, 2007.

The increase in Revenue during the 2008 period over the comparable 2007 period of approximately 17% was attributable to increases in the Pain Management and Infusion Services divisions, partially offset by a decrease in the Staffing solutions division.  Divisional Revenues were:

	THREE MONTHS ENDED
	June 30	June 30
	2008	2007
Revenue
Staffing solutions	$1,904,137	$2,638,345
Pain management services	2,809,448	1,525,884
Infusion services	1,417,701	1,087,569
	6,131,286	5,251,798

Staffing Solutions Revenues decreased 28% in the second quarter of 2008 relative to the same period in 2007.  In the third and fourth quarters of 2007 the Company failed to resign two significant contracts.  It will take several months to regain the business lost at that time, and there can be no assurance that the Company will be successful in these efforts.    The decrease in revenue resulting from the failure to resign these two contracts was partially offset by the strengthening of the Canadian dollar relative to the US dollar.

Revenue for Pain Management Services increased 84% in 2008 to $2,809,448, compared to $1,525,884 in 2007.   The increase relates to a 54% increase in patient visits from approximately 8,310 in 2007 to 12,760 in 2008, an 11% increase in the average patient billing and a strengthening of the Canadian dollar relative to the US dollar of 13%.

The Infusion Services business increased 30% to $1,417,701 from $1,087,569 in 2007.  The increase relates to a 20% increase in patient visits from approximately 3,800 in the second quarter of 2007 to 4,544 in the second quarter of 2008, and further aided by a strengthening of the Canadian dollar relative to the US dollar.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $1,999,780 (25%) for the second quarter of 2008 from $1,592,358 for the same period in 2007.

	THREE MONTHS ENDED
	June 30	June 30
	2008	2007
Gross Margin
Staffing solutions	$464,401	$428,004
Pain management services	716,140	524,767
Infusion services	819,239	639,587
	1,999,780	1,592,358

The Gross Margin from the Staffing Solutions business increased from $428,004 during the second quarter of 2007 to $464,401 in second quarter of 2008.  The increase of 8% was earned despite a reduction of Staffing Revenue.  The Company did not renew a significant contract in the third quarter of 2007 that generated low gross margins.  New business that has been won, has consistently earned stronger gross margins in the current quarter.  Gross margin as a percentage of revenue increased from 16.2% during the second quarter of 2007 to 24.4% in the second quarter of 2008.

Gross Margin for Pain Management increased 35% from $524,767 in 2007 to $716,140 in 2008.  The increase in Gross Margin corresponds to the 84% increase in revenues which was partially offset by increased cost of sales associated with physician and medical supply costs.

The Gross Margin for Infusion Services increased 28% to 819,239 in 2008 compared to $639,587 in 2007.  The increase corresponds to the 30% increase in Infusion revenues.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Indirect expenses include corporate overheads, which are allocated to the divisions based on gross margin earned by the division.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	THREE MONTHS ENDED
	June 30 2008	June 30 2007
Operating expenses
Staffing solutions	355,251	379,824
Pain management services	960,773	748,199
Infusion services	412,925	356,025
	1,728,949	1,484,048

On an overall basis, operating expenses increased 17%, or approximately $245,000, to $1,728,949 for the second quarter of 2008 from $1,484,048 for the quarter ended June 30, 2007.  The increase was attributable to increased costs associated with the Pain Management business and the Infusion Services business of approximately $215,000; and approximately $55,000, respectively.  These increases were partially offset by a reduction of expenses with the Staffing Solutions business of approximately $25,000.  The increase in costs associated with the Pain Management of 28% relates to a corresponding increase in gross margins.

AMORTIZATION AND INTEREST

Amortization increased from $81,785 for the three months ended June 30, 2007 to $90,726 for the second quarter of 2008.  During second half of 2007 and the first quarter of 2008, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers.  Consequently amortization costs increased in the second quarter of 2008 compared to the second quarter of the previous year.

For the three months ended June 30, 2008, the Company earned interest net of bank charges of $9,464, compared to $32,930 in the same period in 2007.  Cash balances in the second quarter of 2008 decreased relative to the cash balances in the previous year resulting in the reduction of interest income.

Interest on long-term debt in the second quarter of 2008 decreased from $39,883 in the second quarter of 2007 to $25,277 as the Company reduced its long-term debt.

OTHER EXPENSES

The Company reported interest expense on the financial liability carried at amortized cost of $357 for the second quarter of 2008 compared to $4,279 in the same period in 2007.  This expense arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”.  The charge to earnings represents the amortization of an unrealized gain on certain liabilities.  This is a non cash expense.

INCOME TAXES

For the three months ended June 30, 2008 and 2007, there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years.  The Company pays income taxes in accordance with Canadian federal and provincial income tax legislation. We do not expect to pay significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS
Family Medical Clinics
For the three month period ended June 30, 2008 the Company reported a loss from its Family Medical Clinics of approximately $5,300 compared to a loss of $73,697 in the same period in 2007.  The Company disposed of its Family Medical Clinics in 2007.  The loss in the current period reflects certain costs incurred in disposing of the business.

Government Health Services
During the three month period ended June 30, 2008, the Company had a loss from Government Health Services (the “DND Contract”) of $nil compared to income of $9,328 in the second quarter of 2007.  The income earned in the second quarter of 2007 relates to interest earned on settlements negotiated with the Government.

Healthcare Consulting
In February 2008, the division was restructured and the Company decided to not pursue further health human resource planning contracts.  Accordingly the results of the Healthcare Consulting business have been reclassified as discontinued operations.  During the three month period ended June 30, 2008 the Company had income from Healthcare Consulting of $122,424 compared to a loss in the second quarter of 2007 of $186,657.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

REVENUE

The Company's revenue from continuing operations for the six months ended June 30, 2008 was $11,596,042 compared to $10,074,272 for the six months ended June 30, 2007.

The increase in revenue during the 2008 period over the comparable 2007 period of approximately 15% was attributable to an increase in Pain Management Services and Infusion Services, offset by a decrease in Staffing Solutions revenues.  Divisional revenues were:

	THREE MONTHS ENDED
	June 30	June 30
	2008	2007
Revenue
Staffing solutions	$3,683,249	$5,375,616
Pain management services	5,169,845	2,706,426
Infusion services	2,742,948	1,992,230
	11,596,042	10,074,272

Staffing revenues decreased 31% for the six months ended June 30, 2008 from 2007.  In the third and fourth quarters of 2007 the Company failed to resign two significant contracts. It will take several months to regain the business lost at that time, and there can be no assurance that the Company will be successful in those efforts.  The decrease in revenue resulting from the failure to resign these two contracts was partially offset by the strengthening of the Canadian dollar relative to the US dollar.

Revenue from the Pain Management Services division in the first six months of 2008 increased 91% to $5,169,845 from $2,706,426.  The increase relates to a 52% increase in patient visits from approximately 15,500 in 2007 to more than 23,600 in 2008, a 12% increase in the average patient billing and a strengthening of the Canadian dollar relative to the US dollar of 13%.

The Infusion business increased to $2,742,948 from $1,992,230 in 2007.  The 38% increase in the Infusion business was driven by a 21% increase in infusions from 7,293 in the first six months of 2007 to 8,871 in the same period of 2008 and by the strengthening of the Canadian dollar relative to the US dollar by 13%.

GROSS MARGIN

Gross margin (revenue less physician and other direct costs) increased to $3,752,776 (33%) for six month period ended June 30, 2008, from $2,815,760 for the same period in 2007.

	SIX MONTHS ENDED
	June 30	June 30
	2008	2007
Gross margin
Staffing solutions	803,970	830,995
Pain management services	1,383,217	853,363
Infusion services	1,565,589	1,127,660
	3,752,776	2,812,018

The Gross Margin from the Staffing business decreased to $803,970,from $830,995 in 2007.  The decrease of 3% was much lower than the decrease in revenue for the Staffing business, because the decrease in revenue was caused by the loss of certain low Gross Margin business during the second half of 2007. Gross margin as a percentage of revenue increased from 15.1% during the first half of 2007 to 21.8% in the first half of 2008.

Gross Margin for Pain Management increased 62% from $853,363 in 2007 to $1,383,217 in 2008. The increase in Gross Margin corresponds to the 91% increase in revenues, partially offset by a reduction in the Gross Margin percentage, from 33.1% to 26.9%, caused by increased costs associated with physicians and medical supplies.

The Gross Margin for Infusion Services increased 39% to $1,565,589 in 2008 compared to $1,127,660 in 2007. The increase corresponds to the 38% increase in Infusion revenues.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Direct expenses include those costs that are directly related to the operations of the business unit.  Indirect expenses include corporate overheads, which are allocated to the divisions, based on the gross margin earned by the division.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	SIX MONTHS ENDED
	June 30	June 30
	2008	2007
Operating expenses
Staffing solutions	685,416	809,480
Pain management services	1,828,586	1,353,967
Infusion services	789,016	689,385
	3,303,018	2,852,833

On an overall basis, operating expenses increased 16% to $3,303,018 for the six months ended June 30, 2008 from $2,852,833 for the same period in 2007.  The increase was attributable to increased costs associated with the Pain Management business of approximately $475,000; and Infusion Services of approximately $100,000; partially offset by a reduction of expenses with the Staffing Solutions business of approximately $125,000.  The increase in costs associated with the Pain Management of 44% relates to the 62% increase in gross margins.

AMORTIZATION AND INTEREST

Amortization increased from $129,667 for the six months ended June 30, 2007 to $174,707 for the same period in 2008.  During the second half of 2007 and the first quarter of 2008, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers.  Consequently amortization costs increased in the first half of 2008 compared to the same period of the previous year.

For the six months ended June 30, 2008, the Company earned interest net of bank charges of $21,280, compared to $45,705 in the same period in 2007.  Cash balances in the first half of 2008 decreased relative to the cash balances in the previous year resulting in less interest being earned.

Interest on long-term debt for the six months ended June 30, 2008 decreased from $68,980 in 2007 to $49,846 as the Company reduced its long-term debt.

OTHER EXPENSES

The Company reported interest expense on the financial liability carried at amortized cost of $1,792 for the first half of 2008 compared to $9,036 in the same period in 2007.  This expense arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”.  The charge to earnings represents the amortization of an unrealized gain on certain liabilities.  This is a non cash expense.

INCOME TAXES

For the six months ended June 30, 2008 and 2007, there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years.  The Company pays income taxes in accordance with Canadian federal and provincial income tax legislation. We do not expect to pay significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS - GOVERNMENT HEALTHCARE SERVICES

Family Medical Clinics
For the six month period ended June 30, 2008 the Company reported a loss from its Family Medical Clinics of approximately $6,300 compared to a loss of approximately $125,200 in the same period in 2007.  The Company disposed of the Family Medical Clinics in 2007.  The loss in the current period reflects certain costs incurred in disposing of the business.

Government Health Services
During the six month period ended June 30, 2008, the Company had expenses from Government Health Services (the “DND Contract”) of approximately $370 compared to income of approximately $3,900 for the same period in 2007.  Certain residual costs have been incurred on winding-up the DND Contract.

Healthcare Consulting
In February 2008, the division was restructured and the Company decided to not pursue further health human resource planning contracts.  Accordingly the results of the Healthcare Consulting business have been reclassified as discontinued operations.  During the six month period ended June 30, 2008 the Company had income from Healthcare Consulting of $36,683 compared to a loss in the first six months of 2007 of $242,381.  Included in the current period’s income is a one-time restructuring charge of approximately $60,000 which was incurred and paid in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2008, the Company's cash position was $2,373,944 compared to $2,291,005 at December 31, 2007.

The increase in the cash position of $82,939 in the first half of 2008 resulted from (a) an increase in cash from operations of approximately $475,000; (b) decreases in non-cash working capital items of $100,000; (c) funds generated by discontinued operations of $10,000, comprised of income of $40,000 from discontinued operations, net of amortization and a $30,000 decrease in working capital from discontinued operations; (d) $140,000 used by the Company in investing activities with respect to the purchase of property and equipment and other intangible assets; and (e) the repayment of long-term debt of approximately $100,000. The weakening of the Canadian dollar relative to the U.S. dollar resulted in a foreign exchange loss of approximately $65,000.  The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s Pain Management centers.

The Company believes that cash on hand is adequate to finance our working capital, capital expenditure, and other obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

ADOPTION OF ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FSP 157-2, which extends the effective date for adoption, for non-financial assets, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on its financial statements

In December 2007, the FASB issued FASB No. 141R, Business Combinations (FASB 141R), which replaces FASB 141. FASB 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any non-controlling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FASB 141R could have an impact on its future consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of FASB No. 141R.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of FAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the final version of FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"), was issued.  The new accounting rules will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. Early adoption is not permitted.  The Company is currently evaluating the impact of FAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities during the reporting period.  Significant areas requiring the use of estimates relate to:  (i) the reported amounts of revenues and expenses, (ii) the disclosure of contingent liabilities, (iii) the carrying value of property and equipment and the rate of amortization related thereto, and (iv) accounting for income taxes.  The Company evaluates its estimates on an on-going basis. The Company states its accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2007. These estimates are based on information that is currently available to the Company and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could vary from those estimates under different assumptions or conditions.  The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

•
The Company maintains accruals for revenues, physician fees and other direct costs, salaries, benefits, and other costs.  Management uses its judgment in determining accruals of revenues and expenses on Healthcare Consulting contracts, which are accounted for using the proportional performance basis.  In assessing proportional performance, management considers the amount of labor originally forecast plus/minus adjustments based on experience to-date on the contract plus any variances to the forecast labor hours for the remainder of the contract.  Accruals and estimates for Staffing Solutions contracts are of a short duration; that is, revenues and expenses are generally known before financial statements are finalized.  Based on historical experience these accruals have proven accurate.  Should changes occur in the future, it may be necessary to revise accrual assumptions.

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

•
The Company is required to estimate the amount of tax payable for the current year and the future income tax assets and liabilities recorded in the financial statements accounts for future tax consequences of events that have been reflected in its financial statements.  Significant management judgment is required to assess the timing and probability of the ultimate tax impact.  The Company records valuation allowances on future tax assets to reflect the expected realizable future tax benefits.  Actual income taxes could vary from these estimates due to future changes in income tax law, changes in the jurisdictions in which the Company operates, the inability to generate sufficient future taxable income or unpredicted results from potential examinations or determinations of each year’s liability by the taxing authorities.  Valuation allowances primarily relate to potential future tax assets arising from accounting amortization claimed in excess of tax depreciation and tax losses carried forward.  Management must assess both positive and negative evidence when determining whether it is more likely than not that future tax assets will be recoverable in future periods.  Based on this assessment, a valuation allowance must be established where management has determined, based on current facts and reasonable assumptions, that such future tax assets will not likely be realized by the Company.  Realization is based on the Company’s ability to generate sufficient future taxable income.  The Company intends to maintain a valuation allowance against its future tax assets until sufficient positive evidence exists to support its reversal.  Changes in material assumptions can occur from period to period due to the aging of prior year’s losses, the cumulative effect of current period taxable income and other sources of positive and negative evidence.  If these changes in material assumptions were to provide sufficient positive evidence, the Company could record the net benefit of $2.0 million associated with non-capital loss carryforwards and tax pools of $6.0 million, or a portion thereof, as a recovery of income taxes in the period when realization becomes more likely than not and a corresponding increase in net future income tax assets.

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
Date: August 14, 2008

Principal Financial and Accounting Officer:
	By:	/s/ William Danis
William Danis
Chief Financial Officer
Date: August 14, 2008