Form 10-Q
period 2008-09-30
MED-EMERG INTERNATIONAL INC
filed 2008-11-14
CIK 1030179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]    Accelerated filer [ ]     Non-accelerated filer []     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 13, 2008, 58,277,696 of the registrant’s common shares were outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $2,240,000 based on the last reported sale price of $0.08 per share on November 5, 2008 as quoted on the OTC Bulletin Board.

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Med-Emerg International Inc.
Consolidated Balance Sheet
As at September 30, 2008 and December 31, 2007
(in US$)

	September 30	December 31
	2008	2007
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$2,393,206	$2,291,005
Accounts receivable	3,251,364	3,149,967
Prepaid expenses and other	274,538	525,978
Discontinued operations (Note 4)	101,694	-
	6,020,802	5,966,950

Property and equipment	1,150,713	1,314,849
Goodwill	237,596	237,596
Other intangible assets	17,357	9,152
	$7,426,468	$7,528,547

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,575,871	$2,506,416
Deferred revenue	213,268	247,189
Current portion of long-term debt (Note 13(b))	300,003	445,026
Discontinued operations (Note 4)	174,408	296,007
	3,263,550	3,494,638
Long-term liabilities
Redeemable, convertible Series I Special shares (Notes 6 and 8(a))	3,014,450	3,153,689
	6,278,000	6,648,327
Contingent liabilities (Note 9)
SHAREHOLDERS' EQUITY
Capital stock	16,420,668	16,420,668
Contributed surplus	3,106,792	3,106,792
Deficit	(17,605,992)	(17,949,550)
Accumulated other comprehensive loss	(773,000)	(697,690)
	1,148,468	880,220
	$7,426,468	$7,528,547

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Deficit
For the Three and Nine months Ended September 30, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Balance, beginning of period	$(17,674,843)	$(17,803,420)	$(17,949,550)	$(17,236,979)

Net income (loss) attributable to common shareholders	68,851	(237,352)	343,558	(803,793)

Balance, end of period	$(17,605,992)	$(18,040,772)	$(17,605,992)	$(18,040,772)

Med-Emerg International Inc.
Consolidated Statements of Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
For the Three and Nine months Ended September 30, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007
Net income (loss) attributable to common shareholders	$68,851	$(237,352)	$343,558	$(803,793)
Other comprehensive (loss) income
Change in cumulative translation adjustment	(43,649)	47,957	(75,310)	129,763

Comprehensive income (loss) for the period, attributable to common shareholders	$25,202	$(189,395)	$268,248	$(674,030)

Accumulated other comprehensive loss, beginning of period	$(729,351)	$(767,746)	$(697,690)	$(849,552)

Other comprehensive (loss) income	(43,649)	47,957	(75,310)	129,763

Accumulated other comprehensive loss, end of period	$(773,000)	$(719,789)	$(773,000)	$(719,789)

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Operations
For the Three and Nine months Ended September 30, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Revenue	$6,177,030	$5,513,221	$17,773,072	$15,587,493
Physician fees and other direct costs	4,013,419	3,963,251	11,856,685	11,225,505
	2,163,611	1,549,970	5,916,387	4,361,988
Expenses
Salaries and benefits	1,000,712	830,938	2,764,410	2,419,474
General and administration	590,482	407,771	1,425,930	1,196,366
Occupancy costs and supplies	256,241	214,934	726,732	525,334
Travel and marketing	121,959	85,506	355,342	250,809
Interest income, net of bank charges	(6,654)	(27,814)	(27,935)	(73,520)
Interest on long-term debt	24,392	20,660	74,238	89,640
Amortization of property and equipment	118,354	94,250	293,061	223,917
Interest expense on financial liability carried at amortized cost	158	3,665	1,950	12,700
	2,105,644	1,629,910	5,613,728	4,644,720

Income (loss) before discontinued operations	57,967	(79,940)	302,659	(282,732)

Discontinued operations
Net income (loss) from discontinued operations (Note 4)	10,884	(157,412)	40,899	(521,061)
Net income (loss) attributable to common shareholders	$68,851	$(237,352)	$343,558	$(803,793)
Net income (loss) per common share, basic
Continuing operations	$0.001	$(0.001)	$0.005	$(0.005)
Discontinued operations	$0.000	$(0.003)	$0.001	$(0.009)
	$0.001	$(0.004)	$0.006	$(0.014)

Weighted average common shares outstanding, basic	58,277,696	58,277,696	58,277,696	58,277,696
Income (loss) per common share, diluted
Continuing operations	$0.001	$(0.001)	$0.005	$(0.005)
Discontinued operations	$0.000	$(0.003)	$0.001	$(0.009)
	$0.001	$(0.004)	$0.006	$(0.014)
Weighted average common shares and share equivalents, diluted	67,027,696	58,277,696	67,027,696	58,277,696

The accompanying notes are an integral part of these consolidated financial statements.

Med-Emerg International Inc.
Consolidated Statement of Cash Flows
For the Three and Nine months Ended September 30, 2008 and 2007 (Unaudited)
(in US$)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Cash Flows from (used in) Operating Activities
Net income (loss) before discontinued operations	$57,967	$(79,940)	$302,659	$(282,732)
Adjustments for:
Amortization of property, plant and equipment	118,354	94,250	293,061	223,917
Interest expense on financial liability carried at amortized cost	158	3,665	1,950	12,700
Accretion of interest expense on Series I Shares	26,098	25,935	80,140	73,890
	202,577	43,910	677,810	27,775

Increase (decrease) in non-cash working capital items	219,357	(229,066)	122,418	(824,723)
Discontinued operations (Note 4)	(172,576)	(335,860)	(171,199)	(510,153)
	249,358	(521,016)	629,029	(1,307,101)
Cash Flows used in Investing Activities
Additions to property and equipment	(81,426)	(125,230)	(215,647)	(970,653)
Additions to other intangible assets	(2,907)	(404)	(8,205)	(403)
	(84,333)	(125,634)	(223,852)	(971,056)

Cash Flows used in Financing Activities
Repayment of long-term debt	(48,335)	(104,100)	(145,023)	(153,374)
	(48,335)	(104,100)	(145,023)	(153,374)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(97,428)	168,044	(157,953)	581,429

Increase (decrease) in cash and cash equivalents	19,262	(582,706)	102,201	(1,850,102)
Cash and cash equivalents, beginning of the period	2,373,944	2,760,732	2,291,005	4,028,128
Cash and cash equivalents, end of the period	$2,393,206	$2,178,026	$2,393,206	$2,178,026

The accompanying notes are an integral part of these consolidated financial statements.

MED-EMERG INTERNATIONAL INC
Notes to Unaudited Interim Consolidated Financial Statements
For the Three and Nine Months ended September 30, 2008 and 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Med-Emerg International Inc. (“MedEmerg or the “Company”) provides quality healthcare solutions to the Canadian healthcare industry.

The Company is publicly traded and listed on the OTC Bulletin Board. The Company completed its initial public offering in February 1998.

The Company’s operations are carried out in three units: Staffing Solutions, Infusion Services and Pain Management Services.  Prior to 2008 the Company also provided Healthcare Consulting Services and prior to 2005 was involved in Government Healthcare Services (including Department of National Defence “DND”). See Discontinued Operations - Note 4.

For Staffing Solutions, the Company provides emergency department physician and nurse recruitment, staffing and administrative support services to hospitals and federal corrections facilities, on a contractual basis, and physician and nurse practitioners to select long-term facilities in Ontario. At September 30, 2008, the Company had more than 40 physician and nurse staffing contracts in approximately 35 facilities across Ontario.

The Infusion Services division provides special access Remicade™ infusion services to patients suffering from a variety of inflammatory disorders including Crohn’s disease and rheumatoid arthritis, at clinic locations across Ontario and Quebec.

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

In the fourth quarter of 2007 the Company changed the manner in which it accounted for pre-operating expenses.  In the first three quarters of 2007, the Company applied EIC 27 with respect to the capitalization and amortization of costs associated with the pre-operating period of the Company’s pain management centers.  Given the Company’s continued losses in the pain management business, it was determined in the fourth quarter of 2007 that it was appropriate to expense the costs in the period in which they were incurred.  The comparative results presented for the three and nine month periods ended September 30, 2007, include expenses of approximately $25,000 and $111,000 respectively that were previously deferred.  The change in policy had no impact on the results under U.S. GAAP as the costs were recorded as expenses in the period incurred.

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

(2)	International Financial Reporting Standards

In 2006, Canada’s Accounting Standards Board ratified a strategic plan that will result in Canadian GAAP, as used by publicly accountable enterprises, being fully converged with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS-IASB”) over a transitional period to be complete by 2011.  The Company will be required to report using the converged standards effective for interim and annual financial statements relating to fiscal years beginning no later than on or after January 1, 2011, the date which the Company has selected for adoption.

Canadian GAAP will be fully converged with IFRS-IASB through a combination of two methods, as current joint-convergence projects of the United States Financial Accounting Standards Boards and the International Accounting Standards Board are agreed upon, they will be adopted by Canada’s Accounting Standards Board and may be introduced in Canada before the publicly accountable enterprises’ transition date to IFRS-IASB, and standards not subject to joint-convergence project will be exposed in an omnibus manner for introduction at the time of the publicly accountable enterprises’ transition date to IFRS-IASB.

The International Accounting Standards Board currently, and expectedly, has projects underway that are expected to result in new pronouncements that continue to evolve IFRS-IASB, and, as a result, IFRS-IASB as at the transition date is expected to differ from its current form.

The Company is in the process of assessing the impacts on itself of the Canadian convergence initiative.  There are several phases that the Company will have to complete on the path to changing over to IFRS-IASB:
•	The initial impact assessment and scoping phase includes the identification of significant differences between existing Canadian GAAP and IFRS-IASB as relevant to the Company’s specific instance;
•
The following key elements phase includes the identification, evaluation and selection of accounting policies necessary for the Company to changeover to IFRS-IASB.  As well, this phase includes other operational elements such as information technology, internal control over financial reporting and training; and

•	The subsequent embedding phase will integrate the solutions into the Company’s underlying financial system and processes that are necessary for the Company to changeover to IFRS-IASB.

The Company is required to qualitatively disclose its changeover impacts in conjunction with its 2008 and 2009 financial reporting.  As activities progress, the specificity of the disclosure of pre- and post-IFRS-IASB changeover accounting policy differences is expected to increase.

In the fiscal year immediately prior to the fiscal year in which the Company commences reporting under IFRS-IASB the Company will, effectively, have to maintain two parallel books of account:  one set of books of account will be prepared using the contemporary version of Canadian GAAP and would be used for contemporaneous reporting; one set of books of account will be prepared using contemporary IFRS-IASB and would be used for presenting results as supplementary disclosures during the fiscal year prior to, and reporting of comparative amounts for the first fiscal year subsequent to, when the Company’s changeover to IFRS-IASB occurs.

Initial impact assessment and scoping phase - status: Currently underway, it is anticipated that this phase will identify a modest number of topics possibly impacting either the Company’s financial results and/or the Company’s effort necessary to changeover to IFRS-IASB.  The IASB has activities currently underway which may, or will, change IFRS-IASB and such change may, or will, impact the Company; the Company will assess any such change as a component of its key elements phase.

Key elements phase - status: The Company expects to address this phase in 2009.  This phase will consider the impact on operational elements such as information technology and internal control over financial reporting.

Although its impact assessment activities are underway and progressing according to plan, continued progress is necessary before the Company can prudently increase the specificity of the disclosure of pre- and post-IFRS-IASB changeover accounting policy differences.

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

Healthcare Consulting

In February 2008, the Healthcare Consulting division was restructured and the Company decided to not pursue further health human resource planning contracts.  Accordingly the results of the Healthcare Consulting business have been reclassified as discontinued operations.

The income from discontinued operations for the nine months ended September 30, 2008, is comprised of a loss from the Family Medical Clinics of $6,234 (2007 - $182,269), income from the DND Contract of $363 (2007 - income of $3,793), and income from Healthcare Consulting of $46,770 (2007 - a loss of $342,585).  For the three months ended September 30, 2008, the income is comprised of a loss of $nil from the Family Medical Clinics (2007 - $57,060), a loss of $nil from the DND contract (2007 - $148) and income from Healthcare Consulting of $10,884 (2007 - a loss of $100,204).

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Revenue	$271,948	$389,176	$877,136	$1,072,808

Physician fees and other direct costs	5,789	145,132	(3,682)	423,750

Gross margin	266,159	244,044	880,818	649,058

Operating, general and administrative
expenses	236,516	381,590	798,919	1,149,343
Amortization	7,549	6,549	20,112	18,705
Interest and other expenses	11,210	13,317	20,888	2,071
Income (loss) from discontinued operations	$10,884	$(157,412)	$40,899	$(521,061)

Results of discontinued operations for 2007 have been adjusted to reflect the impact of the decision taken in February 2008 to discontinue the Healthcare Consulting business.  The adjustment had the following impact on the 2007 results:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2007		September 30, 2007
	(as previously	(as adjusted)	(as previously	(as adjusted)
	reported)		reported)

Revenue	$144,993	$389,176	$479,461	$1,072,808

Physician fees and other direct costs	81,652	145,132	244,704	423,750

Gross margin	63,341	244,044	234,757	649,058

Operating, general and administrative expenses	124,963	381,590	421,207	1,149,343
Amortization	-	6,549	-	18,705
Other expenses	(4,413)	13,317	(7,974)	2,071
Loss from discontinued operations	$(57,209)	$(157,412)	$(178,476)	$(521,061)

The following summarizes the Balance Sheet for discontinued operations as at:
	September 30	December 31,
	2008	2007

Assets
Current
Accounts receivable	$101,694	$-

Liabilities
Current
Accounts payable and accrued liabilities	$31,162	$296,007
Deferred revenue	143,246	-
	174,408	296,007
Net liabilities	$(72,714)	$(296,007)

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

5. FUTURE INCOME TAXES

The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that, it is not more likely than not that, the deferred tax assets will be realized. As at September 30, 2008, the Company had unrecognized tax benefits of approximately $1,970,000 (2007 - $3,200,000) associated with non-capital losses carried forward and tax pools of approximately $5,800,000 (2007 - $9,500,000) expiring in varying amounts from 2008 to 2028.  In addition the Company has property and equipment tax pools in excess of the net book value totaling approximately $200,000 (2007 - $353,000) available to reduce taxable income and which are not subject to expiry.

The Company files federal and provincial income tax returns in Canada.  The Company is generally no longer subject to income tax examinations by provincial and Federal tax authorities for years before 2005.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended September 30, 2008 and 2007, there were no such interest or penalties.

6. REDEEMABLE, CONVERTIBLE SERIES I SPECIAL SHARES

On July 11, 2006, the Company executed definitive agreements with Calian Technologies Ltd. (“Calian”) for the private placement of 8,750,000 shares of the Company’s newly designated Series I Special Shares (the “Series I Shares”) for aggregate gross proceeds to the Company of CDN$3.5 million ($3.1 million).  The Series I Shares have a term of five years.

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

On October 22, 2008, the Company announced that it had entered into a definitive agreement pursuant to which it will merge with the AIM Health Group Inc. (“AIM”) in an all-stock transaction.  (See Note 13(a) - Subsequent Events).  As part of this transaction, Calian, the sole holder of Series I Special Shares of MedEmerg, will exchange all of such shares for a convertible debenture of AIM in the principal amount of Cdn$3,896,900 (US$3,661,917).  On completion of the transaction a charge of US$,647,467 will be made to earnings.

7. RELATED PARTY TRANSACTIONS

There were no related party transactions during the period and there are no related party balances outstanding at September 30, 2008 or December 31, 2007.

8. CANADIAN AND UNITED STATES ACCOUNTING POLICY DIFFERENCES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) which, in most respects, conforms to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The significant differences in those principles, as they apply to the Company’s balance sheets, statements of operations, comprehensive income (loss), accumulated other comprehensive income (loss), and cash flows, are described below.

Reconciliation of Net Earnings under Canadian GAAP to US GAAP
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Net income (loss) - Canadian GAAP	$68,851	$(237,352)	$343,558	$(803,793)
Impact of accretion expense (Note 8(a))	26,095	25,935	80,139	73,890
Interest expense on financial liability carried at amortized cost (Note 8(e))	158	3,665	1,950	12,701
Net income (loss) - U.S. GAAP	$95,104	$(207,752)	$425,647	$(717,202)

Consolidated Statement of Earnings - U.S. GAAP
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Revenue	$6,177,030	$5,513,221	$17,773,072	$15,587,493
Physician fees and other direct costs	4,013,419	3,963,251	11,856,685	11,225,505
	2,163,611	1,549,970	5,916,387	4,361,988
Expenses
Salaries and benefits	1,000,712	830,938	2,764,410	2,419,474
General and administration	590,482	407,771	1,425,930	1,196,366
	256,241	214,934	726,732	525,334
Occupancy costs and supplies
Travel and marketing	121,959	85,506	355,342	250,809
Interest (income) expense, net of bank charges	(6,654)	(27,814)	(27,935)	(73,520)
Interest on long-term debt	4,819	1,209	14,133	34,222
Amortization of property and equipment	118,354	94,250	293,061	223,917
	2,085,913	1,606,794	5,551,673	4,576,602

Income (loss) before discontinued operations	77,698	(56,824)	364,714	(214,614)
Net income (loss) from discontinued operations	17,406	(150,928)	60,934	(502,588)
Net income (loss) attributable to common shareholders - U.S. GAAP	$95,104	$(207,752)	$425,647	$(717,202)
Net income (loss) per share, basic and diluted - U.S. GAAP
Continuing operations	$0.001	$(0.001)	$0.006	$(0.004)
Discontinued operations	$0.000	$(0.003)	$0.001	$(0.009)
	$0.001	$(0.004)	$0.007	$(0.013)

Weighted average common shares and share equivalents, basic	58,277,696	58,277,696	58,277,696	58,277,696
Income (loss) per common share, diluted
Continuing operations	$0.001	$(0.001)	$0.005	$(0.004)
Discontinued operations	$0.000	$(0.003)	$0.001	$(0.009)
	$0.001	$(0.004)	$0.006	$(0.013)
Weighted average common shares and share equivalents, diluted	67,027,696	58,277,696	67,027,696	58,277,696

Consolidated Statement of Accumulated Other Comprehensive Income (loss) - U.S. GAAP
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Net income (loss) - U.S. GAAP	$95,104	$(207,752)	$425,647	$(717,202)
Foreign currency translation adjustment	(172,613)	356,131	(282,008)	583,455
Comprehensive loss (income)	$(77,508)	$148,379	$143,639	$(133,747)

Consolidated Statement of Accumulated Other Comprehensive Income (loss) - U.S. GAAP
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Accumulated other comprehensive loss, beginning of period	$(427,374)	$(705,705)	$(317,979)	$(933,029)

Other comprehensive (loss) income	(172,613)	356,131	(282,008)	583,455

Accumulated other comprehensive loss, end of period	$(599,987)	$(349,574)	$(599,987)	$(349,574)

Consolidated Balance Sheets
	As At September 30, 2008		As At December 31, 2007
	As reported	U.S. GAAP	As reported	U.S. GAAP
Current assets
Cash	$2,393,206	$2,393,206	$2,291,005	$2,291,005
Accounts receivable	3,251,364	3,251,364	3,149,967	3,149,967
Prepaid expenses and other	274,538	274,538	525,978	525,978
Discontinued operations	101,694	101,694	-	-
	6,020,802	6,020,802	5,966,950	5,966,950

Property and equipment	1,150,713	1,150,713	1,314,849	1,314,849
Goodwill	237,596	237,596	237,596	237,596
Other intangible assets	17,357	17,357	9,152	9,152
	$7,426,468	$7,426,468	$7,528,547	$7,528,547
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 8(e))	$2,575,871	$2,577,908	$2,506,416	$2,507,665
Deferred revenue	213,268	213,268	247,189	247,189
Current portion of long-term debt	300,003	300,003	445,026	445,026
Discontinued operations	174,408	174,408	296,007	296,007
	3,263,550	3,265,587	3,494,638	3,495,887
Long-term liabilities
Redeemable, convertible Series I Special shares (Note 8(a))	3,014,450	-	3,153,689	-
	3,014,450	-	3,153,689	-
	6,278,000	3,265,587	6,648,327	3,495,887
Series 1 Special Shares (Note 8(a))	-	3,106,475	-	3,106,475

SHAREHOLDERS' EQUITY
Capital stock (Notes 8 (a, b, c))	16,420,668	16,990,091	16,420,668	16,990,091
Contributed surplus (Note 8 ( c ))	3,106,792	3,143,198	3,106,792	3,143,198
Deficit (Notes 8 (a, b, e))	(17,605,992)	(18,478,895)	(17,949,550)	(18,889,125)
Accumulated other comprehensive loss (Note 8 (f))	(773,000)	(599,988)	(697,690)	(317,979)
	1,148,468	1,054,406	880,220	926,185
	$7,426,468	$7,426,468	$7,528,547	$7,528,547

Consolidated Statement of Cash Flows

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Operating activities
Net income (loss) attributable to common shareholders	$95,104	$(207,752)	$425,647	$(717,202)
Adjustments for:
Amortization of property and equipment	118,354	94,251	293,061	223,917
	213,458	(113,501)	718,708	(493,285)

Decrease in non-cash working capital components	219,357	(229,066)	122,418	(824,723)
Discontinued operations non-cash working capital components	(183,457)	(178,449)	(212,097)	10,907
	249,358	(521,016)	629,029	(1,307,101)
Cash Flows used in Investing Activities
Additions to property, plant, and equipment	(81,426)	(125,230)	(215,647)	(970,653)
Additions to other intangible assets	(2,907)	(404)	(8,205)	(403)
	(84,333)	(125,634)	(223,852)	(971,056)
Cash Flows used in Financing Activities
Repayment of long-term debt	(48,335)	(104,100)	(145,023)	(153,374)
	(48,335)	(104,100)	(145,023)	(153,374)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(97,428)	168,044	(157,953)	581,429

Increase (decrease) in cash and cash equivalents	19,262	(582,706)	102,201	(1,850,102)
Cash and cash equivalents, beginning of the period	2,373,944	2,760,732	2,291,005	4,028,128
Cash and cash equivalents, end of the period	$2,393,206	$2,178,026	$2,393,206	$2,178,026

(a)           Redeemable, convertible Series I Special Shares

The Series I Shares are accounted for as a compound financial instrument comprising both a financial liability and equity under Canadian GAAP, because of their underlying terms and conditions, which include a mandatory redemption feature. Under U.S. GAAP, EITF Abstract Topic D-98 Classification and Measurement of Redeemable Securities recommends that shares that are redeemable for cash based on an occurrence of events outside of the control of the company should be classified outside of shareholders’ equity. The Series I Shares, which are redeemable for cash in the event of a change in control, are presented outside of shareholders’ equity for U.S. GAAP purposes. At this time it is management’s intention to redeem the Series I Shares through the issuance of common shares, subject to Calian’s proposed exchange of the Series I Shares for Convertible Debentures in connection with the proposed merger with AIM.  (See Note 13(a) - Subsequent Events).
.

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

The reconciliation of Canadian to U.S. GAAP for the Series I Shares is as follows:
	September 30	December 31
	2008	2007

Liability portion of redeemable, convertible Series 1 Shares - Canadian GAAP	$3,014,450	$3,153,689
Impact of accretion expense	(216,919)	(149,546)
Equity portion of redeemable, convertible Series 1 Shares	482,043	482,043
Translation adjustment attributable to Series 1 Shares	(173,100)	(379,711)
Series 1 Shares - U.S. GAAP	$3,106,475	$3,106,475

As discussed in note six, there will be a charge to earnings of $555,442 during the fourth quarter of 2008.

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

(e)           Financial instruments - recognition and measurement

On January 1, 2007, the Company adopted Section 3855 of the Canadian Institute of Chartered Accountants’ (“CICA”) Handbook, “Financial Instruments - Recognition and Measurement”. It describes the standards for recognizing and measuring financial instruments in the balance sheet and the standards for reporting gains and losses in the financial statements. Financial assets available for sale, assets and liabilities held for trading and derivative financial instruments, whether part of a hedging relationship or not, have to be measured at fair value.  The adoption of this Section was done retroactively without restatement of the consolidated financial statements of prior periods. As at January 1, 2007, the impact on the consolidated balance sheet of measuring the financial assets and liabilities using the effective interest rate method was a decrease in accounts payable and opening deficit of $16,972, of which $1,950 was amortized to earnings during the nine months ended September 30, 2008 (2007 - $12,701).  U.S. GAAP does not require a similar measurement of financial instruments.

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

The effect of these accounting differences on capital stock, contributed surplus, deficit and cumulative translation adjustment are as follows:

	September 30	December 31
	2008	2007
Capital stock - Canadian GAAP	$16,420,668	$16,420,668
Capital stock issued on purchase of YFMC Healthcare Inc. (Note 8(b))	1,087,872	1,087,872
Ascribed fair value of share purchase warrants issued (Note 8( c ))	(36,406)	(36,406)
Equity portion of redeemable Series I Shares (Note 8(a))	(482,043)	(482,043)
Capital stock - U.S. GAAP	$16,990,091	$16,990,091

Contributed surplus - Canadian GAAP	$3,106,792	$3,106,792
Share purchase warrants (Note 8( c ))	36,406	36,406
Contributed surplus - U.S. GAAP	$3,143,198	$3,143,198

Deficit - Canadian GAAP	$(17,605,992)	$(17,949,550)
Write-off of goodwill on purchase of YFMC Healthcare Inc. (Note 8(b))	(1,087,872)	(1,087,872)
Impact of accretion expense (Note 8(a))	216,919	149,545
Financial instruments - recognition and measurement (Note 8 (e))	-	(16,972)
Interest expense on financial liability carried at amortized cost (Note 8 (a))	(1,950)	15,724
Deficit - U.S. GAAP	$(18,478,895)	$(18,889,125)

Cumulative translation adjustment - Canadian GAAP	$(773,000)	$(697,690)
Translation adjustment attributable to Series I Shares (Note 8(a))	173,099	379,711
Cumulative translation adjustment - U.S. GAAP	$(599,901)	$(317,979)
Shareholders' equity - U.S. GAAP	$1,054,493	$926,185

(g)           Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FSP 157-2, which extends the effective date for adoption, related to non-financial assets and non-financial liabilities, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Except for non-financial assets and non-financial liabilities subject to the deferral, the Company adopted SFAS 157 on January 1, 2008, with no impact on its financial statements.  The Company does not expect the adoption of this standard with respect to non-financial assets and non-financial liabilities subject to the deferral to have a material impact on its financial statements.

In February 2007, the FASB issued FASB No. 159, The Fair Value for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (FASB 159).  FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007.  The adoption of FASB 159 on January 1, 2008 did not materially effect the Company’s financial position or results of operations.

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

In May 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),”  to require issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion.  This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP.  Current practice does not require separation of the liability and equity components of such instruments.  Separately accounting for these instruments’ liability and equity components results in the recording of an initial debt discount.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company intends to adopt FSP APB 14-1 effective January 1, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The Company does not believe that the adoption of FSP APB 14-1 will have a significant effect on its financial statements.

9. CONTINGENT LIABILITIES

(i)
There is uncertainty with respect to the Company’s liability for Goods and Services Tax pertaining to certain services that it previously provided.  The measurement of this uncertainty is not determinable and management is of the view that it is not probable a liability will be confirmed.  No amount has been provided in these consolidated financial statements.

(ii)
There is uncertainty with respect to the Company’s liability arising from a contractual dispute with a third party.  The potential costs to the Company associated with this dispute range from $nil to $1.45 million.  During the second quarter the Company received notification from the third party of a claim of $420,000 relating to a portion of the matters in dispute.  The Company has challenged the claim and continues to be of the view that it is not probable that the Company will be found liable for these costs. No amount has been provided in these consolidated financial statements.

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

(iv)
The Company sub-leased certain premises to third parties when it disposed of its clinic operations. In case of payment defaults by the third parties, the Company could be held liable for rent on these premises. Rent for these premises over the next five years, during the respective lease terms, totals approximately $600,000.

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

Any liability resulting from the above will be reflected as a charge to income in the year the liability, if any, is confirmed or can be estimated.

10. CAPITAL DISCLOSURES
	Carrying	Contractual	0 to 12	12 to 24	24 to 48
	Amount	Cash Flows	Months	Months	Months

Accounts payable and accrued liabilities	$2,575,871	$2,576,333	$2,576,333	$-	$-
Deferred revenue	213,268	213,268	213,268	-	-
Long-term debt	300,003	300,003	300,003	-	-
Discontinued operations, liability	174,408	174,408	174,408	-	-
Series I Shares	3,014,450	3,106,475	-	-	3,106,475
	$6,278,000	$6,370,487	$3,264,012	$-	$3,106,475

The Company’s objectives when managing capital are:
1.	To safeguard the Company’s ability to obtain financing should the need arise;
2.	To provide an adequate return to its shareholders; and
3.	To maintain financial flexibility in order to enhance the access to capital in the event of future acquisitions.

The Company defines its capital as follows:
1.	Shareholders’ equity;
2.	Series I special shares;
3.	Long-term debt including current portion;
4.	Liability portion of discontinued operations;
5.	Deferred revenue including the current portion; and
6.	Accounts payable and accruals.

The Company’s financial strategy is designed and formulated to maintain a flexible capital structure consistent with the objectives stated above and to respond to changes in economic conditions and the risk characteristics of the underlying assets. The Company has limited its investments to short and mid-term assets to ensure their liquidity matches its operational requirements.

The Company monitors its capital on the basis of its net debt to adjusted capital ratio.  The ratios at September 30, 2008 and December 31, 2007 were:

	September 30	December 31
	2008	2007

Total debt	$6,278,000	$6,648,327
Less: cash and cash equivalents	2,393,206	2,291,005
Net debt	$3,884,794	$4,357,322

Total equity	$1,148,468	$880,220

Net debt to adjusted capital ratio	3.38	4.95

The decrease in the net debt to adjusted capital ratio is the result of the earnings in the first nine months of 2008.  The change in the ratio is in line with Management’s expectation.

11. SEGMENTED INFORMATION

The Company operates under three business units: Staffing Solutions, Pain Management Services, and Infusion Services.

The segmented information for the business units are as follows:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Revenue
Staffing solutions	$1,788,456	$2,698,833	$5,471,705	$8,074,449
Pain management services	2,595,248	1,717,911	7,765,094	4,424,337
Infusion services	1,793,326	1,096,477	4,536,273	3,088,707
	6,177,030	5,513,221	17,773,072	15,587,493

Gross margin
Staffing solutions	419,784	472,948	1,223,754	1,303,943
Pain management services	725,315	514,148	2,108,532	1,367,511
Infusion services	1,018,512	562,874	2,584,101	1,690,534
	2,163,611	1,549,970	5,916,387	4,361,988

Operating expenses
Staffing solutions	348,952	725,386	1,034,368	1,534,866
Pain management services	985,183	607,986	2,813,769	1,961,954
Infusion services	635,260	205,777	1,424,277	895,163
	1,969,395	1,539,149	5,272,414	4,391,983

Divisional income (loss)
Staffing solutions	70,832	(252,438)	189,386	(230,923)
Pain management services	(259,868)	(93,838)	(705,237)	(594,443)
Infusion services	383,252	357,097	1,159,824	795,371
	194,217	10,821	643,973	(29,995)
Other general expenses
Interest income, net of bank charges	(6,654)	(27,814)	(27,935)	(73,520)
Interest on long-term debt	24,392	20,660	74,238	89,640
Amortization of property and equipment	118,354	94,250	293,061	223,917
Interest expense on financial liability carried at amortized cost	158	3,665	1,950	12,700
	136,250	90,761	341,314	252,737

Income (loss) from continuing operations	$57,967	$(79,940)	$302,659	$(282,732)

12.  ECONOMIC DEPENDENCE

The Company derived approximately 26% of its revenue for the nine month period ended September 30, 2008 (2007 - 20%) from services provided under its contract with Schering-Plough Canada Inc. (“Schering”), and as such is subject to concentration risk associated with the continuation of its contract with Schering.

13.  SUBSEQUENT EVENTS

(a)
On October 22, 2008, the Company announced that it had entered into a definitive agreement pursuant to which it will merge with AIM in an all-stock transaction.  The transaction will be completed by way of a court-approved Plan of Arrangement (the “Plan”) under the Business Corporations Act (Ontario).  Pursuant to the Plan, AIM will issue 0.78091 of an AIM common share for each MedEmerg common share with the existing MedEmerg shareholders representing an approximate 43% non-diluted interest in the combined company upon completion. In addition, Calian, the sole holder of Series I Special Shares of MedEmerg, will exchange all of such shares for a convertible debenture of AIM pursuant to the Plan.  At the completion of the transaction, the former shareholders of AIM will control approximately 57% of the combined consolidated entity. The Plan requires the approval of 66 2/3% of the votes cast by the shareholders of MedEmerg at a special shareholders’ meeting.  MedEmerg shareholders, who together hold approximately 70% of the outstanding MedEmerg common shares, and Calian, have entered into voting agreements to vote their shares in favor of the Plan. David Kassie, Chairman of Genuity Capital and Sidney Braun, President of Romlight International Inc., both shareholders of MedEmerg, have agreed to join the board of AIM.

The Plan is also subject to customary regulatory and court approvals, including the listing approval of the TSX Venture Exchange.  MedEmerg has set December 1, 2008 as a tentative record date for the special meeting of shareholders to approve the Plan, with the special meeting of shareholders expected to be held in early January, 2009. Closing of the transaction is expected to occur subsequent to the shareholders meeting. A termination fee of Cdn$300,000 is payable to AIM by MedEmerg under certain circumstances including if MedEmerg enters into a superior proposal transaction.  In certain other circumstances, AIM or MedEmerg may be entitled to expense reimbursement from the other of up to Cdn$500,000.

(b)
Effective November 1, 2008, an unsecured promissory note in the principal amount of $299,995, along with interest in the amount of $42,000, became due. Effective November 1, 2008, the note was restructured such that the principal amount of $299,995 plus interest of $42,000 was settled through an agreement to pay a total of $240,000 in eight (8) quarterly payments of $30,000, over two years, commencing November 1, 2008, along with interest on the unpaid balance at the rate of 5% per annum.  In certain circumstances the Company may defer its quarterly payments.

14.  COMPARATIVE FIGURES

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

The Company’s operations are comprised of three business units: Staffing Solutions, Pain Management Services and Infusion Services.  Prior to 2008 the Company also provided Healthcare Consulting Services.  These operations were wound-down in the first quarter of 2008.  During the nine month period ended September 30, 2008, 31% of the Company’s revenue was generated by the Staffing Solutions unit; 44% by the Pain Management unit; and 25% by the Infusion Services unit. From a Gross Margin perspective, the contribution was 21%, 35% and 44%, respectively.

The Company is well positioned to deal with the continuous challenges that confront the Canadian healthcare system.  Some of these challenges including the growing shortage of ER doctors, longer waiting times by patients to access chronic pain specialists, and the growing cost of public medicine, play directly into the Company’s strengths.

The Company’s Staffing Solutions business provides physician and nurse practitioner staffing services to more than 30 healthcare facilities across Ontario, including rural and urban hospitals as well as tertiary care centers and corrections facilities.

MedEmerg’s Pain Management Services business provides chronic pain management in 11 centers in Ontario and Nova Scotia, Canada.

The Company’s Infusion Services business provides intravenous infusion services for pharmaceutical companies in 26 community-based clinics in Ontario and 10 recently opened locations in Quebec, Canada.

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

In September 2006, the Company recruited Dr. Jim Ducharme to lead the clinical aspect of Staffing Solutions.  Dr. Ducharme is a nationally recognized emergency medicine specialist and is a past president of the Canadian Association of Emergency Physicians.  Dr. Ducharme brings a very broad perspective of the challenges facing emergency departments today and he is an important asset in the Company’s future growth of the Staffing Solutions business.  Dr. Ducharme was instrumental in the Company’s development of a training program designed for Ontario’s family physicians.  In concert with the College of Family Physicians, MedEmerg developed and hosted training sessions designed to re-introduce family physicians to the ER.  The program was well received and it is anticipated that future training opportunities will arise as a result thereof.  Concurrent with the addition of Dr. Ducharme, the division was realigned to expand its business development capabilities in anticipation of increased staffing opportunities.

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

CPM continues to grow rapidly, with its patient visits increasing from approximately 24,380 patients in the first nine months of 2007 to more than 35,660 in the first nine months of 2008, an increase of 46%. Plans are underway to further increase capacity by training more doctors at the Company’s 11 pain management centers.

INFUSION SERVICES

In March 2001, MedEmerg entered into an agreement with Schering-Plough Canada Inc. (“Schering”) to become a coordinator for the community-based infusion of the medication known as Remicade™.  This contract capitalizes on the Company's access to medical clinics for the treatment of patients with various inflammatory disorders, including rheumatoid arthritis and Crohn's disease. The Company delivered more than 15,000 infusions in 2007, a 49% increase over 2006 (10,100).  During the first nine months of 2008, the number of infusions increased approximately 30% to 14,475 from 11,132 infusions in the first nine months of 2007.  MedEmerg expects continued growth for this service, as infusion services move from institutional to community-based settings.

As of September 30, 2008, the Company operated 26 virtual clinics across Ontario and ten locations in Quebec, compared to 22 located solely in Ontario in September 2007.  On an as-required basis, the Company rents space in community-based medical clinics.  MedEmerg’s team of infusion coordinators arrange for patients to arrive at the clinic at a prescribed time and for a physician and nurse to be available to attend to their needs.  The Remicade™ is supplied by a local pharmacy.

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

POST QUARTER EVENTS

On October 22, 2008, the Company announced that it had entered into a definitive agreement pursuant to which it will merge with AIM Health Group Inc. (“AIM”) in an all-stock transaction.  The transaction will be completed by way of a court-approved Plan of Arrangement (the “Plan”) under the Business Corporations Act (Ontario).  Pursuant to the Plan, AIM will issue 0.78091 of an AIM common share for each MedEmerg common share with the existing MedEmerg shareholders representing an approximate 43% non-diluted interest in the combined company upon completion. In addition, Calian Technologies Inc. (“Calian”), the sole holder of Series I Special Shares of MedEmerg, will exchange all of such shares for a convertible debenture of Cdn$3,896,900 of AIM pursuant to the Plan.  On completion of the transaction a charge of US$647,467will be made to earnings. The former shareholders of AIM will control approximately 57% of the combined consolidated entity, once the transaction has been finalized. The Plan requires the approval of 66 2/3% of the votes cast by the shareholders of MedEmerg at a special shareholders’ meeting.  MedEmerg shareholders, who together hold approximately 70% of the outstanding MedEmerg common shares, and Calian, have entered into voting agreements to vote their shares in favor of the Plan. David Kassie, Chairman of Genuity Capital and Sidney Braun, President of Romlight International Inc., both shareholders of MedEmerg, have agreed to join the board of AIM.

The Plan is also subject to customary regulatory and court approvals, including the listing approval of the TSX Venture Exchange.  MedEmerg has set December 1, 2008 as the tentative record date for the special meeting of shareholders to approve the Plan, with the special meeting of shareholders expected to be held in early January, 2009. Closing of the transaction is expected to occur subsequent to the shareholder's meeting. A termination fee of Cdn$300,000 is payable to AIM by MedEmerg under certain circumstances including if MedEmerg enters into a superior proposal transaction.  In certain other circumstances, AIM or MedEmerg may be entitled to expense reimbursement from the other of up to Cdn$500,000.

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared to three months ended September 30, 2007

REVENUE

The Company's revenue from continuing operations for the three months ended September 30, 2008 was $6,177,030 compared to $5,513,221 for the three months ended September 30, 2007.

The increase in revenue during the 2008 period over the comparable 2007 period of approximately 12% was attributable to increases in the Pain Management and Infusion Services divisions, partially offset by a decrease in the Staffing Solutions division.  Divisional Revenues were:
	THREE MONTHS ENDED
	September 30	September 30
	2008	2007

Revenue
Staffing solutions	1,788,456	2,698,833
Pain management services	2,595,248	1,717,911
Infusion services	1,793,326	1,096,477
	6,177,030	5,513,221

Staffing Solutions revenues decreased 34% in the third quarter of 2008 relative to the same period in 2007.  In the third and fourth quarters of 2007 the Company failed to resign two significant contracts.  It will take several months to regain the business lost at that time, and there can be no assurance that the Company will be successful in these efforts.

Revenue for Pain Management Services increased 51% in 2008 to $2,595,248, compared to $1,717,911 in 2007.   The increase results from a 36% increase in patient visits from approximately 8,885 in 2007 to 12,045 in 2008 and a 9% increase in the average patient billing

The Infusion Services revenue increased 64% to $1,793,326 from $1,096,477 in 2007.  The increase results from a 47% increase in patient visits from approximately 3,800 in the third quarter of 2007 to 5,600 in the third quarter of 2008 and an increase in the average revenue per infusion of 8.5%.  During the third quarter of 2008 the Company opened 10 new clinics in Quebec, Canada.  These new clinics accounted for approximately 44% of the increased infusions.

GROSS MARGIN

Gross Margin (revenue less physician and other direct costs) increased to $2,163,611 (40%) for the third quarter of 2008 from $1,549,970 for the same period in 2007.

	THREE MONTHS ENDED
	September 30	September 30
	2008	2007

Gross margin
Staffing solutions	419,784	472,948
Pain management services	725,315	514,148
Infusion services	1,018,512	562,874
	2,163,611	1,549,970

The Gross Margin from the Staffing Solutions business decreased from $472,948 during the third quarter of 2007 to $419,784 in third quarter of 2008.  The decrease of 11% is consistent with the 34% decrease in Staffing Revenue, partially offset by increased gross margin percentages on certain contracts.  The Company did not renew a significant contract in the third quarter of 2007 that generated low gross margins.  New business that has been won, has consistently earned stronger gross margins in the current quarter.  Gross margin as a percentage of revenue increased from 17.5% during the third quarter of 2007 to 23.5% in the third quarter of 2008.

Gross Margin for Pain Management increased 41% from $514,148 in 2007 to $725,315 in 2008.  The increase in Gross Margin corresponds to the 51% increase in revenues which was partially offset by increased cost of sales associated with physician and medical supply costs.

The Gross Margin for Infusion Services increased 81% to 1,018,512 in 2008 compared to $562,874 in 2007.  The increase corresponds to the 64% increase in Infusion revenues and an increase in gross margin percentage from 51.3% in 2007 to 56.8% in 2008.  The gross margin percentage increase is related to a negotiated increase in fee for services.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Indirect expenses include corporate overheads, which are allocated to the divisions based on gross margin earned by the division.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	THREE MONTHS ENDED
	September 30	September 30
	2008	2007

Operating expenses
Staffing solutions	348,952	725,386
Pain management services	985,183	607,986
Infusion services	635,260	205,777
	1,969,395	1,539,149

On an overall basis, operating expenses increased 28%, or approximately $430,000, to $1,969,394 for the third quarter of 2008 from $1,539,149 for the quarter ended September 30, 2007.  The increase was attributable to increased costs associated with the Infusion Services business in Quebec of approximately $250,000, costs associated with the growth of the Pain Management business of approximately $125,000 and the increased overhead costs associated with the merger transaction, which is scheduled to close later this year [see POST QUARTER EVENTS], of approximately $160,000 partially offset by reduced Public Company costs of approximately $48,000 and other expenses of approximately $55,000.  The increase in costs associated with the Infusion Services business in Quebec and the Pain Management business is in line with Management’s expectations.

AMORTIZATION AND INTEREST

Amortization increased from $94,250 for the three months ended September 30, 2007 to $118,354 for the third quarter of 2008.  During the second half of 2007 and the first quarter of 2008, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers.  Consequently amortization costs increased in the third quarter of 2008 compared to the third quarter of the previous year.

For the three months ended September 30, 2008, the Company earned interest net of bank charges of $6,654, compared to $27,814 in the same period in 2007.  The reduction in earned interest is largely the result of the 46% reduction in the bank rate from 4.75% in the third quarter of 2007 to 3.25% in the third quarter of 2008.

Interest on long-term debt in the third quarter of 2008 increased from $20,660 in the third quarter of 2007 to $24,392.

OTHER EXPENSES

The Company reported interest expense on the financial liability carried at amortized cost of $158 for the third quarter of 2008 compared to $3,665 in the same period in 2007.  This expense arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”.  The charge to earnings represents the amortization of an unrealized gain on certain liabilities.  This is a non cash expense.

INCOME TAXES

For the three months ended September 30, 2008 and 2007, there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years.  The Company pays income taxes in accordance with Canadian federal and provincial income tax legislation. The Company does not expect to pay significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS

Family Medical Clinics
For the three month period ended September 30, 2008 the Company reported a loss from its Family Medical Clinics of approximately $nil compared to a loss of $57,460 in the same period in 2007.  The Company disposed of its Family Medical Clinics in 2007.

Government Health Services
During the three month period ended September 30, 2008, the Company had a loss from Government Health Services (the “DND Contract”) of $nil compared to income of $251 in the third quarter of 2007.

Healthcare Consulting
In February 2008, the division was restructured and the Company decided to not pursue further health human resource planning contracts.  Accordingly the results of the Healthcare Consulting business have been reclassified as discontinued operations.  During the three month period ended September 30, 2008 the Company had income from Healthcare Consulting of $10,884 compared to a loss in the third quarter of 2007 of $100,202.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

REVENUE

The Company's revenue from continuing operations for the nine months ended September 30, 2008 was $17,773,072 compared to $15,587,493 for the nine months ended September 30, 2007.

The increase in revenue during the 2008 period over the comparable 2007 period of approximately 14% was attributable to an increase in Pain Management Services and Infusion Services, offset by a decrease in Staffing Solutions revenues.  Divisional revenues were:

	NINE MONTHS ENDED
	September 30	September 30
	2008	2007

Revenue
Staffing solutions	5,471,705	8,074,449
Pain management services	7,765,094	4,424,337
Infusion services	4,536,273	3,088,707
	17,773,072	15,587,493

Staffing revenues decreased 32% for the nine months ended September 30, 2008 from 2007.  In the third and fourth quarters of 2007 the Company failed to resign two significant contracts. It will take several months to regain the business lost at that time, and there can be no assurance that the Company will be successful in those efforts.  The decrease in revenue resulting from the failure to resign these two contracts was partially offset by the strengthening of the Canadian dollar relative to the US dollar.

Revenue from the Pain Management Services division in the first nine months of 2008 increased 76% to $7,765,094 from $4,424,337.  The increase results from a 46% increase in patient visits from approximately 24,380 in 2007 to 35,660in 2008, a 5% increase in the average patient billing and the strengthening of the Canadian dollar relative to the US dollar

The Infusion Services revenue increased to $4,536,273 from $3,088,707 in 2007.  The 47% increase in the Infusion business was driven by a 30% increase in infusions from 11,132 in the first nine months of 2007 to 14,475 in the same period of 2008, by a negotiated increase in the fee for services and by the strengthening of the Canadian dollar relative to the US dollar

GROSS MARGIN

Gross margin (revenue less physician and other direct costs) increased to $5,916,387 (36%) for nine month period ended September 30, 2008, from $4,361,988 for the same period in 2007.

	NINE MONTHS ENDED
	September 30	September 30
	2008	2007

Gross margin
Staffing solutions	1,223,754	1,303,943
Pain management services	2,108,532	1,367,511
Infusion services	2,584,101	1,690,534
	5,916,387	4,361,988

The Gross Margin from the Staffing business decreased to $1,223,754 from $1,303,943 in 2007.  The decrease of 6% was much lower than the 32% decrease in revenue for the Staffing business, because the decrease in revenue was caused by the loss of certain low Gross Margin business during the second half of 2007. Gross margin as a percentage of revenue increased from 16.1% during the first nine months of 2007 to 22.4% in the first nine months of 2008.

Gross Margin for Pain Management increased 54% from $1,367,511 in 2007 to $2,108,532 in 2008. The increase in Gross Margin corresponds to the 76% increase in revenues, partially offset by a reduction in the Gross Margin percentage, from 30.9% to 27.2%, caused by increased costs associated with physicians and medical supplies.

The Gross Margin for Infusion Services increased 53% to $2,584,101 in 2008 compared to $1,690,534 in 2007. The increase corresponds to the 47% increase in Infusion revenues and an increase in gross margin percentage from 54.7% in 2007 to 57.0% in 2008.  The gross margin percentage increase is related to a negotiated increase in fee for services.

OPERATING EXPENSES

Operating expenses are comprised of both direct and indirect operating expenses.  Direct expenses include those costs that are directly related to the operations of the business unit.  Indirect expenses include corporate overheads, which are allocated to the divisions, based on the gross margin earned by the division.

On a divisional basis, after the allocation of corporate overheads, operating expenses were as follows:

	NINE MONTHS ENDED
	September 30	September 30
	2008	2007

Operating expenses
Staffing solutions	1,034,368	1,534,866
Pain management services	2,813,769	1,961,954
Infusion services	1,424,277	895,163
	5,272,414	4,391,983

On an overall basis, operating expenses increased $880,431 (20%) to $5,272,414 for the nine months ended September 30, 2008 from $4,391,983 for the same period in 2007.  The increase was attributable to increased direct operating costs associated with the Pain Management business of approximately $530,000 and Infusion Services of approximately $340,000; partially offset by a reduction of expenses with the Staffing Solutions business of approximately $155,000.  Additionally indirect costs increased by approximately $165,000 comprised largely of costs associated with the merger transaction, which is scheduled to close later this year [see POST QUARTER EVENTS], of approximately $160,000.

AMORTIZATION AND INTEREST

Amortization increased from $223,917 for the nine months ended September 30, 2007 to $293,061 for the same period in 2008.  During the second half of 2007 and the first quarter of 2008, the Company increased its capital spending on leasehold improvements and equipment associated with its Pain Management centers.  Consequently amortization costs increased in the first nine months of 2008 compared to the same period of the previous year.

For the nine months ended September 30, 2008, the Company earned interest net of bank charges of $27,935, compared to $73,520 in the same period in 2007.  The reduction in interest earned is attributed to the lower bank rate in 2008 compared to 2007 and also, cash balances in the first nine months of 2008 decreased relative to the cash balances in the previous year.  For the first nine months of 2007 the bank rate averaged 4.6% compared to 3.5% in the first nine months of 2008.

Interest on long-term debt for the nine months ended September 30, 2008 decreased from $89,640 in 2007 to $74,238 as the Company reduced its long-term debt.

OTHER EXPENSES

The Company reported interest expense on the financial liability carried at amortized cost of $1,950 for the first nine months of 2008 compared to $12,700 in the same period in 2007.  This expense arises as a result of the Company adopting Handbook Section 3855, “Financial Instruments - Recognition and Measurement”.  The charge to earnings represents the amortization of an unrealized gain on certain liabilities.  This is a non cash expense.

INCOME TAXES

For the nine months ended September 30, 2008 and 2007, there was no provision for income taxes payable due to the large tax loss carry-forwards available from previous loss years.  The Company pays income taxes in accordance with Canadian federal and provincial income tax legislation. We do not expect to pay significant corporate income tax in Canada in the foreseeable future because we have significant net operating loss carry forwards for Canadian income tax purposes.

DISCONTINUED OPERATIONS - GOVERNMENT HEALTHCARE SERVICES

Family Medical Clinics
For the nine month period ended September 30, 2008 the Company reported a loss from its Family Medical Clinics of approximately $6,300 compared to a loss of approximately $182,300 in the same period in 2007.  The Company disposed of the Family Medical Clinics in 2007.  The loss in the current period reflects certain costs incurred in disposing of the business.

Government Health Services
During the nine month period ended September 30, 2008, the Company had expenses from Government Health Services (the “DND Contract”) of approximately $370 compared to income of approximately $3,800 for the same period in 2007.  Certain residual costs have been incurred on winding-up the DND Contract.

Healthcare Consulting
In February 2008, the division was restructured and the Company decided to not pursue further health human resource planning contracts.  Accordingly the results of the Healthcare Consulting business have been reclassified as discontinued operations.  During the nine month period ended September 30, 2008 the Company had income from Healthcare Consulting of $47,770 compared to a loss in the first nine months of 2007 of $342,585.  Included in the current period’s income is a one-time restructuring charge of approximately $60,000 which was incurred and paid in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2008, the Company's cash position was $2,393,206 compared to $2,291,005 at December 31, 2007.

The increase in the cash position of approximately $100,000 in the first nine months of 2008 resulted from (a) an increase in cash from operations of approximately $680,000; (b) an increase in non-cash working capital items of $125,000; (c) a decrease in cash flow from discontinued operations of approximately $170,000, comprised of income of $50,000 from discontinued operations, net of amortization and a $220,000 decrease in working capital from discontinued operations; (d) $225,000 used by the Company in investing activities with respect to the purchase of property and equipment and other intangible assets; and (e) the repayment of long-term debt of approximately $145,000. The weakening of the Canadian dollar relative to the U.S. dollar resulted in a foreign exchange loss of approximately $165,000.  The investing activities largely related to funds used for the acquisition of leasehold improvements at the Company’s Pain Management centers.

The Company believes that cash on hand is adequate to finance our working capital, capital expenditures, and other obligations.

OFF BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

ADOPTION OF ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FSP 157-2, which extends the effective date for adoption, for non-financial assets and non-financial liabilities, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Except for non-financial assets and non-financial liabilities subject to the deferral, the Company adopted SFAS 157 on January 1, 2008, with no impact on its financial statements.  The Company does not expect the adoption of this standard with respect to non-financial assets and non-financial liabilities subject to the deferral to have a material impact on its financial statements.

In February 2007, the FASB issued FASB No. 159, The Fair Value for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (FASB 159).  FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007.  The adoption of FASB 159 on January 1, 2008 did not materially effect the Company’s financial position or results of operations.

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

In May 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),”  to require issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion.  This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP.  Current practice does not require separation of the liability and equity components of such instruments.  Separately accounting for these instruments’ liability and equity components results in the recording of an initial debt discount.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company intends to adopt FSP APB 14-1 effective January 1, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The Company does not believe that the adoption of FSP APB 14-1 will have a significant effect on its financial statements.

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

ACCOUNTING POLICY DEVELOPMENTS

In 2006, Canada’s Accounting Standards Board ratified a strategic plan that will result in Canadian GAAP, as used by publicly accountable enterprises, being fully converged with International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS-IASB) over a transitional period to be complete by 2011.  MedEmerg will be required using the converged standards effective for interim and annual statements relating to fiscal years beginning no later than on or after January 1, 2011, the date that the Company has selected for adoption.

Canadian GAAP will be fully converged with IFRS-IASB through a combination of two methods (i) as current joint-convergence projects of the United States Financial Accounting Standards Board and the International Accounting Standards Board are agreed upon, they will be adopted by Canada’s Accounting Standards Board and may be introduced in Canada before the publicly accountable enterprises transition date to IFRS-IASB and (ii) standards not subject to a joint-convergence project will be exposed in an omnibus manner for introduction at the time of the publicly accountable enterprises transition date to IFRS-IASB.  The first convergence method may, or will, result in the Company either having the option to, or being required to, effectively, change over certain accounting policies to IFRS-IASB prior to 2011.

The International Accounting Standards Board currently, and expectedly, has projects underway that are expected to result in new pronouncements that continue to evolve IFRS-IASB, and, as a result, IFRS-IASB as at the transition date is expected to differ from its current form.

There are several phases that the Company will have to complete on the path to changing over to IFRS-IASB:

Implementation phase	Description and status
Initial impact assessment and scoping
Currently underway, this phase includes the identification of significant differences between existing Canadian GAAP and IFRS-IASB, as relevant to the Company’s specific instances.

Based upon the current state of IFRS-IASB, this phase is expected to identify a modest number of topics possibly impacting either the Company’s financial results and/or the Company’s effort necessary to change over to IFRS-IASB.  The IASB has activities currently underway which may, or will; change IFRS-IASB and such change may, or will impact the Company.  The Company will assess any such change as a component of its key elements phase.

Key elements
This phase will include identification, evaluation and selection of accounting policies necessary for the Company to change over to IFRS-IASB:

As well, this phase will include other operational elements such as information technology, internal control over financial reporting andtraining.

Although its impact assessment activities are underway and progressing according to plan, continued progress is necessary before the Company can prudently increase the specificity of the disclosure of pre- and post- IFRS-IASB changeover accounting policy differences.

Embedding	This phase will integrate the solutions into the Company’s underlying financial system and processes that are necessary for the Company to change over to IFRS-IASB

The Company is required to qualitatively disclose its implementation impacts in conjunction with its 2008 and 2009 financial reporting.  As activities progress, disclosure on pre- and post-IFRS-IASB implementation accounting policy differences is expected to increase.

The Company will present its results for fiscal 2010 using contemporary Canadian GAAP.  The Company will also present supplementary disclosure for fiscal 2010 according to IFRS-IASB.  To accomplish this, in 2010 the Company will effectively maintain two parallel books of account:  one using the contemporary version of Canadian GAAP and the other using the contemporary IFRS-IASB.

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

•
The Company maintains an allowance for doubtful accounts for estimated losses resulting from fraudulent claims made by patients, the inability of corporate customers to make required payments, or as a result of a dispute in the invoiced amount.  Fraudulent claims arise when patients seek medical care and provide an invalid health card for payment.  The introduction of electronic medical records services, which pre-screen patients prior to services being rendered, is rapidly diminishing the Company’s exposure to fraudulent claims by patients.  The adequacy of the bad debt allowance is determined by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic and business conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically losses on uncollectible accounts have not exceeded allowances for doubtful accounts. As of September 30, 2008, the allowance for doubtful accounts was $37,588 (December 31, 2007 - $40,946).

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

PART II:  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s annual general meeting was held on August 11, 2008.

(b)	The following proposals were adopted by the margins indicated:

i.	To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Michael Sinclair	44,987,149	333,300
Sidney Braun	44,987,149	333,300
Lewis MacKenzie	44,987,149	333,300
Koby (Jacob) Ofek	44,987,149	333,300
Manfred Walt	44,987,149	333,300
John Yarnell	44,987,149	333,300
Ramesh Zacharias	44,987,149	333,300

ii.  To ratify the selection of Grant Thornton LLP as the Company’s independent auditor for fiscal year 2008.

For	45,305,649
Against	14,800

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
Date: November 14, 2008

Principal Financial and Accounting Officer:
	By:	/s/ William Danis
William Danis
Chief Financial Officer
Date: November 14, 2008